Form 10-K
period 2015-03-31
Majesco
filed 2015-06-19
CIK 1626853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2015

OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                   TO

COMMISSION FILE NUMBER 333-202180

MAJESCO
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	77-0309142 (I.R.S. Employer Identification No.)
5 PENN PLAZA, 14th FLOOR NEW YORK, NY (Address of principal executive offices)	10001 (Zip code)
(646) 731-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of September 30, 2014, there was no established public market for the registrant’s common stock and therefore the aggregate market value of common stock held by non-affiliates is not determinable.
As of June 19, 2015, there were 183,450,000 shares of the registrant’s common stock outstanding, par value $0.002 per share.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

FORWARD-LOOKING STATEMENTS
This Annual Report on form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “will,” “might,” “projects,” “expects,” “plans,” “believes,” “anticipates,” “targets,” “intends,” “hopes,” “aims,” “can,” “should,” “could,” “would,” “goal,” “potential,” “approximately,” “estimate,” “pro forma,” “continue” or “pursue” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.
These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and the other documents referred to and relate to a variety of matters, including, but not limited to, (i) the timing and anticipated completion of Majesco’s proposed merger with Cover-All Technologies Inc., (ii) the benefits expected to result from such merger, (iii) the anticipated business of the combined company following the completion of such merger, and (iv) other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and Majesco cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by Majesco or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.
These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from those described in forward-looking statements contained herein include, but are not limited to:
•
the expected timetable for completing the merger of Cover-All Technologies Inc. with Majesco and the transactions contemplated by such merger;

•
the possibility that such merger does not close, including, but not limited to, due to the failure to satisfy the closing conditions, such as obtaining regulatory approval;

•
the potential value created by the merger and the possibility that the projected value creation and efficiencies from the merger will not be realized, or will not be realized within the expected time period;

•
the combined company’s ability to raise future capital as needed to fund its operations and business plan;

•
the risk that the businesses of Cover-All Technologies Inc. and Majesco will not be integrated successfully;

•
the risk that unexpected costs will be incurred in connection with the merger;

•
changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters;

•
the ability to successfully obtain authorization for the listing of the combined company’s securities on the NYSE MKT;

•
the potential of the combined company’s technology platform;

•
the combined company’s ability to achieve increased market acceptance for its product and service offerings and penetrate new markets;

ii

•
the ability of the combined company to protect its intellectual property rights;

•
competition from other providers and products;

•
disruption from the merger making it more difficult to maintain business, customer, supplier and operational relationships;

•
the combined company’s exposure to additional scrutiny and increased expenses as a result of being a public company that is no longer a small reporting issuer; and

•
the combined company’s ability to identify and complete acquisitions, manage growth and integrate future acquisitions.

In addition to the risk factors identified elsewhere, various important risks and uncertainties affecting Majesco may cause the actual results of Majesco to differ materially from the results indicated by the forward-looking statement in this Annual Report on Form 10-K, including those factors or conditions described in “Item 1A. Risk Factors” and, without limitation:
•
the financial condition, financing requirements, prospects and cash flow of Cover-All and Majesco;

•
expectations regarding potential growth and ability to implement short and long-term strategies;

•
the risk of loss of strategic relationships;

•
Majesco’s ability to compete successfully;

•
dependence on a limited number of key customers;

•
worldwide political, economic or business conditions;

•
changes in technology;

•
changes in laws or regulations affecting the insurance industry in particular;

•
restrictions on immigration;

•
the inability to achieve sustained profitability;

•
the ability to obtain, use or successfully integrate third-party licensed technology;

•
the ability and cost of retaining and recruiting key personnel or the risk of loss of such key personnel;

•
ability to attract new clients and retain them and the risk of loss of large customers;

•
continued compliance with evolving laws;

•
ability to maintain or protect intellectual property;

•
unauthorized disclosure of sensitive or confidential client and customer data and cybersecurity;

•
ability of our customers to internally develop new inventions and competitive products; and

•
diversion of management’s attention to the merger rather than regular operation of the business.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Majesco disclaims any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as required by law.
iii

PART I
ITEM 1.
BUSINESS

Overview
Majesco is a global provider of software solutions for the insurance industry. In addition to the United States, Majesco’s international presence includes operations and/or subsidiaries in Canada, the United Kingdom, Malaysia, Thailand and India. Majesco offers core software solutions for Property & Casualty/General Insurance (“P&C”), and Life, Annuities & Pensions (“L&A”) providers, allowing them to manage policy administration, claims management and billing functions. In addition, Majesco offers a variety of other technology-based solutions that enable organizations to automate business processes and comply with policies and regulations across their organizations. Majesco’s solutions enable its customers to respond to evolving market needs and regulatory changes, while improving the efficiency of their core operations, thereby increasing revenues and reducing costs.
Majesco is a California corporation incorporated in April 1992 under the name Mastek Software, Inc. In 1995, this name was changed to Majesco Software, Inc., which was changed to MajescoMastek in 2006 and to Majesco in October 2014. Majesco is currently a private company and its shares of capital stock are not publicly traded.
Majesco’s principal offices are located at 5 Penn Plaza, 14th Floor, New York, NY 10001, and its telephone number is (646) 731-1000. Majesco’s principal website is www.majesco.com.
Majesco Reorganization
83.5% of Majesco is currently owned by Majesco Limited (“Majesco Limited”), a public limited company domiciled in India whose equity shares are in the process of being listed on the BSE Limited (also known as the Bombay Stock Exchange) and the National Stock Exchange of India Limited.
Previously, Majesco was 100% owned (directly and indirectly) by Mastek Limited (“Mastek”), a public limited company domiciled in India whose equity shares are listed on the BSE Limited (also known as the Bombay Stock Exchange) and the National Stock Exchange of India Limited.
Pursuant to a de-merger process which was completed on June 1, 2015, Mastek’s insurance-related business was separated from Mastek’s non-insurance related businesses and all insurance-related operations of Mastek that were not directly owned by Majesco were contributed to Majesco (such de-merger and reorganization process is referred to in this Annual Report on Form 10-K as the “Majesco Reorganization”).
The operations transferred to Majesco in the Majesco Reorganization included Mastek’s insurance-related businesses in Canada, Malaysia, Thailand and the United Kingdom and its India-based offshore insurance-related business as follows:
•
Canada:   contracts with four customers, 12 employees (as of January 1, 2015) and lease for approximately 1,808 square feet of office space;

•
Malaysia:   contracts with seven customers, 62 employees (as of January 1, 2015) and lease for approximately 1,549 square feet of office space;

•
Thailand:   contract with one customer, 11 employees (as of January 1, 2015) and lease for approximately 150 square feet of office space;

•
UK:   contracts with seven customers, 15 employees (as of January 1, 2015) and lease for approximately 690 square feet of office space; and

•
India-based offshore business:   contract with one customer; 1,461 employees (as of January 1, 2015) and lease for approximately 141,442 square feet of office space (serves as global delivery center for other Majesco entities’ client service needs).

The transfer to Majesco of Majesco Canada was completed in September 2014; the transfer of Majesco Malaysia and Majesco Thailand was completed in December 2014; the transfer of the UK insurance software business was completed in January 2015; and the transfer of the India-based offshore business was completed on June 1, 2015.
In connection with the de-merger, 83.5% of Mastek’s equity ownership interest in Majesco was transferred to a newly-formed company in India, called Majesco Limited, which was spun-off from Mastek. Mastek continues to own a 16.5% indirect minority interest in Majesco through its wholly-owned subsidiary Mastek (UK) Ltd.
Agile Asset Acquisition
On January 1, 2015, Majesco consummated the acquisition of substantially all of the assets related to the insurance consulting business of Agile Technologies LLC, a New Jersey limited liability company (“Agile”). Agile is a business and technology management consulting firm. Majesco estimates the total consideration for the Agile asset acquisition will amount to approximately $8.5 million, with a total maximum of   $9.2 million possible depending on earn-out payments. Of the estimated approximately $8.5 million total consideration, (1) $1.0 million was paid in connection with the execution of the acquisition agreement and $2.0 million was paid in connection with the closing of the acquisition with available cash on hand, (2) approximately $390,000 will be paid in cash as deferred payments over three years to certain former Agile employees who became employees of Majesco in connection with the acquisition and (3) up to $5.1 million will be paid by way of earn-out over three years based on the satisfaction of certain time milestones and performance targets, with maximum potential aggregate earn-out payments of up to $5.8 million if performance targets are exceeded. Majesco funded the consideration for this acquisition and all related costs to date using available cash on hand. Majesco subsequently refinanced a portion of the consideration for this acquisition and related costs through borrowings of approximately $3 million with borrowings under a term loan.
Through the Agile asset acquisition, Majesco acquired the insurance-focused IT consulting business of Agile, as well as business process optimization capabilities and additional technology services including data architecture strategy and services. In connection with this acquisition, over 40 insurance technology professionals and other personnel formerly employed or engaged by Agile became employees or independent contractors of Majesco. This acquisition also resulted in the addition of approximately 20 customers to Majesco’s customer base. In connection with this acquisition, Majesco assumed office leases under which Agile was lessee in New Jersey, Georgia and Ohio, and acquired certain trademarks, service marks, domain names and business process framework of Agile.
Cover-All Technologies Merger
On December 14, 2014, Majesco entered into an Agreement and Plan of Merger, as amended (the “Merger Agreement”), with Cover-All Technologies Inc. (“Cover-All”) for a business combination of Majesco and Cover-All. Under the Merger Agreement, Cover-All will merge with and into Majesco, with Majesco as the surviving corporation and Cover-All ceasing its corporate existence (the “Merger”).
Cover-All provides advanced, cost-effective business-focused solutions to the property and casualty insurance industry. Cover-All’s customers include insurance companies, agents, brokers and managing general agents (“MGAs”) throughout the United States and Puerto Rico. Cover-All’s proprietary technology solutions and services are designed to enable its customers to introduce new products quickly, expand their distribution channels, reduce costs and improve service to their customers. In addition, Cover-All also offers an innovative Business Intelligence suite of products to enable its customers to leverage their information assets for real time business insights and for better risk selection, pricing and financial reporting. In 2013, Cover-All announced the general availability of Cover-All Dev Studio, a visual configuration platform for building new and maintaining existing pre-built commercial insurance products for Cover-All Policy. In 2011, Cover-All expanded its portfolio of insurance solutions by acquiring the assets of a recognized claims solution provider, Ho’ike Services, Inc. (doing business as BlueWave Technology).
In the Merger, each share of Cover-All common stock issued and outstanding immediately prior to the effective time of the Merger (other than treasury shares) will be automatically cancelled and extinguished and converted into the right to receive 0.21641 shares of common stock of Majesco as the surviving company in the Merger (the “Exchange Ratio”). This Exchange Ratio is expected to result in holders of issued and outstanding Cover-All common stock and outstanding options and restricted stock units and other equity awards of Cover-All holding in the aggregate approximately 16.5% of the total capitalization of the combined company upon consummation of the Merger.
All outstanding and unexercised options to purchase Cover-All common stock, whether or not exercisable or vested, will be replaced and substituted for by options to purchase Majesco common stock on the same terms and conditions as were applicable to such options immediately prior to the effective time of the Merger, with the number of shares subject to, and the exercise price applicable to, such options being appropriately adjusted based on the Exchange Ratio described above.
The terms of each restricted stock unit (“RSU”) that is settleable in shares of Cover-All common stock that is outstanding and unvested prior to the effective time of the Merger and does not fully vest by its terms as of the effective time of the Merger will be adjusted as necessary and replaced and substituted for by a RSU to acquire Majesco common stock on the same terms and conditions as were applicable to such RSU immediately prior to the effective time of the Merger, as adjusted based on the Exchange Ratio described above.
Any issued and outstanding warrants to purchase shares of Cover-All common stock that are not exercised or cancelled prior to the effective time of the Merger will be assumed by Majesco in accordance with their terms on the same terms and conditions as were applicable to such warrants immediately prior to the effective time of the Merger, with the number of shares subject to, and the exercise price applicable to, such warrants being appropriately adjusted based on the Exchange Ratio.
Majesco expects the Merger to be consummated on June 26, 2015 following approval of the Merger by the stockholders of Cover-All. In connection with the Merger, Majesco has filed a listing application for its common stock with the NYSE MKT under the symbol “MJCO” and expects to be publicly traded under this symbol on the NYSE MKT following the consummation of the Merger, subject to official notice of issuance.

Organizational Chart
Below is the organizational chart of Majesco, its parent entities and its subsidiaries after giving effect to the Majesco Reorganization but prior to giving effect to the Merger:
Majesco Organizational Chart (Pre-Merger)

Mastek Limited (India)(1) ("Mastek")
100%
Majesco Limited (India)(2) ("Majesco Limited")
Mastek (UK) Ltd. (UK) ("Mastek UK")
83.5%
16.5%
Majesco (California, US) ("Majesco")(3)
100%
100%
100%
Majesco Software and Solutions Inc. (New York, US) ("Majesco Software & Solutions")
Majesco Canada Ltd. (Canada) ("Majesco Canada")
Majesco Sdn. Bhd. (Malaysia) ("Majesco Malaysia")
100%
Majesco UK Limited (UK) ("Majesco UK")
100%
Majesco (Thailand) Co., Ltd. (Thailand) ("Majesco Thailand")
100%
Majesco Software and Solutions India Private Limited (India) ("MSS India")

(1)
Currently listed and traded on the BSE Limited and National Stock Exchange of India Limited.

(2)
Listing in process on the BSE Limited and National Stock Exchange of India Limited following the completion of the Majesco Reorganization.

(3)
Listing expected on the NYSE MKT following completion of the Merger, subject to official notice of issuance.

As used in this Annual Report on Form 10-K, references to “Majesco” refer to Majesco and its subsidiaries after giving effect to the Majesco Reorganization but prior to giving effect to the Merger.

Financial Statements Presentation
Majesco’s fiscal year ends on March 31. Majesco changed its fiscal year-end from June 30 to March 31, effective with its fiscal year ended March 31, 2013, resulting in its fiscal year ended March 31, 2013 being a nine-month fiscal year only. Therefore, when used in relation to Majesco, references to “fiscal year” refer to the twelve-month period ended March 31, 2015, the twelve-month period ended March 31, 2014 and the nine-month period ended March 31, 2013, as applicable.
For clarity of presentation, the historical financial statements and information for Majesco (including its subsidiaries) presented in this Annual Report on Form 10-K are presented on a combined basis giving effect to the Majesco Reorganization as if it had occurred as of the date of the historical balance sheet data presented in such historical financial statements, or as of the beginning of the periods presented in such historical financial statements, as applicable.
Business
Majesco has been operating in the insurance industry for more than twenty years and has successfully partnered with global insurance companies enabling them to generate growth and increase profitability. Majesco offers an integrated portfolio of IT products and services, comprised of proprietary software solutions, IT consulting, application development, systems integration, application management outsourcing, testing, data warehousing and business intelligence, CRM services and legacy modernization.
Majesco is a global provider of software solutions for the insurance industry. Majesco offers core software solutions for P&C and L&A providers, allowing them to manage policy administration, claims management and billing functions. In addition, Majesco offers a variety of other technology-based solutions that enable organizations to automate business processes and comply with policies and regulations across their organizations. Majesco’s solutions enable customers to respond to evolving market needs and regulatory changes, while improving the efficiency of their core operations, thereby increasing revenues and reducing costs.
Strong customer relationships are a key component of Majesco’s success given the long-term nature of Majesco’s contracts and the importance of customer references for new sales. Majesco’s customers range from some of the largest global insurance carriers in the industry to startups, specialty, mutual companies and regional carriers. As of March 31, 2015, Majesco served approximately 108 insurance customers on a worldwide basis (after giving effect to the Agile asset acquisition). For the fiscal years ended March 31, 2015, March 31, 2014 and March 31, 2013, Majesco served approximately 108, 97 and 99 insurance customers on a worldwide basis, respectively.
Majesco primarily generates revenues from the licensing of Majesco’s proprietary software and related implementation, support and services fees pursuant to contracts with Majesco’s customers. The license agreements typically range in length from fixed-year terms (which maybe renewable) to perpetual terms. Support services are provided to Majesco’s customers pursuant to multi-year support agreements, and these agreements are typically renewable on an annual basis. Majesco bills its customers for license fees in accordance with the terms of the license agreement, typically payable upon the signing of the agreement and achievement of milestones over the course of a defined period of time. Support fees are payable in advance by the customer on an annualized, quarterly or monthly basis. Majesco primarily derives its service revenues from implementation and training services performed for Majesco’s customers under the terms of a service contract on a time and materials or fixed-price basis.
Over the past several years, Majesco has:
•
developed an end-to-end enterprise platform for the insurance sector — Elixir®;

•
employed a large number of insurance domain consultants with industry certifications such as LOMA designations and CPCU;

•
implemented 100 successful insurance engagements worldwide;

•
developed a Dedicated Centre of Excellence for Insurance; and

•
cultivated and maintained a premium client base including nine of the top 25 global life and annuity companies.

Majesco generated revenues of  $79.3 million, $82.8 million and $68.3 million in fiscal years 2015, 2014 and 2013, respectively.
Overview of the Insurance Industry
The insurance industry is large, fragmented, highly regulated and complex. In order to effectively manage their operations, insurance carriers require IT systems that integrate with other internal systems, control workflow, enable extensive configurability and provide visibility to every user.
Insurance carriers are currently faced with a wide range of challenges. Increasing competition and rising customer expectations are pushing carriers to make their business more agile, improve their time to market for new products/features and respond quickly to market changes.
Many insurance carriers are experiencing increased operational risk and financial loss due to the inadequacy of their existing legacy core systems. The inherent functional and technical limitations of these systems have impeded carriers’ ability to grow profitability and adapt to the evolving expectations of consumer, commercial and government insurance customers. The insurance industry is facing the demands and risks related to, among other things, the following:
•
outdated information technology (“IT”) infrastructure and increasing scarcity of experienced workforce;

•
increased risk due to continued reliance on inefficient processes;

•
losses related to fraud and error in the claims process;

•
competitive pressure on underwriting margins; and

•
changes in customer expectations.

Majesco’s Solutions
Majesco provides services to insurance carriers from small to large via two business models leveraging Majesco’s proprietary software. The models are (1) licensed use of Majesco’s proprietary software; and (2) ASP a/k/a application hosting using the same proprietary software but hosted on Majesco’s ASP Infrastructure. These insurance carriers in turn leverage Majesco’s software to service their own customers for their various lines of business.
Majesco’s solutions are designed to provide insurance carriers with the core system capabilities required to effectively manage their business and overcome critical industry challenges. Majesco’s offering is comprised primarily of:
•
software solutions for the insurance industry; and

•
global services including project delivery and implementation of Majesco’s solutions.

Software Solutions
Life, Annuity Pension and Retirement
Majesco delivers proven solutions and IT services in core insurance areas including policy administration, product modeling, new business processing, billing, claims, producer lifecycle management and incentive compensation. Majesco’s life and annuity products and services include:
Products:
•
Elixir® North America Policy Administration System

•
Elixir® Distribution Management

•
New Business & Underwriting

•
Implementation Services

•
STG Policy Administration

Services:
•
Enterprise Application Services

•
Business Intelligence & Data Warehousing

•
Testing

•
Enterprise Mobility

•
Portals

Property and Casualty/General Insurance
Majesco is a global provider of P&C software products and services. Majesco develops products that are generally in line with latest technology trends, highly configurable, and customizable. Majesco’s P&C and general insurance products and services include:
Products:
•
STG Policy Administration

•
STG Billing

•
STG Product Modeler

•
STG Claims

•
Distribution Management

•
Implementation Services

Services:
•
Enterprise Application Services

•
Business Intelligence & Data Warehousing

•
Testing

•
Enterprise Mobility

•
Portals

Global Services
Majesco offers project delivery and implementation services, backed by Majesco’s methodologies and best practices, for its software solutions portfolio. Majesco also offers its customers support and maintenance for the software. Majesco’s maintenance plan covers bug fixes and new releases.
Majesco’s Growth Strategy
Majesco intends to extend its leadership as a provider of core system software to the global insurance industry. The key elements of Majesco’s strategy include:
•
Continue to innovate and extend its technology leadership.   Majesco intends to enhance the functionality of Majesco’s industry-leading software for insurance carriers through continued focus on product innovation and investment in research and development.

•
Expand its customer base.   Majesco intends to continue to aggressively pursue new customers by specifically targeting key accounts, expanding its sales and marketing organization, leveraging current customers as references and extending its geographic reach. Majesco targets new customers with its complete solution or by selling one or more of its applications, based on customers’ initial needs.

•
Upsell its existing customer base.   Majesco intends to build upon its established customer relationships and track record of successful implementations to sell additional products into its existing customer base.

•
Deepen and expand strategic relationships with its system integration partners.   Majesco will continue to collaborate with, and seek to increase the value that its solutions generate for, its strategic partners. Majesco believes these efforts will encourage its partners to drive awareness and adoption of its software solutions throughout the insurance industry.

•
Increase market awareness of its brand and solutions.   Majesco intends to continue to use its key partnerships, customer references and marketing efforts to strengthen its brand and reputation, enhance market awareness of its solutions as a global provider of core system software to the insurance industry.

Intellectual Property
Majesco relies on a combination of contractual provisions and intellectual property law to protect its proprietary technology. Majesco believes that due to the dynamic nature of the computer and software industries, copyright protection is less significant than factors such as the knowledge and experience of its management and personnel, the frequency of product enhancements and the timeliness and quality of its support services.
Majesco seeks to protect the source code of its products as trade secret information and as an unpublished copyright work, although Majesco generally agrees to place its source code into escrow in connection with entering into new customer agreements. Majesco also relies on security and copy protection features in its proprietary software. Majesco distributes its products under software license agreements which grant customers a personal, non-transferable license to use its products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of its products. Majesco does not hold any patents.
Majesco Mastek®, Majesco® and Elixir® are trademarks of Majesco.
Competition
The market to provide software solutions to the insurance industry is highly competitive and fragmented. This market is subject to changing technology, shifting customer needs and introductions of new products and services. Majesco’s competitors vary in size and in the breadth and scope of the products and services offered. Majesco’s current principal competitors include:
Area of Product/Service	Competitors
Internally developed software	Many large insurance companies have sufficient IT resources to maintain and augment their own proprietary internal systems, or consider developing new custom systems.
IT services firms	Firms such as Accenture, CSC, Cognizant, CGI, Mphasis and Tata Consultancy Services Limited offer software and systems or develop custom, proprietary solutions for the insurance industry.
Insurance software vendors	Vendors such as Accenture, Guidewire Software, Inc., FINEOS, Innovation Group, ISCS, OneShield, Inc., StoneRiver, Inc., Sapiens International Corporation, Exigen, and TIA Technology A/S provide software solutions that are specifically designed to meet the needs of insurance carriers.
Horizontal software vendors	Vendors such as Pegasystems Inc. and SAP AG offer software that can be customized to address the needs of insurance carriers.

Sales and Marketing
Majesco markets its software and services primarily through a direct sales force. Strategic partnerships with consultants and systems integrators are important to its sales efforts because they influence buying decisions, help it to identify sales opportunities, and complement its software and services with their domain expertise and professional services capabilities.
To support its sales efforts, Majesco conducts a broad range of marketing programs, including client and industry targeted solution campaigns, trade shows, solution seminars and webinars, and press relations, its consulting staff, business partners, and other third parties also conduct joint and separate marketing campaigns that generate sales leads.
Major Customers
As of March 31, 2015, Majesco’s product line was in use in approximately 108 companies worldwide (after giving effect to the Agile asset acquisition). For the fiscal years ended March 31, 2015, March 31, 2014 and March 31, 2013, Majesco served approximately 108, 97 and 99 insurance customers on a worldwide basis, respectively. For the fiscal year ended March 31, 2015, Majesco had no customer contributing 10% or more of total revenues. For the fiscal years ended March 31, 2014 and March 31, 2013, Majesco had one and two customers who contributed revenues equal to 10% or more of Majesco’s total revenues. For the fiscal year ended March 31, 2014, Majesco’s largest customer was State Farm, which constituted approximately 19.8% of total revenues. For the fiscal year ended Mach 31, 2013, Majesco’s two largest customers were State Farm and Fidelity, which constituted approximately 19.6% and 10.4% of total revenues, respectively.
For the fiscal year ended March 31, 2015, Majesco’s top five customers generated approximately 30.9% of revenue with no one customer representing greater than 20% of revenue. Majesco expects that the top five customers will continue to account for a significant portion of revenue for the foreseeable future.
Backlog
As of March 31, 2015, Majesco had unrecognized licenses and support services or professional services backlog of unbilled work totaling $40.2 million, which will be recognized by March 31, 2016.
Employees
As of March 31, 2015, Majesco had a total of 1781 full-time employees and had no part-time employees on a worldwide basis (after giving effect to the Agile asset acquisition). By country, Majesco had a total of 234 employees in the United States; a total of 9 employees in Canada; a total of 21 employees in the United Kingdom; a total of 60 employees in Malaysia; and a total of 1457 employees in India, in each case, as of March 31, 2015. In addition, as of March 31, 2015, Majesco actively received services from a total of 61 individuals in their capacities as independent contractors (of which, 27 are in the United States, eight are in Malaysia, 24 are in India and two are in the United Kingdom).
None of Majesco’s employees are covered by collective bargaining arrangements or represented by a union with respect to their employment with Majesco. Management considers relations with Majesco’s employees to be good.
Available Information
Majesco files annual, quarterly and current reports and, following consummation of the Merger, will file proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You may read and copy this information at the Public Reference Room of the SEC, Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically through the EDGAR System.

Majesco also maintains a website at http://www.majesco.com. Information on this website does not constitute a part of, nor is it incorporated in any way, into this Annual Report on Form 10-K. Majesco makes available, free of charge, on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.
ITEM 1A.
RISK FACTORS

Risks Related to Majesco
We depend on a small number of large customers and the loss of one or more major customers could have a material adverse effect on our business, financial condition and results of operations.
For the fiscal year ended March 31, 2015, our top five customers, in aggregate, generated approximately 30.9% of our revenue with no one customer representing greater than 20%. We expect that our top five customers will continue to account for a significant portion of our revenue for the foreseeable future. For the fiscal year ended March 31, 2015, Majesco’s top five customers generated approximately 30.9% of total revenues. For the fiscal year ended March 31, 2014, one large customer constituted approximately 19.8% of total revenues. For the fiscal year ended March 31, 2013, two large customers constituted approximately 19.6% and 10.4% of total revenues, respectively. We have had in the past large customers terminate their relationship with us and it is possible that any of our large customers could decide to terminate their relationship with us in the future. The loss of one or more of our top five customers, or a substantial decrease in demand by any of those customers for our services and solutions, could have a material adverse effect on our business, results of operations and financial condition. Additionally, our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenues and lower average selling prices and gross margins, all of which could harm our operating results.
Our information systems, like those of other software and technology companies, are vulnerable to the threat of cybersecurity and data privacy risks.
Our business involves the storage, management, and transmission of the proprietary information of customers. The methods used to obtain unauthorized access or disable or degrade services and systems are continuously changing, and may be difficult to successfully anticipate or detect for long periods of time. Moreover, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security.
Although we employ control procedures and security systems to protect the data we store, manage and transmit for our customers, we cannot guarantee that these measures will be sufficient to detect or prevent interceptions, break-ins, security breaches, the introduction of viruses or malicious code, or other disruptions that may jeopardize the security of information stored in and transmitted by our products. Breaches of our security could result in misappropriation of personal information, suspension of hosting operations or interruptions in our services. Because techniques used to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventive measures. Our systems are also exposed to computer viruses, denial of service attacks and bulk unsolicited commercial email, or spam. Being subject to these events and items could cause a loss of service and data to customers, even if the resulting disruption is temporary.
If our products or systems experience data security breaches or there is unauthorized access to or release of our customers’ data, we may lose current or future customers and our reputation and business may be harmed and may incur liabilities to repair or replace our systems or in connection with litigation or regulatory enforcement actions that may result from such breaches.
If our security measures are breached as a result of a third-party action, employee error or otherwise, and as a result customers’ information becomes available to unauthorized parties, we could incur liability, we may lose revenues and our reputation would be damaged. This could lead to the loss of current and potential customers. If we experience any breaches of our network security due to unauthorized access, sabotage, or human error, we may be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems. We also may not be able to remedy these problems in a timely manner, or at all. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements or that our systems are unsecure or unstable could inhibit sales of our products or services, and could limit adoption of our products and services. The property and business interruption insurance we carry may not provide coverage adequate to compensate us fully for losses that may occur or litigation that may be instituted against us in these circumstances. We could be required to make significant expenditures to repair our systems in the event that they are damaged or destroyed, or if the delivery of our services to our customers is disrupted, and our business and results of operations could be harmed.
Additionally, the U.S. Federal Trade Commission and certain state agencies have investigated various companies’ use of their customers’ personal information. The U.S. federal government, some state governments, and foreign countries have also enacted laws and regulations protecting the privacy of consumers’ non-public personal information. Our inability or failure to comply with existing laws, the adoption of new laws or regulations regarding the use of personal information that require us to change the way we conduct our business or an investigation of our privacy practices could increase the costs of operating our business.
We face intense and growing competition. If we are unable to compete successfully, our business will be seriously harmed through loss of customers or increased negative pricing pressure.
The market for our services and solutions is extremely competitive. Our competitors vary in size and in the variety of services and solutions.
Some of our current and potential direct competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than we do, greater brand recognition and, we believe, a larger base of customers. In addition, competitors may operate more successfully or form alliances to acquire significant market share. These direct competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote more resources to the promotion, sale and development of their services and solutions than us and there can be no assurance that our current and future competitors will not be able to develop services and solutions comparable or superior to those offered by us at more competitive prices. As a result, in the future, we may suffer from an inability to offer competitive services and solutions or be subject to negative pricing pressure that would adversely affect our ability to generate revenue and adversely affect our operating results.
Our business will be adversely affected if we cannot successfully retain key members of our management team or retain, hire, train and manage other key employees, particularly in the sales and customer service areas.
Our continued success is largely dependent on the personal efforts and abilities of our executive officers and senior management, including our President and Chief Executive Officer and our executive management team. Our success also depends on our continued ability to attract, retain, and motivate key employees throughout our business. In particular, we are substantially dependent on our skilled technical employees and our sales and customer service employees. Competition for skilled technical, sales and customer service professionals is intense and our competitors often attempt to solicit our key employees and may be able to offer them employment benefits and opportunities that we cannot. There can be no assurance that we will be able to continue to attract, integrate or retain additional highly qualified personnel in the future. In addition, our ability to achieve significant growth in revenue will depend, in large part, on our success in effectively training sufficient numbers of technical, sales and customer service personnel. New employees require significant training before they achieve full productivity. Our recent and planned hires may not be as productive as anticipated, and we may be unable to hire sufficient numbers of qualified individuals. If we are not successful in retaining our existing employees, or hiring, training and integrating new employees, or if our current or future employees perform poorly, growth in the sales of our services may not materialize and our business will suffer.

We resell products and services of third parties that may require us to pay for such products and services even if our customers fail to pay us for the products and services, which may have a negative impact on our cash flow and operating results.
In order to provide resale services or products, we contract with third-party service providers. These services require us to enter into fixed term contracts for services with third party suppliers of products and services. If we experience the loss of a customer who has purchased a resale product or service, we may remain obligated to continue to pay our suppliers for the term of the underlying contracts. The payment of these obligations without a corresponding payment from customers will reduce our financial resources and may have a material adverse effect on our financial performance, cash flow and operating results.
We may fail to adequately protect our proprietary technology, which would allow competitors or others to take advantage of our research and development efforts.
We rely upon trade secrets, proprietary know-how, and continuing technological innovation to develop new services and solutions and to remain competitive. If our competitors learn of our proprietary technology or processes, they may use this information to produce services and solutions that are equivalent or superior to our services and solutions, which could materially adversely affect our business, operations and financial position. Our employees and consultants may breach their obligations not to reveal our confidential information, and any remedies available to us may be insufficient to compensate our damages. Even in the absence of such breaches, our trade secrets and proprietary know-how may otherwise become known to our competitors, or be independently discovered by our competitors, which could adversely affect our competitive position.
Our sales cycle is lengthy and variable, depends upon many factors outside our control, and could cause us to expend significant time and resources prior to earning associated revenues.
The typical sales cycle for our products and services is lengthy and unpredictable, requires pre-purchase evaluation by a significant number of employees in our customers’ organizations, and often involves a significant operational decision by our customers. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achievable by organizations deploying our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products, but also those of our competitors and can result in a lengthy sales cycle. Moreover, a purchase decision by a potential customer typically requires the approval of several senior decision makers, including the board of directors of our customers. Our sales cycle for new customers is typically one to two years and can extend even longer in some cases. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, we sometimes commit to include specific functions in our base product offering at the request of a customer or group of customers and are unable to recognize license revenues until the specific functions have been added to our products. Providing this additional functionality may be time consuming and may involve factors that are outside of our control. The lengthy and variable sales cycle may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from period to period.
Our business depends on customers renewing and expanding their license and maintenance contracts for our products. A decline in our customer renewals and expansions could harm our future results of operations.
Our customers have no obligation to renew their term licenses after their license period expires, and these licenses may not be renewed on the same or more favorable terms. Moreover, under certain circumstances, our customers have the right to cancel their license agreements before they expire. We have limited historical data with respect to rates of customer license renewals, upgrades and expansions so we may not accurately predict future trends in customer renewals. In addition, our term and perpetual license customers have no obligation to renew their maintenance arrangements after the expiration of the initial contractual period. Our customers’ renewal rates may fluctuate or decline because of several factors, including their satisfaction or dissatisfaction with our products and services, the prices of our products and services, the prices of products and services offered by our competitors or reductions in our customers’ spending levels due to the macroeconomic environment or other factors. In addition, in some cases, our customers have a right to exercise a perpetual buyout of their term licenses at the end of the initial contract term. If our customers do not renew their term licenses for our solutions or renew on less favorable terms, our revenues may decline or grow more slowly than expected and our profitability may be harmed.
Our implementation cycle is lengthy and variable, depends upon factors outside our control, and could cause us to expend significant time and resources prior to earning associated revenues.
The implementation and testing of our products by our customers takes several months or longer, and unexpected implementation delays and difficulties can occur. Implementing our products typically involves integration with our customers’ systems, as well as adding their data to our system. This can be complex, time-consuming and expensive for our customers and can result in delays in the implementation and deployment of our products. The lengthy and variable implementation cycle may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from period to period.
Our product development cycles are lengthy, and we may incur significant expenses before we generate revenues, if any, from new products.
Because our products are complex and require rigorous testing, development cycles can be lengthy, taking us up to two years to develop and introduce new products. Moreover, development projects can be technically challenging and expensive. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenues, if any, from such expenses. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in the marketplace, this could materially and adversely affect our business and results of operations. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced. Such decreased customer demand may cause us to fall short of our sales targets, and we may nonetheless be unable to avoid substantial costs associated with the product’s development. If we are unable to complete product development cycles successfully and in a timely fashion and generate revenues from such future products, the growth of our business may be harmed.
Failure to meet customer expectations on the implementation of our products could result in negative publicity and reduced sales, both of which would significantly harm our business, results of operations, financial condition and growth prospects.
We provide our customers with upfront estimates regarding the duration, budget and costs associated with the implementation of our products. Failing to meet these upfront estimates and the expectations of our customers for the implementation of our products could result in a loss of customers and negative publicity regarding us and our products and services, which could adversely affect our ability to attract new customers and sell additional products and services to existing customers. Such failure could result from our product capabilities or service engagements by us, our system integrator partners or our customers’ information technology (“IT”) employees. The consequences could include, and have included: monetary credits for current or future service engagements, reduced fees for additional product sales, and a customer’s refusal to pay their contractually-obligated license, maintenance or service fees. In addition, time-consuming implementations may also increase the amount of services personnel we must allocate to each customer, thereby increasing our costs and adversely affecting our business, results of operations and financial condition.
If we are unable to develop, introduce and market new and enhanced versions of our products, we may be put at a competitive disadvantage.
Our success depends on our continued ability to develop, introduce and market new and enhanced versions of our products to meet evolving customer requirements. However, we cannot assure you that this process can be maintained. If we fail to develop new products or enhancements to our existing products, our business could be adversely affected, especially if our competitors are able to introduce products with enhanced functionality. We plan to continue our investment in product development in future periods. It is critical to our success for us to anticipate changes in technology, industry standards and customer requirements and to successfully introduce new, enhanced and competitive products to meet our customers’

and prospective customers’ needs on a timely basis. However, we cannot assure you that revenues will be sufficient to support the future product development that is required for us to be competitive. Although we may be able to release new products in addition to enhancements to existing products, we cannot assure you that our new or upgraded products will be accepted by the market, will not be delayed or canceled, will not contain errors or “bugs” that could affect the performance of the products or cause damage to users’ data, or will not be rendered obsolete by the introduction of new products or technological developments by others. If we fail to develop products that are competitive in technology and price and fail to meet customer needs, our market share will decline and our business and results of operations could be harmed.
We may be subject to significant liability claims if our core system software fails and the limitation of liability provided in our license agreements may not protect us, which may adversely impact our financial condition.
The license and support of our core system software creates the risk of significant liability claims against us. Our license agreements with our customers contain provisions designed to limit our exposure to potential liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be enforced as a result of international, federal, state and local laws or ordinances or unfavorable judicial decisions. Breach of warranty or damage liability or injunctive relief resulting from such claims could have a material and adverse impact on our results of operations and financial condition.
Certain of our software products may be deployed through cloud-based implementations, and if such implementations are compromised by data security breaches or other disruptions, our reputation could be harmed, and we could lose customers or be subject to significant liabilities.
Although our software products typically are deployed on our customers’ premises, our products may be deployed in our customers’ cloud-based environments, in which our products and associated services are made available using an Internet-based infrastructure. In cloud deployments, the infrastructure of third-party service providers used by our customers may be vulnerable to hacking incidents, other security breaches, computer viruses, telecommunications failures, power loss, other system failures and similar disruptions.
Any of these occurrences, whether intentional or accidental, could lead to interruptions, delays or cessation of operation of the servers of third-party service providers’ used by our customers, and to the unauthorized use or access of our software and proprietary information and sensitive or confidential data stored or transmitted by our products. The inability of service providers used by our customers to provide continuous access to their hosted services, and to secure their hosted services and associated customer information from unauthorized use, access or disclosure, could cause us to lose customers and to incur significant liability, and could harm our reputation, business, financial condition and results of operations.
We are dependent on the reliability and performance of our internally developed systems and operations. Any difficulties in maintaining these systems, whether due to human error or otherwise, may result in service interruptions, decreased service quality for our customers, a loss of customers or increased expenditures.
Our revenue and profit depend on the reliability and performance of our services and solutions. We have contractual obligations to provide service level credits to almost all of our application services provider (“ASP”) customers against future invoices in the event that certain service disruptions occur. Furthermore, customers may terminate their ASP agreements with us as a result of significant service interruptions, or our inability, whether actual or perceived, to provide our services and solutions at the contractually required levels or at any time. If our services are unavailable, or customers are dissatisfied with our performance, we could lose customers, our revenue and profits would decrease and our business operations or financial position could be harmed. In addition, the software and workflow processes that underlie our ability to deliver our services and solutions have been developed primarily by our own employees and consultants. Malfunctions in the software we use or human error could result in our inability to provide services or cause unforeseen technical problems. If we incur significant financial commitments to our customers in connection with our failure to meet service level commitment obligations, we may incur significant liability and our liability insurance and revenue reserves may not be adequate. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenue and our operating results.

We operate in a price sensitive market and we are subject to pressures from customers to decrease our fees for the services and solutions we provide. Any reduction in price would likely reduce our margins and could adversely affect our operating results.
The competitive market in which we conduct our business could require us to reduce our prices. If our competitors offer discounts on certain products or services in an effort to recapture or gain market share or to sell other products, we may be required to lower our prices or offer other favorable terms to compete successfully. Any of these changes would likely reduce our margins and could adversely affect our operating results. Some of our competitors may bundle products and services that compete with us for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. In addition, many of the services and solutions that we provide and market are not unique to us and our customers and target customers may not distinguish our services and solutions from those of our competitors. All of these factors could, over time, limit or reduce the prices that we can charge for our services and solutions. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced revenue resulting from lower prices would adversely affect our margins and operating results.
If we are unable to retain and grow our customer base, as well as their end-user base, our revenue and profit will be adversely affected.
In order to execute our business plan successfully, we must maintain existing relationships with our customers and establish new relationships with additional businesses. If we are unable to diversify and extend our customer base, our ability to grow our business may be compromised, which would have a material adverse effect on our financial condition and results of operations.
If economic or other factors negatively affect the insurance industry, our customers and target customers may become unwilling or unable to purchase our services and solutions, which could cause our revenue to decline and impair our ability to operate profitably.
Many of our existing and target customers operate in the insurance industry. If a material portion of the insurance businesses that we service, or are looking to service, experience economic hardship, these customers may be unwilling or unable to expend resources on the services and solutions we provide, which would negatively affect the overall demand for our services and could cause our revenue to decline.
If we do not respond effectively and on a timely basis to rapid technological change, our business could suffer.
The markets in which we operate are characterized by changing technology and evolving industry standards. There can be no assurance that our current and future competitors will not be able to develop services or expertise comparable or superior to those we have developed or to adapt more quickly than us to new technologies, evolving industry standards or customer requirements. Failure or delays in our ability to develop services and solutions to respond to industry or user trends or developments and the actions of our competitors could have a material adverse effect on our business, results of operations and financial condition. Our ability to anticipate changes in technology, technical standards and product offerings will be a significant factor in the success of our current business and in expanding into new markets.
If we are unable to quickly react to changes in insurance laws and similar regulation in the jurisdictions in which we operate and update our products on a frequent basis, our customer base (as well as end-user base), revenue and profit will be adversely affected. Such updates requires significant investment, which may come at a cost.
In order for us to maintain and grow our customer base (and well as our customers’ end-user base) and maintain and increase revenues and profit, we must maintain familiarity with legal and regulatory changes in the jurisdictions in which we operate and update our existing products frequently. Frequent and timely product updates require significant investment in research and development and in personnel experienced in legal and regulatory matters as well as technical personnel. To maintain such a level of investment, we may need to raise additional debt or equity capital, which may be costly, or require a reduction in other areas of our budget. Our inability to continually update our products as needed due to regulatory changes could have an adverse effect on our financial condition and results of operations and reduce our ability to compete.

Litigation could result in substantial costs to us and our insurance may not cover these costs.
There is a risk that our services and solutions may not perform up to expectations. While in certain circumstances we attempt to contractually limit our liability for damages arising from our provision of services, there can be no assurance that they will be enforceable in all circumstances or in all jurisdictions. Furthermore, litigation, regardless of contractual limitations, could result in substantial cost to our divert management’s attention and resources from our operations and result in negative publicity that our ongoing marketing efforts and therefore our ability to maintain and grow our customer base. Although we have general liability insurance in place, there is no assurance that this insurance will cover these claims or that these claims will not exceed the insurance limit under its current policies.
Our global operations are subject to complex risks, some of which might be beyond our control.
We have offices and operations in various countries around the world and provide services and solutions to clients globally. For the fiscal year ended March 31, 2015, approximately 82.4% of our revenues were attributable to the North American region, approximately 8.6% were attributable to the European region, and approximately 9% were attributable to the rest of the world, primarily the Asia-Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties in India and other countries, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters and multiple legal and regulatory systems, our results of operations could be adversely affected.
Our international sales and operations subject us to additional risks that can adversely affect our business, results of operations and financial condition.
Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:
•
increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;

•
longer payment cycles and difficulties in enforcing contracts and collecting accounts receivable;

•
the need to localize our products and licensing programs for international customers;

•
lack of familiarity with and unexpected changes in foreign regulatory requirements;

•
increased exposure to fluctuations in currency exchange rates;

•
the burdens of complying with a wide variety of foreign laws and legal standards;

•
compliance with the U.S. Foreign Corrupt Practices Act of 1977, particularly in emerging market countries;

•
import and export license requirements, tariffs, taxes and other trade barriers;

•
increased financial accounting and reporting burdens and complexities;

•
weaker protection of intellectual property rights in some countries;

•
multiple and possibly overlapping tax regimes; and

•
political, social and economic instability abroad, terrorist attacks and security concerns in general.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Any of these risks could harm our international operations and reduce our international sales, adversely affecting our business, results of operations, financial condition and growth prospects.
A substantial portion of our assets and operations are located outside of the United States and we are subject to regulatory, tax, economic, political and other uncertainties in other foreign countries in which we operate.
We have significant offshore facilities in foreign countries, including India, Malaysia and Thailand. Wages in these countries have historically increased at a faster rate than in the United States. If this trend continues in the future, it would result in increased costs for our skilled professionals and thereby potentially reduce our operating margins. Also, there is no assurance that, in future periods, competition for skilled professionals will not drive salaries higher in those countries, thereby resulting in increased costs for our technical professionals and reduced operating margins.
Certain of these countries have also recently experienced civil unrest and terrorism and have been involved in conflicts with neighboring countries. These events could materially adversely affect our operations in these countries. In addition, companies may decline to contract with us for services, even where these countries are not involved, because of more generalized concerns about relying on a service provider utilizing international resources that may be viewed as less stable than those provided in the United States.
In addition, these countries have in the past experienced many of the problems that commonly confront the economies of developing countries, including high inflation, erratic gross domestic product growth and shortages of foreign exchange. Government actions concerning the economy in these countries could have a material adverse effect on private sector entities like us. In the past, certain of these governments have provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development services industry. Programs that have benefited us include, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. Notwithstanding these benefits, as noted above, changes in government leadership or changes in policies in these countries that result in the elimination of any of the benefits realized by us or the imposition of new taxes applicable to such operations could have a material adverse effect on our business, results of operations and financial condition.
Our operating results may be adversely affected by fluctuations in the Indian rupee and other foreign currency exchange rates and restrictions on the deployment of cash across our global operations.
Although we report our operating results in U.S. dollars, a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenues, income from operations, other income (expense), net and the value of balance sheet items originally denominated in other currencies. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations or that any efforts by us to engage in currency hedging activities will be effective. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use these funds across our global operations. Finally, as we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at offshore sites by increasing labor and other costs that are denominated in local currency.
Our shareholders may have difficulty effecting service of process or enforcing judgments obtained in the United States against our foreign subsidiaries or against some of our officers, directors or executive management or gaining access to our assets located outside the United States.
Several of our operating subsidiaries are located outside the United States, including India, Thailand, Malaysia, UK and Canada, and a number of our officers, directors and executive management reside abroad. Many of our assets are located in countries outside the United States. As a result, you may be unable to effect service of process upon our affiliates who reside outside the United States except in their jurisdiction of residence. In addition, you may be unable to enforce outside of the jurisdiction of these affiliates’ residence judgments obtained against these individuals or entities in courts of the United States, including judgments predicated solely upon the federal securities laws of the United States. You may also have difficulty gaining access to assets of us or our affiliates located outside the United State to the extent necessary to satisfy a judgment against us or one of our affiliates. In particular, should you seek to enforce a judgment of a United States court against us or one of our affiliates, directors or officers in a jurisdiction outside the United States, you may be unable to obtain recognition or enforcement of some or all of the amount of damages or other remedies awarded by the United States court. You may also be required to comply with laws or regulations applicable to relevant jurisdiction governing the repatriation of any money damages recovered from a court in such jurisdiction to the United States or another country.
Our growth may be hindered by immigration restrictions.
Our future success continues to depend on our ability to attract and retain employees with technical and project management skills, including those from developing countries, especially India. The ability of foreign nationals to work in the United States and Europe, where a significant proportion of the combine company’s operations are located, depends on their ability and our ability to obtain the necessary visas and work permits.
Immigration and work permit laws and regulations in the United States, the United Kingdom, and other countries are subject to legislative and administrative changes as well as changes in the application of standards and enforcement. Immigration and work permit laws and regulations can be significantly affected by political forces and levels of economic activity. Our international expansion strategy and our business, results of operations, and financial condition may be materially adversely affected if changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations impair our ability to staff projects with professionals who are not citizens of the country where the work is to be performed.
Our earnings may be adversely affected if we change our intent not to repatriate foreign earnings or if such earnings become subject to U.S. tax on a current basis.
We have earnings outside of the United States. Other than amounts for which we have already accrued U.S. taxes, we consider foreign earnings to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur that could effectively force us to change our intent not to repatriate such earnings. If such earnings are repatriated in the future or are no longer deemed to be indefinitely reinvested, we may have to accrue taxes associated with such earnings at a substantially higher rate than our projected effective income tax rate, and we may be subject to additional tax liabilities in certain foreign jurisdictions in which we operate. These increased taxes could have a material adverse effect on our business, results of operations and financial condition.
We may not be able to enforce or protect our intellectual property rights, which may harm our ability to compete and harm our business.
Our future success will depend, in part, on our ability to protect our proprietary methodologies and other valuable intellectual property. We presently hold no issued patents.
Our ability to enforce our software license agreements, service agreements, and other intellectual property rights is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. To the extent that we seek to enforce our rights, we could be subject to claims that an intellectual property right is invalid, otherwise not enforceable, or is licensed to the party against whom we are pursuing a claim. In addition, our assertion of intellectual property rights may result in the other party seeking to assert alleged intellectual property rights or assert other claims against us, which could harm our business. If we are not successful in defending such claims in litigation, we may not be able to sell or license a particular service or solution due to an injunction, or we may have to pay damages that could, in turn, harm our results of operations. In addition, governments may adopt regulations, or courts may render decisions, requiring compulsory licensing of intellectual property to others, or governments may require that products meet specified standards that serve to favor local companies. Our inability to enforce our intellectual property rights under these circumstances may harm our competitive position and our business.
We generally agree in our agreements with our customers to place source code for our proprietary software in escrow. In most of those cases, the escrowed source code may be made available to such customers in the event that we were to file for bankruptcy or materially fail to support our products in the future. Release of our source code upon any such event may increase the likelihood of misappropriation or other misuse of our software; however, such customers would still be obligated to comply with the terms of our license agreements with them, which restricts the use of the software.
Our services or solutions could infringe upon the intellectual property rights of others and we may be subject to claims of infringement of third-party intellectual property rights.
We cannot be sure that our services and solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of others. Third parties may assert against us or our customers claims alleging infringement of patent, copyright, trademark, or other intellectual property rights to technologies or services that are important to our business. Infringement claims could harm our reputation, cost us money and prevent us from offering some services or solutions. In our contracts, we generally agree to indemnify our clients for certain expenses or liabilities resulting from potential infringement of the intellectual property rights of third parties. In some instances, the amount of our liability under these indemnities could be substantial. Any claims that our products, services or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, may result in significant costs in defending and resolving such claims, and may divert the efforts and attention of our management and technical personnel from our business. In addition, as a result of such intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:
•
pay third-party infringement claims;

•
discontinue using, licensing, or selling particular products subject to infringement claims;

•
discontinue using the technology or processes subject to infringement claims;

•
develop other technology not subject to infringement claims, which could be costly or may not be possible; and/or

•
license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms.

The occurrence of any of the foregoing could result in unexpected expenses or require us to recognize an impairment of our assets, which would reduce the value of our assets and increase expenses. In addition, if we alter or discontinue our offering of affected items or services, our revenue could be affected. If a claim of infringement were successful against us or our clients, an injunction might be ordered against our client or our own services or operations, causing further damages.
We expect that the risk of infringement claims against us will increase if our competitors are able to obtain patents or other intellectual property rights for software products and methods, technological solutions, and processes. We may be subject to intellectual property infringement claims from certain individuals or companies who have acquired patent portfolios for the primary purpose of asserting such claims against other companies. The risk of infringement claims against us may also increase as we continue to develop and license our intellectual property to our clients and other third parties. Any infringement claim or litigation against us could have a material adverse effect on our business, results of operations and financial condition.
Some of our products may incorporate open source software, which may expose us to potential claims or litigation.
Some of our products may incorporate software licensed under so-called “open source” licenses, including, but not limited to, the GNU General Public License and the GNU Lesser General Public License. We use our methodology to ensure that our proprietary software is not combined with, and does not incorporate, open source software in ways that would require our proprietary software to be subject to an open source license. However, few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. The usage of open source software may subject us to claims from others seeking to enforce the terms of an open source license, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software. Such claims could also result in litigation, and may require us to devote additional research and development resources to change our products, any of which could reduce or diminish the value of our products and have a negative effect on our business and operating results.
We may be unable to successfully integrate the Agile insurance technology consulting business.
On January 1, 2015, we consummated the acquisition of substantially all of the assets related to the insurance consulting business (the “Consulting Business”) of Agile, a business and technology management consulting firm. It is possible that the integration of the Consulting Business and that of the former personnel of Agile who have joined Majesco into Majesco could take longer than anticipated and could result in the loss of valuable employees and customers from the Consulting Business, the disruption of the ongoing businesses, processes and systems of our non-consulting businesses and the Consulting Business or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability (and the ability of the combined company following the completion of the Merger with Cover-All) to achieve the anticipated benefits of the acquisition of this business. Our results of operations could also be adversely affected by any issues attributable to the operations of our non-consulting businesses or of the Consulting Business that arise or are based on events or actions that occurred prior to or in connection with the completion of the Agile asset acquisition. We may have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits of the Agile asset acquisition will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and prospects.
Majesco has never before been a reporting company and will incur increased costs and management will be required to devote substantial time to new compliance initiatives.
Majesco has never before been a reporting company in the United States. As a result, it will incur higher legal, accounting and other expenses than before, and these expenses may increase even more in the future. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. We estimate that we may incur approximately $1.5 to $2.0 million in incremental costs per year associated with being a publicly traded company, although it is possible that our actual incremental costs will be higher than those estimates. These expenses may increase even more after the Merger.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
Majesco, as a private company, has never been subject to the periodic reporting requirements of the Exchange Act. Therefore, there can be no assurances that we will be fully compliant with our disclosure controls and procedures under the Exchange Act. Any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.
If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We will be required to furnish a report by management on, among other things, the effectiveness of internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from an issuer’s independent registered public accounting firm on the effectiveness of its internal control over financial reporting. However, for as long as we remain an emerging growth company under the JOBS Act, we may take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.
Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, value of our common stock could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
We are an emerging growth company under U.S. securities laws and intend to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies.
We are an emerging growth company and may take advantage of certain exemptions from various reporting requirements that are otherwise applicable to public companies that are not emerging growth companies including, but not limited to:
•
a requirement to provide selected financial data only for those periods since those presented in our registration statement on Form S-4 filed in connection with the Merger;

•
not being required to comply with the auditor attestation requirements regarding internal controls under Section 404 of the Sarbanes-Oxley Act;

•
reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements; and

•
exemptions from the requirements of holding a non-binding shareholder advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We also intend to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies provided under the JOBS Act. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.
Moreover, we also are eligible under the JOBS Act for an exemption from compliance with any requirement that the Public Company Accounting Oversight Board may adopt regarding mandatory audit firm rotation or supplements to the auditor’s report providing additional information about the audit and the financial statements.
We may take advantage of these reporting exemptions until we no longer are an emerging growth company, which in certain circumstances could be for up to five years.
Our status as an emerging growth company may make it more difficult to raise capital as and when we need it.
Because of the exemptions from various reporting requirements available to us as an emerging growth company, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if we believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.
We will remain an emerging growth company until the earliest of   (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the preceding three-year period and (d) the last day of our fiscal year containing the fifth anniversary of the date on which shares of our common stock are offered in connection with the completion of the Merger.
Anti-takeover and similar provisions of California law and our governing documents may deter or prevent a future acquisition or change of control that our shareholders may consider favorable.
Anti-takeover and similar provisions of California law and of our governing documents could make it more difficult for a third party, or an existing shareholder, to engage in a business combination with or acquire control of Majesco, even if shareholders may consider such transaction to be favorable to them. Such provisions may have the effect of discouraging a hostile bid, or delaying, preventing or deterring a merger, acquisition or tender offer in which Majesco’s shareholders could receive a premium for their shares, or effect a proxy contest for control of Majesco or other changes in our management, particularly if such proposed transaction is opposed by our board of directors.
Under Section 1203 of the CGCL, if an “interested person” makes an offer to purchase the shares of some or all of our shareholders, we must obtain an affirmative opinion in writing as to the fairness of the offering price prior to completing the transaction. If after receiving an offer from such an “interested person”, we receive a subsequent offer from a neutral third party, then we must notify our shareholders of this offer and afford each of them the opportunity to withdraw their consent to the “interested person” offer.
Moreover, even if shareholders may consider such a transaction to be favorable to them, the CGCL may effectively prohibit a cash-out merger of minority shareholders by a majority shareholder of Majesco without the unanimous approval of the merger by our shareholders, which is often difficult to achieve in the case of a public company. Under Sections 1101 and 1101.1 of the CGCL, a merger with a majority shareholder for cash consideration requires unanimous shareholder approval, except where (i) the party interested in effecting the merger already owns 90% or more of the voting power of the combined company (and could, therefore, accomplish such a cash-out of minority shareholders by means of a “short-form” merger without the need for approval by the combined company’s shareholders) or (ii) the California Commissioner of Corporations has granted its consent. In addition, under our articles of incorporation and bylaws, certain provisions may make it difficult for a third party to acquire us, or for a change in the composition of our board of directors or management to occur.
Risks Related to the Merger
Failure to complete the Merger could harm our future business and operations.
If the Merger is not completed, Majesco is subject to the following risks, among others:
•
costs related to the Merger, such as legal and accounting fees, must be paid even if the Merger is not completed;

•
if the Merger Agreement is terminated under certain circumstances, Majesco may be required to pay Cover-All a termination fee of  $2.5 million in certain circumstances;

•
the attention of management of Majesco may have been diverted to the Merger rather than to Majesco’s own operations and the pursuit of other opportunities that could have been beneficial to Majesco;

•
the potential loss of key personnel during the pendency of the Merger as employees may experience uncertainty about their future roles with the combined company;

•
Majesco will have been subject to certain restrictions on the conduct of its business which may have prevented it from making certain acquisitions or dispositions or pursuing certain business opportunities while the Merger was pending; and

•
Majesco may be subject to litigation related to the Merger or any failure to complete the Merger.

The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes and other causes.
In general, we can refuse to complete the Merger if there is a material adverse change affecting Cover-All between the signing date of the Merger Agreement, and the planned closing. However, certain types of changes do not permit us to refuse to complete the Merger, even if such change could be said to have a material adverse effect on Cover-All or Majesco, including the following events (except, in some cases, where the change has a disproportionate effect on a party):
•
changes generally affecting the economy, financial or securities markets;

•
the announcement of the Merger and the transactions contemplated by the Merger Agreement, including the impact thereof on the relationships of a party with its employees, customers, suppliers or partners;

•
the outbreak or escalation of war or any act of terrorism, civil unrest or natural disasters;

•
changes (including changes in law) or general conditions in the industry in which the party operates;

•
changes in GAAP (or the authoritative interpretation of GAAP); or

•
compliance with the terms of, or the taking of any action required by the Merger Agreement.

We will incur substantial transaction fees and costs in connection with the Merger.
We expect to incur material non-recurring expenses in connection with the Merger and consummation of the transactions contemplated by the Merger. Additional unanticipated costs may be incurred in the course of the integration of the businesses of Majesco and Cover-All. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the two businesses will offset the transaction and integration costs in the near term, or at all.
On consummation of the Merger, the combined company will recognize identifiable assets acquired and liabilities assumed at their fair values which could be significantly lower than book values.
On consummation of the Merger, the combined company will recognize and measure the identifiable assets acquired and liabilities assumed in the Merger at their fair values. The fair value is the price that would be received from the sale of an asset or paid to transfer the liability in an orderly transaction between market participants, irrespective of its intended use after consummation of the Merger. In the process, a valuation of any intangible assets acquired, including internally developed software, will be performed and it could result in a fair value amount significantly lower than the Cover-All book value basis of capitalized software as at closing date of the Merger.
We are subject to various uncertainties while the Merger is pending that could adversely affect our financial results and/or the results of the combined company.
Uncertainty about the effect of the Merger on employees, suppliers and customers may have an adverse effect on Majesco. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause customers, suppliers and others who deal with Majesco to seek to change existing business relationships with us. Employee retention and recruitment may be particularly challenging prior to completion of the Merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. The pursuit of the Merger and the preparation for the integration of the two companies may place a significant burden on management and our internal resources. Any significant diversion of our management attention away from their respective ongoing businesses, and any difficulties encountered in the transition and integration process, could affect the financial results of Majesco and/or the combined company.
The combined company may not experience the anticipated strategic benefits of the Merger.
We believe that the Merger would provide certain strategic benefits that may not be realized by us operating as standalone. Specifically, we believe the Merger would provide certain strategic benefits which would enable us to accelerate our business plans through an increased access to capital in the public equity markets, increased management strength and management expertise, access to a larger customer base for the combined sales organization and ability to develop and acquire new solutions targeting significant trends in the convergence between technology and insurance. There can be no assurance that these anticipated benefits of the Merger will materialize or that if they materialize will result in increased shareholder value or revenue stream to the combined company.
Cover-All and Majesco may be unable to successfully integrate their operations following the Merger.
It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the Merger. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur prior to the closing of the Merger. The companies may have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company’s future business, financial condition, operating results and prospects.
If the conditions to the completion of the Merger are not met, the Merger will not occur.
Even if the Merger is approved by the stockholders of Cover-All, additional specific conditions must be satisfied or waived (to the extent permitted under applicable law) in order to complete the Merger, including, among others:
•
no stop order suspending effectiveness of our registration statement on Form S-4 shall have been issued and remain in effect,

•
the completion of the Majesco Reorganization,

•
the shares of Majesco common stock issuable to Cover-All’s stockholders in the Merger in accordance with the Merger Agreement will have been authorized for listing on the NYSE MKT,

•
no governmental entity shall have enacted any law or order making illegal or otherwise restricting, preventing or prohibiting consummation of the Merger or the other transactions by the Merger Agreement and no such law or order shall be pending,

•
the representations and warranties of each party to the Merger Agreement shall be true and correct subject to certain materiality qualifiers,

•
there shall be no material adverse effect on either party,

•
certain tax legal opinions shall have been obtained, and

•
Manish D. Shah shall remain with Cover-All and shall have entered into a new employment agreement at the effective time of the Merger.

We cannot assure you that all of the conditions to the Merger will be satisfied. If the conditions to the Merger are not satisfied or waived (to the extent permitted under applicable law), the Merger will not occur or will be delayed, and Majesco may lose some or all of the intended benefits of the Merger.

Delays in completing the Merger may substantially reduce the expected benefits of the Merger
Satisfying the conditions to, and completion of, the Merger may take longer than, and could cost more than, we expect. Any delay in completing or any additional conditions imposed in order to complete the Merger may materially adversely affect the benefits that we expect to achieve from the Merger and the integration of the Cover-All businesses. In addition, either of Cover-All and Majesco may terminate the Merger Agreement on notice to the other if the Merger is not completed by July 30, 2015.
ITEM 1B.
UNRESOLVED STAFF COMMENTS

None.
ITEM 2.
PROPERTIES

Majesco leases office space in the United States, Canada, the United Kingdom, Malaysia, Thailand and India. It leases approximately 37,796 square feet in the United States (after giving effect to the Agile asset acquisition); approximately 1,808 square feet in Canada; approximately 1,549 square feet in Malaysia; approximately 150 square feet in Thailand; approximately 690 square feet in the United Kingdom; and approximately 141,442 square feet in India. The initial lease terms for the spaces that Majesco currently occupies are generally three to ten years. Majesco does not own any real property. Majesco believes that its existing facilities are adequate for its current needs.
ITEM 3.
LEGAL PROCEEDINGS

From time to time, Majesco is party to ordinary and routine litigation incidental to its business. Majesco does not expect the outcome of such litigation to have a material effect on its business or results of operations.
ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price
Majesco is currently a private company and its shares of capital stock are not publicly traded. In connection with the Merger, Majesco has applied for listing of the Majesco common stock with the NYSE MKT under the symbol “MJCO” and expects to be publicly traded on the NYSE MKT under this symbol following the completion of the Merger, subject to official notice of issuance.
Record Holders
As of June 19, 2015, Majesco had two shareholders of record.
Dividends
Majesco has not declared or paid any cash dividend on its common stock during 2015, 2014 or 2013. Following consummation of the Merger, Majesco does not expect to pay dividends on its shares of common stock in the foreseeable future. Instead, it is expected that it will continue to retain any earnings to finance the development and expansion of its business, and will not pay any cash dividends on its common stock. Any future determination to pay dividends on the shares of Majesco’s common stock will be at the discretion of Majesco’s board of directors and will depend upon a number of factors, including its results of operations, financial condition, future prospects, capital requirements, contractual restrictions, restrictions imposed by applicable law and other factors that the board of directors deems relevant.
Equity Securities
There has been no unregistered sales of equity securities of Majesco and purchases by Majesco of its equity securities.
Equity Compensation Plan Information
Majesco has never issued any equity securities under any compensation plans or other individual compensation arrangements. See “Item 11. Executive Compensation” for a description of the equity compensation plans expected to be put in place in connection with the consummation of the Merger.
ITEM 6.
SELECTED FINANCIAL DATA

The following table sets forth selected combined consolidated historical financial data as of the dates and for each of the periods indicated for Majesco and its subsidiaries giving effect to the Majesco Reorganization. For more information on the Majesco Reorganization, see “Item 1. Business — Majesco Reorganization.”
The financial data at and for the fiscal years ended March 31, 2015 (twelve months), March 31, 2014 (twelve months) and March 31, 2013 (nine months) is derived from Majesco’s audited financial statements, which are included elsewhere in this Annual Report on Form 10-K. Please note that Majesco has a fiscal year-end of March 31. Majesco changed its fiscal year-end from June 30 to March 31, effective with its fiscal year ended March 31, 2013 (resulting in its fiscal year ended March 31, 2013 being a nine month fiscal year only).
You should read the selected combined consolidated historical financial data below together with Majesco’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and with the financial statements and notes thereto for the fiscal years ended March 31, 2015, March 31, 2014 and March 31, 2013, each of which are included elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data (U.S. dollars; in thousands, except for share and per share data):
	Fiscal Year Ended March 31, 2015	Fiscal Year Ended March 31, 2014	Fiscal Year Ended March 31, 2013 (Nine Months)
Revenues	$79,282	$82,837	$68,272
Income (loss) before income tax	(792)	4,813	1,407
Net income (loss)	(651)	2,920	426
Net income per share – basic	(0.00)	0.02	0.00
Net income per share – diluted	(0.00)	0.02	0.00
Balance Sheet Data (U.S. dollars; in thousands):
	As of March 31,
	2015	2014	2013
Cash and cash equivalents	$6,262	$7,016	$9,317
Working capital	6,275	4,854	12,127
Total assets	46,545	48,438	49,860
Short-term debt (capital lease obligations)	17	24	21
Long-term debt (Borrowing/capital lease obligations)	3,031	43	65
Stockholders’ equity	20,556	20,538	16,434
ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion of Majesco’s financial condition and results of operations should be read together with the financial statements and notes contained elsewhere in this Annual Report on Form 10-K. Certain statements in this section and other sections are forward-looking. While Majesco believes these statements are accurate, its business is dependent on many factors, some of which are discussed in “Item 1. Risk Factors” in this Annual Report on Form 10-K. Many of these factors are beyond Majesco’s control and any of these and other factors could cause actual results to differ materially from the forward-looking statements made in this Annual Report on Form 10-K. See “Item 1. Risk Factors” for further information regarding these factors.
All currency amounts in this MD&A are in thousands unless indicated otherwise. Except where context requires otherwise, references in this MD&A to “Majesco,” “we” or “us” are to Majesco and its subsidiaries on a worldwide consolidated basis after giving effect to the Majesco Reorganization.
Overview
Majesco is a global provider of software solutions for the insurance industry. We offer core software solutions for P&C and L&A providers, allowing them to manage policy administration, claims management and billing functions. In addition, we offer a variety of other technology-based solutions that enable organizations to automate business processes and comply with policies and regulations across their organizations. Our solutions enable customers to respond to evolving market needs and regulatory changes, while improving the efficiency of their core operations, thereby increasing revenues and reducing costs.
Strong customer relationships are a key component of our success given the long-term nature of our contracts and the importance of customer references for new sales. Our customers range from some of the largest global insurance carriers in the industry to startups, specialty, mutual companies and regional carriers. As of March 31, 2015, we served approximately 108 insurance customers on a worldwide basis (after giving effect to the Agile asset acquisition).
We generate revenues primarily from the licensing of our proprietary software and related implementation, support and services fees pursuant to contracts with our customers. In general, we license software which requires significant modification or customization. In such cases, license revenue is not accounted for separately, but rather is accounted along with software services revenue, as the services are an integral part of software functionality and include significant modification or customization of the software. During the period from July 1, 2012 to March 31, 2015, there were only three contracts where a license fee was charged without customization upon the specific request of three existing customers for an amount of  $200, $167 and $25, respectively.
The license agreements typically range in length from fixed-year terms (which maybe renewable) to perpetual terms. Support services are provided to customers pursuant to multi-year support agreements, and these agreements are typically renewable on an annual basis. We bill customers for license fees in accordance with the terms of the license agreement, typically payable upon the signing of the agreement and achievement of milestones over the course of a defined period of time. Support fees are payable in advance by the customer on an annualized, quarterly or monthly basis. We primarily derive service revenues from implementation and training services performed for our customers under the terms of a service contract on a time and materials or fixed-price basis.
2015 Highlights
A few of our highlights of our fiscal year ended March 31, 2015 were:
•
Revenues of  $79.3 million with a gross profit of 38.5%;

•
$10.3 million in research and development expenses;

•
Net loss of  $0.7 million; and

•
Adjusted EBITDA of  $3.0 million, representing 3.8% of revenue.

Use of Non-GAAP Financial Measures
In evaluating our business, we consider and use EBITDA as a supplemental measure of operating performance. We define EBITDA as earnings before interest, taxes, depreciation and amortization. We present EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We define Adjusted EBITDA as EBITDA before one-time non-recurring exceptional costs related to the merger with Cover-All Technologies and the listing of the Majesco common stock on the NYSE MKT in connection with the merger and an exceptional provision for reversal of accrued revenue in respect of a project in the India-Asia Pacific geography which could potentially be terminated by a client.
The terms EBITDA and Adjusted EBITDA are not defined under U.S. generally accepted accounting principles, or U.S. GAAP, and are not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and when assessing Majesco’s operating performance, investors should not consider EBITDA or Adjusted EBITDA in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Among other things, EBITDA and Adjusted EBITDA do not reflect our actual cash expenditures. Other companies may calculate similar measures differently than Majesco, limiting their usefulness as comparative tools. We compensate for these limitations by relying on U.S. GAAP results and using EBITDA and Adjusted EBITDA only supplementally.
For an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the years ended March 31, 2015 and March 31, 2014, see “— Results of Operations — Fiscal Year Ended March 31, 2015 (Twelve Months) Compared to Fiscal Year Ended March 31, 2014 (Twelve Months) — EBITDA” and “— Results of Operations — Fiscal Year Ended March 31, 2014 (Twelve Months) Compared to Fiscal Year Ended March 31, 2013 (Nine Months) — EBITDA.”
Agile Asset Acquisition
On January 1, 2015, we consummated the acquisition and all of the assets related to the insurance consulting business of Agile. We estimate the total consideration for this acquisition will amount to approximately $8,500, with a total maximum of   $9,200 possible depending on earn-out payments. Of the

estimated approximately $8,500 total consideration, (1) $1,000 was paid in connection with the execution of the acquisition agreement, and $2,000 was paid in connection with the closing of the acquisition with available cash on hand, (2) approximately $390 will be paid in cash as deferred payments over three years to certain former Agile employees who became employees of Majesco in connection with this acquisition and (3) up to $5,110 will be paid by way of earn-out over three years based on the satisfaction of certain time milestones and performance targets, with maximum potential aggregate earn-out payments of up to $5,810 if performance targets are exceeded. We funded the consideration for this acquisition and all related costs to date using available cash on hand. We subsequently refinanced a portion of the consideration for the this acquisition and related costs through borrowings under a term loan as further discussed below.
Pending Cover-All Merger
On December 14, 2014, we entered into a Merger Agreement Cover-All pursuant to which Cover-All will merge with and into Majesco, with Majesco as the surviving corporation and Cover-All ceasing its corporate existence. The Merger will be a stock-for-stock transaction in which each share of Cover-All common stock issued and outstanding immediately prior to the effective time of the Merger (other than treasury shares) will be automatically cancelled and extinguished and converted into the right to receive 0.21641 shares of common stock of Majesco as the surviving company in the Merger. This exchange ratio is expected to result in holders of issued and outstanding Cover-All common stock and outstanding options and restricted stock units and other equity awards of Cover-All holding in the aggregate approximately 16.5% of the total capitalization of the combined company upon consummation of the Merger.
Cover-All provides advanced, cost-effective business-focused solutions to the property and casualty insurance industry. Cover-All’s customers include insurance companies, agents, brokers and managing general agents (“MGAs”) throughout the United States and Puerto Rico. Cover-All’s proprietary technology solutions and services are designed to enable its customers to introduce new products quickly, expand their distribution channels, reduce costs and improve service to their customers. In addition, Cover-All also offers an innovative Business Intelligence suite of products to enable its customers to leverage their information assets for real time business insights and for better risk selection, pricing and financial reporting. In 2013, Cover-All announced the general availability of Cover-All Dev Studio, a visual configuration platform for building new and maintaining existing pre-built commercial insurance products for Cover-All Policy. In 2011, Cover-All expanded its portfolio of insurance solutions by acquiring the assets of a recognized claims solution provider, Ho’ike Services, Inc. (doing business as BlueWave Technology).
We expect the Merger to be consummated on June 26, 2015 following approval by the stockholders of Cover-All.
Our success, in the near term, will depend, in large part, on our ability to: (a) successfully integrate Cover-All and Agile into our business, (b) build up momentum for new sales, (c) cross-sell to existing customers and (d) exceed customer satisfaction through our state of the art products and solutions.
Inflation
Although we cannot accurately determine the amounts attributable thereto, our net revenues and results of operations have been affected by inflation experienced in the U.S., Indian and other economies in which we operate through increased costs of employee compensation and other operational expenses during the fiscal years ended March 31, 2015, March 31, 2014 and March 31, 2103. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. However, there can be no assurance that we will be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Currency Fluctuations
We are affected by fluctuations in currency exchange rates with respect to our contracts. We hedge a substantial portion of our foreign currency exposure. For more information, see “— Quantitative and Qualitative Disclosures About Market Risks.”

Critical Accounting Policies
Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, intangible assets, software development costs, and goodwill.
Revenue Recognition
Revenues are recognized when all of the following general revenue recognition criteria are met:
•
Persuasive evidence of an arrangement exists.   Evidence of an arrangement consists of a written contract signed by both the customer and management prior to the end of the reporting period.

•
Delivery or performance has occurred.   The group’s software product has met the milestones contained in the software development contract, professional services are rendered, and any customer acceptance provisions have been satisfied.

•
Fees are fixed or determinable.   Fees from customer arrangements are generally at a contractually fixed price or based upon agreed upon time and material rates.

•
Collectability is probable.   Collectability is assessed on a customer-by-customer basis, based primarily on creditworthiness as determined by credit checks and analysis, as well as customer payment history. If it is determined prior to revenue recognition that collection of an arrangement fee is not probable, revenues are deferred until collection becomes probable or cash is collected, assuming all other revenue recognition criteria are satisfied.

License revenues are not accounted separately from software services revenues as professional services are essential to the software functionality and include significant modification or customization to or development of the underlying software code. Since these software arrangements do not qualify as a separate unit of accounting, the software license revenues are recognized using the percentage of completion method. When contracts contain multiple software and software-related elements (for example, software license, maintenance and professional services) wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for post-contract customer support services is established by a stated renewal rates charged in stand-alone sales. VSOE of fair value of hosting services is based upon stand-alone sales of those services.
Time and Material Contracts — Professional services revenue consists primarily of revenue received for assisting with the development, implementation of our software, on-site support, and other professional consulting services. In determining whether professional services revenue should be accounted as the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our implementation services, which typically do involve significant customization to or development of the underlying software code; and whether milestones or acceptance criteria exist that affect the realization of the services rendered. Substantially all of our professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Payments received in advance of rendering professional services are deferred and recognized when the related services are performed. Work performed and expenses incurred in advance of invoicing are recorded as unbilled receivables. These amounts are billed in the subsequent month.
Fixed Price Contracts — For arrangements that do not qualify for separate accounting for the license and professional services revenues, including arrangements that involve significant modification or customization of the software, that include milestones or customer specific acceptance criteria that may affect collection of the software license fees or where payment for the software license is tied to the performance of professional services, software license revenue is generally recognized together with the professional services revenue using the percentage-of-completion method. Under the percentage-of completion method, revenue recognized is equal to the ratio of costs expended to date to the anticipated total contract costs, based on current estimates of costs to complete the project. If there are milestones or acceptance provisions associated with the contract, the revenue recognized will not exceed the most recent milestone achieved or acceptance obtained. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized in the current period.
We also enter into multiple element revenue arrangements in which a customer may purchase a combination of a software license, hosting services, maintenance, and professional services. For multiple element arrangements that contain non-software related elements, for example our hosting services, we allocate revenue to each element based upon VSOE of the undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for the hosting, maintenance, and other post-contract customer support services (“PCS”) is established by a stated renewal rate charged in stand-alone renewals of each type of PCS.
Revenue is shown net of applicable service tax, sales tax, value added tax and other applicable taxes. The Group has accounted for reimbursements received for out of pocket expenses incurred as revenues in the combined Statement of Operations.
Goodwill and Other Intangible Assets
Goodwill represents the cost of the acquired businesses in excess of the estimated fair value of assets acquired, identifiable intangible assets and liabilities assumed. Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually or as circumstances warrant. If impairment is indicated and carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, then goodwill is written-down. There are no indefinite-lived intangible assets.
Intangible assets other than goodwill are amortized over their estimated useful lives on a straight line basis. The estimated useful life of an identifiable intangible asset is based on a number of factors, including the effects of obsolescence, demand, competition, the level of maintenance expenditures required to obtain the expected future cash flows from the asset and other economic factors (such as the stability of the industry, known technological advances, etc.).
The estimated useful lives of intangible assets are as follows:
Owned Buildings	25 – 30 years
Leasehold Improvements	5 years or over the primary period of lease whichever is less
Computers	2 years
Plant and Equipment	2 – 5 years
Furniture and Fixtures	5 years
Vehicles	5 years
Office Equipment	2 – 5 years
Impairment of Long-Lived Assets and Intangible Assets
We review long-lived assets and certain identifiable intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During this review, we re-evaluate the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. If impairment exists, we adjust the carrying value of the asset to fair value, generally determined by a discounted cash flow analysis.

Change in Fiscal Year End
Also, because we changed our fiscal year-end from June 30 to March 31, effective with our fiscal year ended March 31, 2013, our fiscal year ended March 31, 2013 consists of only nine months as compared to 12 months for the fiscal years ended March 31, 2015 and March 31, 2014. In order to facilitate year-to-year comparison, we have prescribed annualized percentage comparison where possible.
Majesco Reorganization
The historical financial statements and information for Majesco and its subsidiaries presented in this Annual Report on Form 10-K are presented on a combined basis giving effect to the Majesco Reorganization as if it had occurred as of the date of the historical balance sheet data presented in such historical financial statements, or as of the beginning of the periods presented in such historical financial statements, as applicable.
Results of Operations
Fiscal Year Ended March 31, 2015 (Twelve Months) Compared to Fiscal Year Ended March 31, 2014 (Twelve Months)
The following table summarizes our consolidated statements of operations for the years ended March 31, 2015 and March 31, 2014, including as a percentage of revenues:
Statement of Operations Data
	Fiscal Years Ended
(U.S. Dollars; dollar amounts in thousands):	March 31, 2015%		March 31, 2014%
Total Revenues	$79,282		$82,837
Total cost of revenues	48,776	62%	45,748	55%
Total gross profit	30,506		37,089
Operating expenses:
Research and development expenses	10,344	13%	10,102	12%
Selling, general and administrative expenses	21,000	26%	22,746	27%
Restructuring costs	1,120
Total operating expenses:	32,464		32,848
Income from operations	(1,958)		4,241
Interest income	185		89
Interest expense	(200)		(63)
Other income (expenses), net	1,181		546
Income before provision for income taxes	(792)		4,813
Income taxes (benefit)	(141)		1,893
Net income	$(651)	(1)%	$2,920	4%

The following table represents revenues by each subsidiary and corresponding geographical region:
	Fiscal years ended
(U.S. dollars; dollar amounts in thousands):	March 31, 2015%		March 31, 2014%
Geography: North America
Legal Entity
Majesco	$12,233	19%	$17,007	25%
Majesco Insurance Software and Solutions Inc.	49,336	75%	44,878	65%
Vector Insurance Services, LLC	515	1%	1,443	2%
Majesco Canada Ltd., Canada	3,209	5%	5,715	8%
	$65,293	82%	$69,043	83%
Geography: The United Kingdom
Legal Entity
Majesco UK Limited, UK	$6,828	9%	$8,684	11%
Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$5,347	7%	$3,511	69%
Majesco (Thailand) Co. Ltd., Thailand	448	0.6%	900	18%
Majesco Software and Solutions India Private Limited, India	1,366	1.4%	699	14%
	$7,161	10%	$5,110	6%
Total Revenues	$79,282		$82,837

Revenues
Revenues for the year ended March 31, 2015 were $79,282 compared to $82,837 for the year ended March 31, 2014 reflecting a decrease of 4.3%. This decline in revenues was mainly due to a decline in the legacy non-insurance services business by $5,429 and a decrease of  $5,412 in our life & annuities business due to the rampdown of a project caused by the reprioritization by a customer, which were offset by an increase in the property & casualty business due to good momentum in the mid-market segment.
Gross Profit
Gross profit was $30,506 for the year ended March 31, 2015 compared with $37,089 for the year ended March 31, 2014. This represents a decrease of 17.7%. The decrease in gross profit is due to an increase in cost of sales combined with a decrease in revenue. As a percentage of revenues, cost of sales increased to 61.5% for the year ended March 31, 2015 from 55.2% for the year ended March 31, 2014.
Salaries and consultant fees were $35,119 for the year ended March 31, 2015 compared to $31,603 for the year ended March 31, 2014. This represents an increase of 11% in salaries and consultant fees. We had 1,711 and 1,433 technical and technical support employees as of March 31, 2015 and 2014, respectively. As a percentage of revenues, salaries and consultant fees increased from 38.2% for the year ended March 31, 2014 to 44.1% for the year ended March 31, 2015.
Operating Expenses
Operating expenses were $32,464 for the year ended March 31, 2015 compared to $32,848 for the year ended March 31, 2014. This represents a decrease of 1.2%. As a percentage of revenues however, operating expenses increased to 41.0% from 39.4%. The decrease in operating expenses was primarily due to a decrease in general and administrative expenses of  $1,746 offset by an increase in restructuring costs of $1,120 due to the consummation of the Majesco Reorganization and an increase in research and development costs of  $242.

Our historical financial statements include expense allocations from Mastek for certain corporate support services, which are recorded within costs of revenue and operating expenses in the Combined Statements of Operations. Management believes that the basis used for the allocations is reasonable and reflect the portion of such costs attributed to the Majesco operations; however, the amounts may not be representative of the costs necessary to operate as a separate stand-alone company. Management of Majesco is unable to determine what all such costs would have been had Majesco been independent. Following the completion of the Merger, Majesco will perform these functions using its own resources or purchased services.
Majesco also receives service and support functions from Mastek. The costs associated with these support functions have been allocated to Majesco in a proportion corresponding to that proportion which Majesco comprises of Mastek in its entirety, which is considered to be the most meaningful under the circumstances. The costs were allocated to Majesco using various allocation inputs, such as head count, services rendered, and assets assigned to Majesco. These allocated costs are primarily related to corporate administrative expenses, employee related costs, including gratuity and other benefits, and corporate and shared employees. Where determinations based on utilization were impracticable, we used other methods and criteria that are believed to be reasonable estimates of costs attributable to Majesco.
Income from Operations
Income/(Loss) from operations was $(1,958) for the year ended March 31, 2015 compared to $4,241 for the year ended March 31, 2014. As a percentage of revenues, net income/(Loss) from operations was (2.5%) for the year ended March 31, 2015 compared to net income of 5.1% for the year ended March 31, 2014.
Other Income
Other income (net) was $1,166 for the year ended March 31, 2015 compared to $572 for the year ended March 31, 2014. The increase resulted primarily from income earned on surplus cash of  $534.
Tax provision
Tax benefit was $141 for the year ended March 31, 2015 compared to a provision of  $1,893 for the year ended March 31, 2014. The main reason for the decrease in tax provision is the decrease in taxable profits during the year ended March 31, 2015. Our effective tax rate for the year ended March 31, 2015 was (17.8%) as compared to 39.3% for the year ended March 31, 2014. This was primarily due to the recognition of a deferred tax asset of  $1,840 on carry forwarded income-tax losses for the year ended March 31, 2015 as compared to a reversal of a deferred tax asset of  $150 for the year ended March 31, 2014. The deferred tax asset was created on losses primarily pertain to NorthAmerican operations and it is more likely than not that these would reverse in subsequent years.
Net Income
Net income/(loss) was $(651) for the year ended March 31, 2015 compared to net income of  $2,920 for the year ended March 31, 2014. Net income/(loss) per share, basic and diluted, was $(0.00) and $0.02, respectively, for the year ended March 31, 2015 compared to net income per share, basic and diluted, of  $(0.00) and $0.02, respectively, for the year ended March 31, 2014.
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP metric, was $2,997 for the year ended March 31, 2015 compared to $6,763 for the year ended March 31, 2014.

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the fiscal year ended March 31, 2015 and the fiscal year ended March 31, 2014:
	Fiscal years ended
(U.S. dollars; in thousands):	March 31, 2015	March 31, 2014
Net Income (loss)	$(651)	$2,920
Add:
Provision (benefit) for income taxes	(141)	1,893
Depreciation and amortization	2,425	2,522
Interest expense	200	63
Less:
Interest income	185	89
Other income (expenses), net	1,181	546
EBITDA	$467	$6,763
Add:
Restructuring costs	1,120	—
Reversal of accrued revenue	$1,410	—
Adjusted EBITDA	2,997	6,763
Revenue	79,282	82,837
Adjusted EBITDA as a % of Revenue	3.8%	8.2%
Fiscal Year Ended March 31, 2014 (Twelve Months) Compared to Fiscal Year Ended March 31, 2013 (Nine Months)
The following table summarizes our consolidated statements of operations for the years ended March 31, 2014 and the nine months ended March 31, 2013, including as a percentage of revenues:
Statement of Operations Data
	Fiscal Years Ended
(U.S. Dollars; dollar amounts in thousands):	March 31, 2014 (12 months)%		March 31, 2013 (9 months)%
Total Revenues	$82,837		$82,837
Total cost of revenues	45,748	55%	45,748	55%
Total gross profit	37,089		37,089
Operating expenses:
Research and development expenses	10,102	12%	10,102	12%
Selling, general and administrative expenses	22,746	27%	22,746	27%
Total operating expenses:	32,848		32,848
Income from operations	4,241		4,241
Interest income	89		89
Interest expense	(63)		(63)
Other income (expenses), net	546		546
Income before provision for income taxes	4,813		4,813
Income taxes	1,893		1,893
Net income	$2,920	4%	$2,920	4%

The following table represents revenues by each subsidiary and corresponding geographical region:
	Fiscal years ended
(U.S. dollars; dollar amounts in thousands):	March 31, 2014 (12 months)%		March 31, 2013 (9 months)%
Geography: North America
Legal Entity
Majesco	$17,007	25%	$19,030	34%
Majesco Insurance Software and Solutions Inc.	44,878	65%	33,210	58%
Vector Insurance Services, LLC	1,443	2%	1,084	2%
Majesco Canada Ltd., Canada	5,715	8%	3,449	6%
	$69,043	83%	$56,773	83%
Geography: The United Kingdom
Legal Entity
Majesco UK Limited, UK	$8,684	11%	$7,470	11%
Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$3,511	69%	$2,866	71%
Majesco (Thailand) Co. Ltd., Thailand	900	18%	758	19%
Majesco Software and Solutions India Private Limited, India	699	14%	405	10%
	$5,110	6%	$4,029	6%
Total Revenues	$82,837		$68,272

Revenues
Revenues for the year ended March 31, 2014 were $82,837 compared to $68,272 for the nine months ended March 31, 2013 reflecting a decrease of 9.0% on an annualized basis. This was due to a 16.4% decrease in revenues from seven of the top 12 customers and a 1.9% decrease in revenues from the remaining customers, offset in part by a 9.3% increase in revenues from five of the top 12 customers. During the year ended March 31, 2014, we added five new customers representing approximately $1,670 in new revenues.
Gross Profit
Gross profit was $37,089 for the year ended March 31, 2014 compared with $26,769 for the nine months ended March 31, 2013. This represents an annualized increase of 3.9%. Gross profit percentage for the year ended March 31, 2014 also increased to 44.8% from 39.2% for the nine months ended March 31, 2013. The increase in annualized gross profit is due to a higher rate of decrease in costs as compared to the decrease in revenue. As a percentage of revenues, cost of sales decreased to 55.2% for the year ended March 31, 2014 from 60.8% for the nine months ended March 31, 2013.
Salaries and consultant fees were $31,603 for the year ended March 31, 2014 compared to $28,476 for the nine months ended March 31, 2013. This represents an annualized decrease of 16.8% in salaries and consultant fees. We had 1,433 and 1,428 technical and technical support employees as of March 31, 2013 and 2014, respectively. As a percentage of revenues, salaries and consultant fees decreased from 41.7% for the nine months ended March 31, 2013 to 38.2% for the year ended March 31, 2014.
Operating Expenses
Operating expenses were $32,848 for the year ended March 31, 2014 compared to $25,439 for the nine months ended March 31, 2013. This represents an annualized decrease of 3.2%. As a percentage of revenues, operating expenses increased to 39.7% from 37.3%. The decrease in operating expenses was primarily due to a decrease in general and administrative expenses of  $3,268, offset by an increase in research and development costs of  $2,197. The decrease in general and administrative expenses is due to a decrease in salaries and consultant fees of  $2,149, travel expenses of  $266, repair expenses of  $232 and communication expenses of  $266 due to a decrease in employee and consultant headcount resulting from the decrease in revenues from customers discussed above, and a decrease in amortization and depreciation expense of   $369 and rates and taxes of   $234 offset by an increase in advertisement and other expenses of $248. The increase in research and development costs is due to an increase in salaries and consultant fees of $1,629, travel expenses of  $92 and other expenses of  $240.
Our historical financial statements include expense allocations from Mastek for certain corporate support services, which are recorded within costs of revenue and operating expenses in the Combined Statements of Operations. Management believes that the basis used for the allocations is reasonable and reflect the portion of such costs attributed to the Majesco operations; however, the amounts may not be representative of the costs necessary to operate as a separate stand-alone company. Management of Majesco is unable to determine what all such costs would have been had Majesco been independent. Following the completion of the Merger, Majesco will perform these functions using its own resources or purchased services.
Majesco also receives service and support functions from Mastek. The costs associated with these support functions have been allocated to Majesco in a proportion corresponding to that proportion which Majesco comprises of Mastek in its entirety, which is considered to be the most meaningful under the circumstances. The costs were allocated to Majesco using various allocation inputs, such as head count, services rendered, and assets assigned to Majesco. These allocated costs are primarily related to corporate administrative expenses, employee related costs, including gratuity and other benefits, and corporate and shared employees. Where determinations based on utilization were impracticable, we used other methods and criteria that are believed to be reasonable estimates of costs attributable to Majesco.
Income from Operations
Income from operations was $4,241 for the year ended March 31,2014 compared to $1,330 for the nine months ended March 31, 2013. This represents an annualized increase of 139.1%. As a percentage of revenues, net income from operations was 5.1% for the year ended March 31, 2014 compared to net income of 1.9% for the nine months ended March 31, 2013.
Other Income
Other income (net) was $572 for the year ended March 31, 2014 compared to $77 for the nine months ended March 31, 2013. The increase resulted primarily from foreign exchange rate gains of  $239.
Tax provision
Tax provision was $1,893 for the year ended March 31, 2014 compared to $981 for the nine months ended March 31, 2013. The main reason for the increase in tax provision is the increase in taxable profits during the year ended March 31, 2014. Our effective tax rate for the year ended March 31, 2014 was 39.3% as compared to 69.7% for nine months ended March 31, 2013. The effective tax rate was higher for the nine months ended March 31, 2013 because of non-deductible expenses.
Net Income
Net income was $2,920 for the year ended March 31, 2014 compared to net income of  $426 for the nine months ended March 31, 2013. This represents an annualized increase of 413.6%. Net income per share, basic and diluted, was $0.02 and $0.02, respectively, for the year ended March 31, 2014 compared to net income per share, basic and diluted, of  $0.00 and $0.00, respectively, for the nine months ended March 31, 2013.
EBITDA
EBITDA, a non-GAAP metric, was $6,763 for year ended March 31, 2014 compared to $5,211 for nine months ended March 31, 2013.

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA for the fiscal year ended March 31, 2014 (twelve months) and the fiscal year ended March 31, 2013 (nine months):
	Fiscal years ended
(U.S. dollars; in thousands):	March 31, 2014 (12 months)	March 31, 2013 (9 months)
Net Income	$2,920	$426
Add:
Provision for income taxes	1,893	981
Depreciation and amortization	2,522	3,881
Interest expense	63	31
Less:
Interest income	89	35
Other income (expenses), net	546	73
EBITDA	$6,763	$5,211
Revenue	82,837	68,272
EBITDA as a % of Revenue	8.2%	7.6%
Liquidity and Capital Resources
Our cash and cash equivalent and short term investments position was $6,532 at March 31, 2015, $10,041 at March 31, 2014 and $9,473 at March 31, 2013.
Net cash provided by operating activities was $3,480 for the year ended March 31, 2015, $3,084 for the year ended March 31, 2014 and $7,658 for the nine months ended March 31, 2013. We had accounts receivable of $ 7,758 at March 31, 2015, $9,309 at March 31, 2014 and $11,325 at March 31, 2013. We had revenues in excess of billings of   $ 5,615 at March 31, 2015, $7,827 at March 31, 2014 and $7,043 at March 31, 2013. Accounts payable and accrued expenses, and current portions of capital lease obligations amounted to $14,188 at March 31, 2015, $20,292 at March 31, 2014 and $12,396 at March 31, 2013. The average days sales outstanding for the years ended March 31, 2015 and March 31, 2014 and the nine months ended March 31, 2013 were 62 days, 76 days and 98 days, respectively. The days sales outstanding have been calculated by taking into consideration the average combined balances of accounts receivable and revenue in excess of billings.
Net cash used by investing activities amounted to $7,516 for the year ended March 31, 2015 compared to $4,931 for the year ended March 31, 2014 and $1,442 for the nine months ended March 31, 2013. The increase was due to the funding of the Agile asset acquisition of  $2,842 (net of cash acquired) and payments to related party of  $5,907 in connection with the Majesco Reorganization. No similar transactions or payments incurred in the year ended March 31, 2014 and the nine months ended March 31, 2013.
Sale of investments in mutual funds was $ 2,755 for the year ended March 31, 2015 compared to purchase of investments in mutual funds of  $2,869 for the year ended March 31, 2014 and $156 for the nine months ended March 31, 2013. Restricted cash was $305 for the year ended March 31, 2015 compared to $301 for the year ended March 31, 2014 and $93 for the nine months ended March 31, 2013.
Net cash generated by financing activities was $2,966 for the year ended March 31, 2015, compared to net cash used in financing activities of  ($22) for the year ended March 31, 2014 and ($10) for the nine months ended March 31, 2013 due to $3,000 of borrowings to fund a portion of the Agile asset acquisition under the Majesco Credit Facility described below.
We operate in multiple geographical regions of the world through our various subsidiaries. We typically fund the cash requirements for our operations through license, services, and support agreements. As of March 31, 2015, we had approximately $ 6,532 of cash, cash equivalents and marketable securities of which approximately $ 5,983 is held by our foreign subsidiaries. We intend to permanently reinvest these funds outside the U.S., and therefore, we do not anticipate repatriating undistributed earnings from our non-U.S. operations. If funds from foreign operations are required to fund U.S. operations in the future and if U.S. tax has not previously been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

In connection with the Majesco Reorganization, Majesco assumed total liabilities of approximately $3,520 million related to the India operations being contributed to it and its subsidiaries in the Majesco Reorganization.
As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next twelve months, we anticipate needing working capital of  $8 to $10 million for new business development activities and infrastructure enhancements.
We believe our cash flows from operations and available borrowings are sufficient to meet our liquidity requirements for the next 12 months, including capital expenditures.
Financing Arrangements
We entered into a secured revolving working capital line of credit facility, together with related security documents (the “Majesco Credit Facility”), with ICICI Bank, New York Branch (“ICICI Bank”) in March 2011 under which the maximum borrowing limit is $5,000. As extended by several extension agreements, the Majesco Credit Facility will terminate by its terms on November 11, 2015. Proceeds from borrowings under the Majesco Credit Facility may be used for working capital. Outstanding principal amounts borrowed under the Majesco Credit Facility are subject to interest at a rate equal to three-month LIBOR plus 350 basis points.
The Majesco Credit Facility is secured by a continuing first priority lien on and security interest in, among other things, all of Majesco’s personal property and assets (both tangible and intangible), including accounts receivable, cash, certificated and uncertificated securities and proceeds of any insurance or indemnity payable to Majesco with respect to the collateral. The Majesco Credit Facility contains financial covenants applicable to Majesco, as well as restrictions on, among other things, the ability of Majesco to incur debt or liens; declare or pay dividends to shareholders; make loans and investments; enter into Mergers, acquisitions and other business combinations; engage in asset sales; or amend its governing documents.
Majesco’s obligations under the Majesco Credit Facility are guaranteed by Mastek, subject to the terms and conditions set forth in the related guarantee agreement. Mastek also entered into a subordination agreement with ICICI in connection the Majesco Credit Facility. As of March 31, 2015, we had $ 1,470 of borrowings outstanding, and were in compliance with all financial covenants, under the Majesco Credit Facility.
In January 2015, we entered into a term loan agreement with PNB for the maximum principal amount of  $3,000 together with a related facility letter (the “Majesco Term Loan”). Under the Majesco Term Loan, Majesco is required to provide PNB security in the form of a standby letter of credit from YES Bank in the amount of  $3,000 for a three year term (the “SBLC”). The Majesco Term Loan will become due and payable 10 days before the maturity date of the SBLC, subject to an option to extend at the end of such term conditioned on renewal of the SBLC and renegotiation of the interest rate applicable to the Majesco Term Loan. Majesco may utilize the facility for a period exceeding the term described above provided such additional period does not exceed 12 months or the term of effectiveness of the SBLC. Outstanding principal amounts under the Majesco Term Loan are subject to interest at a rate equal to six-month LIBOR plus 275 basis points, subject to modification if PNB, in its reasonable opinion, perceives a change in the risk associated with the facility or in the case of a breach by Majesco, in each case, in accordance with the terms of the Majesco Term Loan. Interest for the initial six month period of the Majesco Term Loan was required to be deposited with PNB in advance. Subsequent interest payments are required to be made at the end of each successive six month period following the date of disbursement of the Majesco Term Loan.
Proceeds from the Majesco Term Loan were used to refinance a portion of the consideration related to the Agile asset acquisition. As of March 31, 2015, we are in compliance with all financial covenants under the Majesco Term Loan.
Dividends and Redemption
Majesco has declared and paid a cash dividend on its common stock only for its fiscal year 2000. It has otherwise been our policy to invest earnings in growth rather than distribute earnings as common stock dividends. This policy, is expected to continue, but is subject to regular review by the Board of Directors.

Contractual Obligations
The following table summarizes our known contractual obligations as of March 31, 2015:
Payments due by period
(in thousands)
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Capital Leases	$58	$23	$35	—	$—
Operating Leases	1,045	655	390	—	—
Purchase Obligations	—	—	—	—	—
Long-Term Debt	3,000	—	3,000	—	—
Majesco Credit Facility	1,470	1,470	—	—	—
Other Obligations – Contingent Consideration	1,712	723	989	—	—
Total	$7,285	$2,871	$4,414	$—	$—

As of March 31, 2015, our operating leases consisted of leases for office space in the United States, Canada, the United Kingdom, Malaysia, Thailand and India for terms ranging from three to ten years each. Many of these leases include renewal options, with renewal periods generally between two to five years. We also leased automobiles under capital leases. Contingent consideration reflects discounted future cash flows during the earn-out period related to our acquisition of the assets of Agile Technologies LLC in December 2014. See Notes 5, 21 and 22 to our consolidated financial statements as well as “Item 2. Properties” for additional information related to our capital and operating leases and other contractual obligations.
In addition to our contractual obligations set forth in the table above, we also have contractual and non-contractual employee benefits and related obligations, including those described below:
(1)
Obligations under a post-employment defined benefit plan (the “Gratuity Plan”) covering all employees in India who are eligible under the terms of their employment, and governed by India’s Payment of Gratuity Act, 1972. The Gratuity Plan provides a lump sum payment to vested employees at retirement or upon termination of employment based on the respective employee’s salary and the years of employment with Majesco. We determine our liability towards the Gratuity Plan on the basis of actuarial valuation. Actuarial gains and losses arising from experience adjustments, and changes in actuarial assumptions are recognized immediately in the combined Statement of Operations as income or expense. These obligations are valued by independent qualified actuaries. We evaluate these critical actuarial assumptions at least annually. If actual results differ significantly from our estimates, our gratuity expense and our results of operations could be materially impacted. Our aggregate obligations under the Gratuity Plan were $ 720 for the year ended March 31, 2015.

(2)
We have obligations with respect to the encashment of leave balances of certain of our employees in India and other countries. Our aggregate obligations under provision for accrued vacation (leave encashment) were $ 2,963 for the year ended March 31, 2015. Our total obligations under leave encashment was $ 1,019 as of March 31, 2015.

(3)
We pay contributions to a defined contribution pension scheme covering our employees in Canada and the United Kingdom. The assets of the scheme are held separately from those of Majesco in an independently administered fund. We contributed $194 to the fund during the year ended March 31, 2015.

(4)
Senior employees of our Indian subsidiary are entitled to superannuation, a defined contribution plan (the “Superannuation Plan”). We make a yearly contribution to the Superannuation Plan, which is administered and managed by the Life Insurance Corporation of India based on a specified percentage (presently at 12.5% to 15% depending on the grade of the employee) of each covered employee’s basic salary. We contributed $31 towards the Superannuation Plan during the year ended March 31, 2015.

(5)
In accordance with Indian law, generally all employees in India are entitled to receive benefits under the Provident Fund, which is a defined contribution plan. Both the employee and the employer make monthly contributions to the plan at a predetermined rate (presently at 12% each) of the employees’ basic salary. These contributions are made to the fund which is administered and managed by the Government of India.

(6)
We make payments to defined contribution plans established and maintained in accordance with the local laws of the United States and of the jurisdictions in which our subsidiaries are located. Our aggregate monthly contributions to all of these plans are charged to combined Statement of Operations in the year they are incurred and there are no further obligations under these plans beyond those monthly contributions. We contributed $63 in the aggregate towards all these contribution plans during the year ended March 31, 2015.

See Notes 2(l) and 13 to our consolidated financial statements for the year ended March 31, 2015 for additional information.
In addition, as of March 31, 2015, we had gross unrecognized tax benefits of   $310. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table. See Note 15 to our consolidated financial statements for additional information.
Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.
Recent Accounting and Auditing Developments
Recently Issued Accounting Standards
In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in this update provide clarification regarding the release of a cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance will be effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods for public companies and for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods for private companies. The Company’s current accounting policies comply with this guidance; accordingly the Company does not expect the amendment will have a material impact to its combined financial position or results of operations.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update provide guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The guidance will be effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods for public companies and for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods for private companies. The guidance will be applied prospectively for the year ended March 31, 2016 and interim periods of this year. The Company does not expect the amendment will have a material impact to its combined financial position or results of operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification (“ASC”) 606), which, when effective, will supersede the guidance in former ASC 605, Revenue Recognition. The new guidance requires entities to recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within that year for public companies and effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018 for private companies. Early adoption is not permitted. The Company will adopt this standard for the year ended March 31, 2019 and interim periods of the year ended March 31, 2020. The Company is currently evaluating the impact of this standard on its combined financial position and results of operations.
Emerging Growth Company
We are an “emerging growth company” under the federal securities laws and are subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.
New Independent Accountant
In November 2014, we engaged MSPC Certified Public Accountants and Advisors, P.C. as our principal independent accountant to audit our financial statements. No audit had previously been conducted of the combined financial statements of Majesco and its subsidiaries on a stand-alone basis.
ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We are exposed to market risk primary due to fluctuations in foreign currency exchange rates and interest rates, each as described more fully below. We do not hold or issue derivative financial instruments for trading or speculative purposes.
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and investments. We do not use derivative financial instruments to hedge interest rate exposure. Our cash and cash equivalents and investments as of March 31, 2015 were $6,262 and $ 270, respectively. We invest primarily in highly liquid, money market funds and bank fixed deposits. Because of the short-term nature of the majority of the interest-bearing securities we hold, we believe that a 10% fluctuation in the interest rates applicable to our cash and cash equivalents and investments would not have a material effect on our financial condition or results of operations.
The rate of interest on the Majesco Credit Facility, which was in effect as of March 31, 2015, is variable and is based on LIBOR plus a fixed margin. As of March 31, 2015, we had $ 1,470 in borrowings outstanding under the Majesco Credit Facility and as such did not have exposure to changes in interest rates in connection with such facility. Because of the short-term nature of our borrowings, we believe that a 10% fluctuation in the interest rates applicable to our borrowings would not have a material effect on our financial condition or results of operations.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar. However, payments to us by customers outside the U.S. are generally made in the local currency. Accordingly, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Indian rupee, British pound, Thai baht and Malaysian ringgit. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

We generated approximately 21.7%, 23.6% and 21.9%, respectively of our gross revenues outside of the United States for the fiscal years ended March 31, 2015 and 2014 and for the nine months ended March 31, 2013. The effect of foreign exchange rate changes on cash and cash equivalents resulted in a gain of  $107, a loss of  $432 and a gain of   $187 for the years ended March 31, 2015 and March 31, 2014 and the nine months ended March 31, 2013, respectively. For the years ended March 31, 2015 and March 31, 2014 and the nine months ended March 31, 2013, we had a foreign exchange gain of approximately $187, $271 and $32, respectively. We estimate that a 10% movement in foreign currency rates would have the effect of creating a foreign exchange rate gain or loss of approximately $342.
We use foreign currency forward contracts and par forward contracts to hedge our risks associated with foreign currency fluctuations related to certain commitments and forecasted transactions. The use of hedging instruments is governed by Majesco’s policies which are approved by our Board of Directors. We designate these hedging instruments as cash flow hedges. Derivative financial instruments we enter into that are not designated as hedging instruments in hedge relationships are classified as financial instruments at fair value through profit or loss.
The aggregate contracted U.S. dollar principal amounts of foreign exchange forward contracts (sell) and par forward contracts (sell) outstanding as of March 31, 2015 amounted to $22,980 and $0, respectively. The aggregate contracted Canadian dollar principal amounts of the Majesco’s foreign exchange forward contracts (sell) outstanding as of March 31, 2015 amounted to CAD NIL. The outstanding forward contracts as of March 31, 2015 mature between 1 month to 23 months. As of March 31, 2015, we estimate that $350, net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings within the subsequent 12 months. The outstanding foreign exchange forward contracts in U.S. dollars as of March 31, 2015 are designated as in hedge relationship and there will be no impact on our statement of operations due to a strengthening or weakening of 10% in the foreign exchange rates.
The fair value of derivative financial instruments is determined based on observable market inputs and valuation models. The derivative financial instruments are valued based on valuations received from the relevant counterparty (i.e., bank). The fair value of the foreign exchange forward contract and foreign exchange par forward contract has been determined as the difference between the forward rate on reporting date and the forward rate on the original transaction, multiplied by the transaction’s notional amount (with currency matching). The following table provides information of fair values of derivative financial instruments:
	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of March 31, 2015 Designated as hedging instruments under Cash Flow Hedges (in thousands)
Foreign exchange forward contracts	$28	$545	$13	$15
Foreign exchange par forward contracts	—	—	—	—
	$28	$545	$13	$15
Not designated as hedging instruments
Foreign exchange forward contracts	$—	—	—	—
	$—	$—	$—	$—
Total	$28	$545	$13	$15

*
The noncurrent and current portions of derivative assets are included in ‘Other Assets’ and ‘Prepaid Expenses And Other Current Assets’, respectively and of derivative liabilities are included in ‘Other Liabilities’ and ‘Accrued Expenses And Other Liabilities’, respectively in the Combined Balance Sheet.

For more information on foreign currency translation adjustments and cash flow hedges and other derivative financial instruments, see Notes 2, 4 and 12 to our financial statements for the year ended March 31, 2015.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at “Item 15. Exhibits and Financial Statement Schedules.”
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.
Attestation Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to the rules of the SEC for emerging growth companies.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.
OTHER INFORMATION

None.

PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors of Majesco
The following table lists the names, ages and positions as of June 19, 2015 of the executive officers and directors of Majesco.
Name	Age	Position
Ketan Mehta	56	President, Chief Executive Officer and Director
Farid Kazani	48	Chief Financial Officer and Treasurer
Edward Ossie	61	Chief Operating Officer
Chad Hersh	42	Executive Vice President
William Freitag	52	Executive Vice President
Prateek Kumar	39	Executive Vice President
Lori Stanley	49	General Counsel and Corporate Secretary
Arun K. Maheshwari	70	Chairman of the Board of Directors
Ashank Desai(1)	63	Director
Atul Kanagat	59	Director

(1)
Mr. Desai has tendered his resignation as a director of Majesco to be effective immediately prior to the completion of the Merger.

Biographical information for each of our executive officers and directors is provided below.
Ketan Mehta has served as President and CEO of Majesco since 2000 and member of Majesco’s Board of Directors, since 1992. Mr. Mehta co-founded Mastek in 1982 and has served as a member of Mastek’s board of directors since then, where, among other committee service, he is a member of the Nomination and Remuneration Committee. During his tenure of over 32 years with Mastek and its affiliates, Mr. Mehta has handled multiple functions including sales, delivery and general management. Mr. Mehta is the driving force behind the conceptualization and the execution of Majesco’s insurance strategy, including acquisition and integration of four insurance technology companies over the last nine years. Prior to that, Mr. Mehta also spearheaded Mastek’s joint venture with Deloitte Consulting. Ketan holds a PGDM (MBA degree-equivalent) from the Indian Institute of Management (“IIM”), Ahmedabad.
Majesco believes that Mr. Mehta’s extensive knowledge of Majesco and its operations as co-founder of Mastek and his experience as a senior executive in the insurance technology industry qualify him to serve on Majesco’s board of directors.
Farid Kazani has served as CFO and Treasurer of Majesco since 2011. Mr. Kazani has served as Group CFO and Director of Finance of Mastek since 2009. Prior to joining Mastek, Mr. Kazani served as CFO — India and Global Financial Controller for Firstsource Solutions Ltd., an IT-enabled services and business process outsourcing firm, where, among other things, he played a central role in the company’s initial public offering in 2007. Mr. Kazani’s earlier experience also includes positions with a number of large businesses in India, including RPG Enterprises, BPL Mobile, Marico Industries Ltd. and National Organic Chemical Industries Ltd. Mr. Kazani has over 23 years of professional experience in the field of corporate finance. He earned a Bachelor’s of Commerce from Mumbai University and holds qualifications as a Member of the Institute of Cost Accountants of India (Grad. CWA) and Chartered Accountant (ACA).
Edward Ossie has served as Majesco’s Chief Operating Officer (“COO”) since January 2015, responsible for driving the company’s growth, strategy, operational initiatives, marketing, partnerships and corporate development. Prior to joining Majesco, Mr. Ossie was Vice President and Director at Corum Group, a Seattle, WA-based global Mergers and acquisitions advisory firm focused on the technology sector, from 2011 to 2014. In this role, he advised a number of high-growth technology businesses on how they might shape and scale their operations to achieve growth, relevance and profitability. From 2011 to

2014, Mr. Ossie also served on the Majesco North America Advisory Board, as well as on the board of directors of Majesco Software & Solutions from 2013 to January 2015. From 2001 – 2010, Mr. Ossie served in a variety of roles at London Stock Exchange-listed insurance software and business process services firm Innovation Group plc (“Innovation Group”), including Group President and COO, Technology Division, and also served as a member of the board of directors of Innovation Group from 2001 to 2005. From 1996 to 2001, Mr. Ossie was as CEO of MTW Corporation (“MTW”), also an insurance software and business process services company, and along with his investment partner, the Halifax Capital Group, led the sale of MTW to Innovation Group. Earlier in his career, Mr. Ossie spent 19 years at Texas Instruments, during the last four of which, he was Division Manager and Vice President for the Software Group, which grew from the scale of a start-up to 1,300 employees within the course of five years. Mr. Ossie has been Chairman of CertTech LLC from 2011 to present, and has served as a director of Social Security Solutions Inc. from 2011 to present and of NFI Studio from 2010-2011. Mr. Ossie graduated with a Bachelor’s of Science degree from Missouri State University and has attended select Executive Programs at the Stanford University Graduate School of Business, such as the Executive Program for Growing Companies and the Directors’ Consortium.
Chad Hersh has served as an Executive Vice President of Majesco since November 2014. In this role, Mr. Hersh leads Majesco’s L&A solutions business. Prior to joining Majesco, Mr. Hersh was a Senior Vice President in the insurance practice of The Nolan Company, a management consulting firm, from August 2014 through November 2014, and was a Managing Director at insurance technology industry analyst firm Novarica Inc. (“Novarica”) from 2008 to August 2014. At Novarica, Mr. Hersh was the primary researcher and author of market-leading reports on insurance core systems. Mr. Hersh has led many vendor selection projects for U.S. and international insurers during his work at Novarica and elsewhere. Previously, Mr. Hersh was employed by analyst firm Celent (a part of the Oliver Wyman Group) from 2003 to 2008, and served at American General Life Insurance Company and affiliates, including AIG’s domestic life insurance divisions, from 2000 to 2002 in positions of increasing responsibility, culminating as e-Business Director. Mr. Hersh began his career in IT and management consulting roles, including at Ernst & Young Consulting (now Capgemini) and Computer Sciences Corporation. He is a frequent speaker at industry conferences, including events by Insurance Accounting and Systems Association (IASA), Association for Cooperative Operations Research and Development (ACORD), Property Casualty Insurers Association of America (PCI) and LOMA. Mr. Hersh holds both a BA in Economics and an MS in Accounting with a Management Information Systems concentration from Rice University.
William (Bill) Freitag has served as Executive Vice President at Majesco since January 2015. In this role, he leads the consulting business at Majesco. Prior to joining Majesco, Mr. Freitag was CEO and managing partner of Agile. Mr. Freitag joined Majesco in connection with the acquisition of the insurance IT consulting business of Agile in January 2015. Mr. Freitag founded Agile in 1997 to meet companies’ increasingly complex business processing and information technology requirements by providing dedicated consulting services, including business and IT strategy, process innovation, governance, project management, development, quality assurance and support services. Prior to founding Agile, Mr. Freitag was employed as Director of Crum & Foster from 1993 to 1997, during which period he played a key role in the divestiture of Crum & Foster from Xerox, managing the restructuring of an IT services business with approximately $70 million annual revenue specializing in commercial P&C insurance. In that position, he increased corporate earnings from an $11 million annual loss prior to the divesture to a $4 million annual net income within 3 years, customer satisfaction from 36 to 84 percent and employee satisfaction from 35 to 82 percent. Mr. Freitag also served as director of enterprise consulting for Computer Task Group, Inc., a professional services firm with 4,000 professionals in seven countries from 1989 to 1993. His 30 years of experience spans multiple industries, including insurance, financial services, pharmaceuticals and the public sector. He began his career as a systems engineer for RCA. Mr. Freitag has a B.S. in Mathematics from Fairfield University and has attended the Executive Education program at Harvard Business School.
Prateek Kumar has served as Executive Vice President since February 2015 at Majesco, responsible for acquiring new customers and deepening relationships with customers across both the L&A and P&C lines of business. Mr. Kumar oversees sales, client relationships, pre-sales and new strategic initiatives. Prior to this, he served as Senior Vice President of Sales and Account Management from 2014 to February 2015, as Vice President from 2010 to 2014 and as Assistant Vice President of Majesco from 2008 to 2010 and, in both roles, was also responsible for acquiring new customers and deepening relationships with existing customers. Mr. Kumar was previously an Assistant Vice President with Systems Task Group (“STG”), an insurance software firm, from 2003 to 2008, when STG was acquired by Majesco. Prior to Majesco, Mr. Kumar worked as an IT consultant with the Exeter Group in the areas of IT strategy, planning and program management from 2000 to 2002. He holds a B.A. from Kurukshetra University (Kurukshetra, India) and an M.B.A. from Virginia Polytechnic Institute and State University.
Lori Stanley has served as General Counsel, North America for Majesco since July 2011 and as Corporate Secretary since December 2011, and will serve as General Counsel and Corporate Secretary of the combined company following the completion of the Merger. Prior to joining Majesco, Ms. Stanley was General Counsel and Corporate Secretary of enherent Corp. (“enherent”), an information technology (“IT”) provider, since April 2004, following enherent’s acquisition by Merger of Dynax Solutions, Inc. (“Dynax”). From July 2002 to March 2004, she was General Counsel of Dynax, and Vice President of Human Resources and Corporate Secretary since April 2003. Ms. Stanley also served as a member of the board of directors of Dynax from September 2003 to March 2004. From November 2000 to June 2002, Ms. Stanley was General Counsel and Vice President of Human Resources for The A Consulting Team, Inc. (now known as Helios & Matheson Analytics, Inc.), an IT services and solutions provider. From July 1999 to October 2000, Ms. Stanley was the Vice President of Legal Operations and Human Resources for The Netplex Group, Inc. From January 1997 to June 1999, Ms. Stanley was General Counsel of the Solutions Division of Computer Horizons Corp. Ms. Stanley earned a B.S. from St. John’s University and a J.D. from Seton Hall Law School.
Dr. Arun K. Maheshwari is the Chairman of Majesco and has served as a director and chairman of the board of directors of Majesco since January 2015. Dr. Maheshwari has also served as a director of Mastek since 2013. From 2005 until his retirement in 2009, Dr. Maheshwari served as founder and President of Fiserv Global Services Group (“FGS”), a subsidiary of Fiserv, Inc. (“Fiserv”), a Fortune 500 company providing information management systems and services to the financial and insurance industries. FGS was established to develop offshore delivery centers offering services to Fiserv customers and grew rapidly under Dr. Maheshwari’s leadership to more than 2,000 employees within two years. Prior to FGS, Dr. Maheshwari founded and led CSC India, a subsidiary of Computer Sciences Corporation, as Founder President and Managing Director from 1996 to 2005. From 1985 to 1996, Dr. Maheshwari was a senior information technology and finance executive with Continental Insurance (now CNA), following service with Reliance Insurance as a senior information technology executive from 1981 to 1985. Earlier, Dr. Maheshwari specialized in strategy and information technology consulting at McKinsey & Company in New York City from 1977 to 1981. Dr. Maheshwari began his career with Tata Consultancy Services (TCS) in India, as a senior executive responsible for marketing, software development and management consulting and served as TCS’s first head of marketing and business development. He has previously served as a director of Fortegra Financial Corp., a NYSE-listed insurance product and services company, having stepped down in December 2014. He served as a director of Duck Creek Technologies (now Accenture), an insurance software firm, and has served as a director of Eagle Eye Analytics, a provider of predictive analytics software for the insurance industry. Dr. Maheshwari is active as a private investor, investing primarily in technology start-ups and real estate. Dr. Maheshwari holds a B.S. from Rajasthan University (Jaipur, India), a PGDM from IIM Calcutta, a M.S. in Computer Science from Stanford University, an M.B.A. from Columbia University and a Ph.D. from the Wharton School of Business at the University of Pennsylvania.
Majesco believes that Dr. Maheshwari’s extensive experience and expertise in the insurance technology, information technology, business services and consulting sectors, as well as his educational background, qualify him to serve on Majesco’s board of directors following the Merger.
Atul Kanagat has served as a member of Majesco’s board of directors since 2013. Mr. Kanagat has served as a non-executive director of Mastek and of Mastek UK since 2013, and is a member of, among other committees, the Nomination and Remuneration Committee of Mastek. Immediately prior to this, Mr. Kanagat served at Harman International Industries, Inc., an audio equipment manufacturer, as Vice President of Corporate Development from 2010 to 2011, responsible for leading all Mergers and acquisitions and coordinating corporate strategy. Mr. Kanagat previously served at McKinsey & Company (“McKinsey”) as an Associate from 1982 to 1988, Partner from 1988 to 1994 and Director from 1994 to 2004 (including as Managing Director of the Seattle, WA office from 1995-2003). Prior to this, Mr. Kanagat spent five years in the audio industry and the national symphony orchestra industry in the United States, during which period he served as Vice President of Research at the League of American Orchestras from 2006 to 2009. Mr. Kanagat began his professional career at Unilever at its Indian subsidiary, Hindustan Lever Ltd. (1977 to 1980). Mr. Kanagat has also served on the board of directors of the Liberty Science Center in Jersey City, NJ, and the Seattle Symphony Orchestra, the Seattle Chamber of Commerce and the Fred Hutchinson Cancer Research Center in Seattle, WA. Mr. Kanagat earned a B. Tech. in Mechanical Engineering from the Indian Institute of Technology, Bombay, and an MBA from Harvard Business School.
Majesco believes that Mr. Kanagat’s knowledge of the worldwide operations of Majesco and its affiliates, his experience in corporate strategy and Mergers and acquisitions and his background as a former senior executive in the consulting industry qualify him to serve on Majesco’s board of directors.
Ashank Desai has served as a member of the board of directors of Majesco since 2012. Mr. Desai is a co-founder of Mastek and has served as a director of Mastek since 1982, where, among other board service, he is the Chairman of the Governance Committee and a member of the Audit Committee and Corporate Social Responsibility Committee. Mr. Desai has over 35 years of experience in the software and information technology sectors. He is also actively associated with several Indian government bodies and trade associations. Mr. Desai worked with the Indian industrial and electronics group Godrej & Boyce before co-founding Mastek. He is a founding member and former President of National Association of Software and Service Companies in India. Mr. Desai holds a Bachelor’s of Engineering from Mumbai University, a M. Tech. from IIT Mumbai and a Post Graduate Diploma in Business Management from IIM Ahmedabad.
Mr. Desai has tendered his resignation as a director of Majesco to be effective immediately prior to completion of the Merger.
Board of Directors and Executive Officers Following Consummation of the Merger
Upon completion of the Merger, Majesco is expected to have an initial six-member board of directors, which will be comprised of  (i) Arun K. Maheshwari (Chairman), (ii) Earl Gallegos (Vice Chairman), (iii) Ketan Mehta, (iv) Sudhakar Ram, (v) Atul Kanagat and (vi) Steven R. Isaac.
Upon completion of the Merger, the executive management team of Majesco is expected to be composed of the following individuals:
Name	Position with the Combined Company
Ketan Mehta	President and Chief Executive Officer
Farid Kazani	Chief Financial Officer and Treasurer
Edward Ossie	Chief Operating Officer
Manish D. Shah	Executive Vice President
Chad Hersh	Executive Vice President
William Freitag	Executive Vice President
Prateek Kumar	Executive Vice President
Lori Stanley	General Counsel and Corporate Secretary
Ann F. Massey	Senior Vice President of Finance
Biographical information for each of these executive officers and directors is provided in “— Executive Officers and Directors of Majesco” above and below.
Manish D. Shah is expected to serve as Executive Vice President of Majesco following completion of the Merger. Mr. Shah has served as director and President of Cover-All since November 2008 and as Chief Executive Officer since July 2013. Mr. Shah served as Cover-All’s Chief Technology Officer from 2004 until his promotion to the position of Chief Executive Officer. He also served as Cover-All’s Executive Vice President from 2008 until his promotion to the position of President. Mr. Shah served as Cover-All’s Director of Technology from 2002 through 2004 and served as a technology consultant to Cover-All from 2000 through 2001. Prior to joining Cover-All, Mr. Shah held several technology management positions at various companies such as Andersen Consulting, P&O Nedlloyd and Tata Consultancy Services in different industries for over 10 years. Mr. Shah graduated with honors from the Columbia University Executive MBA Program.

Ann F. Massey is expected to serve as Senior Vice President, Finance of Majesco following the completion of the Merger. Ms. Massey has served as CFO of Cover-All since 2001, as Secretary since 1997 and as Controller since 1997. From 1996 to 1997, Ms. Massey served as Cover-All’s Assistant Treasurer. From 1994 until 1996, Ms. Massey served as Assistant Controller for Cover-All’s insurance services division. Prior to 1994, Ms. Massey served as Cover-All’s Accounting Manager since 1989. Ms. Massey joined Cover-All from Pittston Petroleum Inc., where she was Cost Accounting Manager. Ms. Massey has over 30 years of experience in finance and accounting. Ms. Massey hold a B.S. in accounting and a M.B.A. in Finance from Fairleigh Dickinson University.
Earl Gallegos is expected to serve as a director of Majesco following the completion of the Merger. He has served as a member of the board of directors of Cover-All since March 1997, and as Chairman of the Board of Cover-All since January 2014. Mr. Gallegos is the principal of Earl Gallegos Management Corporation, a management consulting firm founded by him in 1994 specializing in the insurance and software industries. Mr. Gallegos was a founder of Peak Performance Solutions Inc., a privately held insurance technology firm. In 1997, Mr. Gallegos co-founded Regents Electronic Commerce Inc. (“REC”) with Steven R. Isaac. REC was founded to offer workers’ compensation electronic data interchange services and compliance reporting and was merged to form ecDataFlow.com Inc. (“ecDataFlow”) in 1999. ecDataFlow was merged with Bridium, Inc. (“Bridium”), a technology firm, in 2002. Mr. Gallegos has also served as a director of Zytalis Inc., an information technology professional services firm, from 1999 to 2006, Bridium from 1998 to 2003, Fidelity National Information Solutions, Inc., from 1997 to 2003, eGovNet, Inc., a government technology services firm, from 2002 to 2003, PracticeOne, Inc., a medical practice management software company, from 2002 to 2005, and Fidelity National Real Estate Solutions, a company specializing in real estate and banking technology, from 1997 until 2003.
Majesco believes that Mr. Gallegos’ lengthy insurance and technology industry experience and technology background, as well as his financial expertise, qualify him to serve on Majesco’s board of directors following completion of the Merger.
Sudhakar Ram is expected to serve as a director of Majesco following the completion of the Merger. Mr. Ram has served as Managing Director and Group CEO of Mastek, responsible for consolidating growth in markets across the globe and leading initiatives in technology, applications, processes, customer deliveries and business development, since 2007. He is a co-founder of Mastek and has served as a member of the board of directors of Mastek since 1985. Mr. Ram has also handled the additional responsibilities of leading Mastek’s business in the UK as CEO for Mastek (UK) Ltd. (“Mastek UK”) since 2013. Mr. Ram received CNBC Asia’s “India Business Leader of the Year” award in 2007. Before joining Mastek, he was the CIO of Rediffusion Dentsu Young & Rubicam (part of the Young & Rubicam network held by WPP plc) from 1982 to 1984. He holds a Bachelor’s of Commerce from Chennai University and a PGDM from IIM Calcutta.
Majesco believes that Mr. Ram’s extensive knowledge of Majesco and its operations as co-founder of Mastek and experience as a senior executive in the insurance technology industry qualify him to serve on Majesco’s board of directors following completion of the Merger.
Steven R. Isaac is expected to serve as a director of Majesco following completion of the Merger. Mr. Isaac has over 35 years of experience in the insurance and technology industries (public and private sectors). Mr. Isaac has served as a director of Cover-All since 2014. Mr. Isaac served as the Senior Vice President, Risk Division, of Ebix, Inc., a NASDAQ-listed provider of on-demand software and e-commerce services to the insurance industry, from 2009 until May 2011. In 2004, Mr. Isaac co-founded Peak Performance Solutions, Inc., a privately held insurance technology firm, and served as its CEO until 2009. From 2002 to 2004 he served as the CEO of Bridium following the Merger of ecDataFlow, a provider of business-to-business electronic commerce solutions, with Bridium in 2002. He co-founded ecDataFlow in 1999 in connection with the Merger of REC with another company and served as ecDataFlow’s President and CEO until 2002. In 1997, Mr. Isaac co-founded REC with Earl Gallegos and served as REC’s President and CEO until 1999. He served as an Executive Vice President of Marketing Communications Sector at Cadmus Communications Corporation, a provider of integrated graphic communications services, from 1997 to 1999. Mr. Isaac served as COO of the Ohio Bureau of Workers Compensation from 1995 to 1997. Prior to that, Mr. Isaac served as Director of Electronic Data Systems Corp.’s Insurance Division from

1990 to 1995. Mr. Isaac has also served as a senior executive for three large P&C insurance companies: Merchants Insurance, Milwaukee Insurance and Sentry Insurance. He has led and managed over twenty acquisitions, mostly in the P&C insurance space. He served on the Kentucky Assigned Risk Pool Board, Board Member of the Property & Liability Resource Bureau, a Board Member of the International Association of Industrial Accident Boards and Commissions, and was an Arbitrator for the American Insurance Arbitration Forum. He is a graduate of Franklin University with a Bachelor’s degree in Business.
Majesco believes that Mr. Isaac’s broad knowledge of the insurance technology industry and extensive experience managing acquisitions qualify him to serve on Majesco’s board of directors following completion of the Merger.
Section 16(a) Beneficial Ownership Reporting Compliance
Majesco is currently a private company and its shares of capital stock are not currently publicly traded or registered under Section 12 of the Exchange Act. In connection with the Merger, Majesco has applied for listing of the Majesco common stock with the NYSE MKT under the symbol “MJCO” and expects to be publicly traded on the NYSE MKT under this symbol following the completion of the Merger, subject to official notice of issuance.
Section 16(a) of the Exchange Act requires, generally, that the directors, executive officers and holders of more than 10% of the equity securities of a public company file with the SEC initial reports of ownership and reports of changes in their ownership of the company’s equity securities. Such persons are also required to furnish copies of all Section 16(a) filings to the company. Following consummation of the Merger, Majesco’s directors and executive officers and the holders of more than 10% of its common stock will be required to report their transactions in Majesco’s common stock in accordance with the Exchange Act. Majesco will also be required to disclose the names of such insiders who fail to make such filings on a timely basis and also to make available copies of the required filings submitted to the SEC.
Code of Ethics
Majesco has adopted a code of conduct and ethics that applies to all officers, directors and employees of Majesco and, in connection with completion of the Merger, the combined company will adopt a revised code of ethics (the “Ethics Code”) applicable to all officers, directors and employees of the combined company. Majesco intends to make available a copy of the Ethics Code on its website at www.majesco.com. In connection with any substantive amendments to, or the granting any waivers from, the Ethics Code for any executive officer or director, Majesco will disclose the nature of such amendment or waiver on its website in accordance with the address set forth above or in a Current Report on Form 8-K.
Committees of the Board of Directors
The Majesco board of directors does not currently have standing committees because Majesco is currently a private company and its shares are not publicly traded.
In connection with the completion of the Merger and the listing of Majesco’s common stock on the NYSE MKT, Majesco plans to establish the following three standing committees of its board of directors: (1) an Audit Committee, (2) a Compensation Committee and (3) a Nominating and Corporate Governance Committee. Each committee will operate under a charter approved by the board of directors that will be effective as of the time of the completion of the Merger. Majesco intends to make a copy of each committee charter available on its website at www.majesco.com.
It is expected that the following appointments will be made:
•
Audit Committee: Messrs. Gallegos (Chairperson), Kanagat and Maheshwari.

•
Compensation Committee: Messrs. Kanagat (Chairperson), Isaac and Mehta.

•
Nominating and Corporate Governance Committee: Messrs. Maheshwari (Chairperson), Ram and Gallegos.

Audit Committee
NYSE MKT and SEC rules require that the audit committee be composed entirely of independent members. The Majesco board of directors has determined that Messrs. Kanagat, Isaac, Gallegos and Maheshwari each meet the definition of   “independent director” for purposes of serving on the Audit Committee under SEC rules and NYSE MKT rules. The Majesco board of directors has also determined that each of Messrs. Gallegos, Maheshwari and Kanagat is an “audit committee financial expert” under the rules adopted by the SEC and also meets the financial sophistication requirements of the NYSE MKT rules. Additionally, each member of the Audit Committee also meets the financial literacy requirements of the NYSE MKT rules.
The Audit Committee will be authorized to:
•
approve and retain the independent auditors to conduct the annual audit of the books and records;

•
review the proposed scope and results of the audit;

•
review and pre-approve the independent auditor’s audit and non-audit services rendered;

•
approve the audit fees to be paid;

•
review accounting and financial controls with the independent auditors and financial and accounting staff;

•
review and approve transactions between the combined company and its directors, officers and affiliates;

•
recognize and prevent prohibited non-audit services;

•
establish procedures for complaints received by the combined company regarding accounting matters;

•
oversee internal audit functions;

•
prepare the report of the Audit Committee that SEC rules require to be included in the special meeting proxy statement.

Compensation Committee
The Compensation Committee will be authorized to:
•
review and approve the compensation arrangements for management, including the compensation for the chief executive officer;

•
establish and review general compensation policies with the objective of attracting and retaining superior talent, rewarding individual performance and achieving financial goals; and

•
administer the combined company’s equity and non-equity incentive plans; and

•
in the future, prepare any reports of the Compensation Committee that the combined company may be required by SEC rules to include in the proxy statement or other filings.

Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee will be authorized to:
•
identify and nominate members of the board of directors;

•
oversee the evaluation of the board of directors and management;

•
develop and recommend corporate governance guidelines to the board of directors;

•
evaluate the performance of the members of the board of directors; and

•
make recommendations to the board of directors as to the structure, composition and functioning of the board of directors and its committees.

The Nominating and Corporate Governance Committee’s and board of directors’ priority in selecting board members will be identification of persons who will further the interests of stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members and professional and personal experiences and expertise relevant to the combined company’s growth strategy.
Board Leadership Structure, Executive Sessions of Non-Management Directors
The leadership structure of the board of directors of the combined company will be comprised of a Chairman position that is separate from the Chief Executive Officer position, as well as four other directors, of which three are independent. Mr. Ketan Mehta currently serves as President and Chief Executive Officer at Majesco, and will serve as President and Chief Executive Officer of the combined company following the completion of the Merger. Dr. Arun K. Maheshwari, currently the Chairman of the board of directors of Majesco, will serve as the Chairman of the Board of Directors of the combined company following the completion of the Merger.
The board of directors has chosen to separate the chief executive officer and chairman positions because it believes that (i) independent oversight of management is an important component of an effective board and (ii) this structure benefits the interests of all stockholders. The board of directors believes that Dr. Maheshwari’s in-depth knowledge of the company’s business and its challenges, as well as his experience in the industry as a whole, make him the best qualified person to serve as Chairman. In his capacity as Chairman, Dr. Maheshwari will, among other things, ensure that the board of directors provides effective monitoring and guidance as needed to the senior management team, guide the development of the combined company’s strategic plan with defined objectives for senior management to achieve the goals set out in the strategic plans, provide support to the management team in developing effective investor relations strategy and communication plans and robust human resources strategies and policies to support the strategic plans. The board of directors believes that this structure will also facilitate better communication between management and the board of directors.
Mr. Ketan Mehta, the President and Chief Executive Officer of the combined company, will also serve as a director. The board of directors believes that Mr. Mehta’s service as a director will further enhance the board’s oversight of the combined company’s day-to-day operations and provide additional management expertise with respect to the complexities of the combined company’s business.
If the board convenes for a special meeting, the non-management directors will meet in executive session if circumstances warrant. Dr. Maheshwari will preside over executive sessions of the non-management directors of the combined company’s board of directors.
Risk Oversight
The board of directors oversees the combined company’s business and considers the risks associated with business strategy and decisions. The board currently implements its risk oversight function as a whole. Upon the formation of each of the board committees, the committees will also provide risk oversight and report any material risks to the board.
ITEM 11.
EXECUTIVE COMPENSATION

As an emerging growth company, Majesco is generally permitted under applicable SEC rules to comply with executive compensation disclosure standards applicable to smaller reporting companies as a means of satisfying its disclosure requirements in connection with this Annual Report on Form 10-K.
Our Named Executive Officers
Our (i) principal executive officer during our fiscal year ended March 31, 2015, (ii) the two other most highly compensated executive officers who were serving at the end of fiscal year ended March 31, 2015, and (iii) one additional individual for whom disclosure would have been required but for the fact that he was not serving as executive officer at the end of fiscal year ended March 31, 2015 (which we refer to collectively as our “Named Executive Officers”) are as follows:
•
Ketan Mehta — President and Chief Executive Officer;

•
Prateek Kumar — Senior Vice President, Sales and Account Management;

•
Anil Chitale — Chief Product Evangelist and Senior Vice President) Mr. Chitale’s last day of employment was March 31, 2015); and

•
Erik Stockwell — Senior Vice President & Head (North America Life & Annuity Insurance)(Mr. Stockwell’s last day of employment was December 1, 2014).

Compensation Committee Report
Our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Board of Directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Board of Directors:
Arun K. Maheshwari
Ketan Mehta
Ashank Desai
Atul Kanagat
Compensation Discussion and Analysis
Our Compensation Philosophy and Objectives
Majesco is currently a private company and its shares of capital stock are not publicly traded. During Majesco’s fiscal year ended March 31, 2015, Majesco’s board of directors did not have a compensation committee or other board committee performing similar functions. During such fiscal year, all decisions with respect to the compensation of our Mr. Ketan Mehta, Majesco’s President and Chief Executive Officer, and our other Named Executive Officers were made by Majesco’s board of directors. As a result, our executive compensation philosophy is streamlined.
Our executive compensation has three principal components to it:
•
base salary;

•
bonus; and

•
equity incentive compensation

Our goal is to ensure that our compensation practices are market, facilitate appropriate retention and reward superior performance. The components to our executive compensation are determined with the goal of motivating executives and adequately compensating and rewarding them on a day-to-day basis for the time spent and the services they perform for our company.
Elements of Compensation
Base Salaries.   Base salaries are fixed in amount and not tied to performance. Our objective in establishing base salaries is to offer adequate and stable compensation to our Named Executive Officers on a day-to-day basis for their work. Our Named Executive Officers’ base salaries depend on their position within the company and the scope of their responsibilities. The exact amount of our Named Executive Officers’ base salary is reviewed annually. In reviewing base salaries, we consider:
•
the scope and/or changes in individual responsibilities;

•
the overall compensation of the executive;

•
the overall compensation for all our executive officers and employees;

•
market changes in compensation;

•
our financial condition and results of operations; and

•
individual performance.

The base salary for our Chief Executive Officer remained the same at $300,000 in our fiscal year ended March 31, 2015 as it was in our fiscal year ended March 31, 2014. For our fiscal year ended March 31, 2016, our board of directors approved an increase in our Chief Executive Officer’s base salary to $350,000, effective as of April 1, 2015, to adjust his salary to market comparables.
The base salary for Mr. Prateek Kumar increased to $253,000 in our fiscal year ended March 31, 2015 compared to $220,000 in our fiscal year ended March 31, 2014. For our fiscal year ended March 31, 2016, our Chief Executive Officer approved an increase in Mr. Kumar’s base salary to $300,000, effective as of April 1, 2015, to adjust his salary to market comparables.
Bonuses.   Our Named Executive Officers are awarded cash bonuses based upon performance and other discretionary elements described below. Our objective in establishing bonuses is to motivate executives to excel in their work, enhance retention and adequately reward outstanding services to our company. Bonuses for our fiscal year ended March 31, 2015 were determined based on the following elements (each of which is not exclusive and with no particular weight assigned to any):
•
company performance;

•
unit performance;

•
individual performance;

•
achievement of targets;

•
contribution to the company’s growth; and

•
market changes in compensation

For our fiscal year ended March 31, 2015, Messrs. Chitale and Kumar were eligible to receive annual variable pay (“Variable Pay”) in the form of a cash incentive payment under Mastek’s Variable Pay Plan 1, effective April 1, 2014 (the “Variable Pay Plan”), as further described under “— Mastek Compensation” below. In addition, upon approval of our Chief Executive Officer, special bonuses can also paid from time to time during the year to our Named Executive Officers on a discretionary basis to reward specific accomplishments in connection with our operations.
Under the Variable Pay Plan, entitlement to Variable Pay is capped at 15% of annual base salary, including for Messrs. Chitale and Kumar. The annual Variable Pay target for each of Messrs. Chitale and Kumar for our fiscal year ended March 31, 2015 expressed as a percentage of each such Named Executive Officer’s base salary for the period, was 15%. Because the relevant targets were not met for our fiscal year ended March 31, 2015 were not met, none of Messrs. Chitale and Kumar received Variable Pay in our fiscal year ended March 31, 2015.
Following consummation of the Merger, we intend to put in place a variable compensation plan for officers and employees as further described under “— Majesco Variable Compensation Plan” below.
For our fiscal year ended March 31, 2016, our Chief Executive Officer increased Mr. Kumar’s bonus entitlement to 50%, which will be effected under the Majesco variable compensation plan described below following consummation of the Merger.
Our Chief Executive Officer did not participate in the Variable Pay Plan for our fiscal year ended March 31 2015. Under his employment agreement, our Chief Executive Officer was entitled to an annual bonus at the discretion of our board of directors. In making annual bonus determinations for our fiscal year ended March 31 2015, however, our board of directors determined that our Chief Executive Officer would not receive any variable bonus payout for our fiscal year ended March 31, 2015 based on its review of our performance for our fiscal year ended March 31, 2015. It is expected that for our fiscal year ended March 31, 2016, our Chief Executive Officer will participate under the Majesco variable compensation plan described below following consummation of the Merger.

Equity Incentives.    Majesco has never issued any equity securities under any compensation plans or other individual compensation arrangements. However, following consummation of the Merger, Majesco intends to put in place equity incentive plans as further described below. For our fiscal year ended March 31, 2015, our Named Executive Officers who were also officers of Mastek received equity awards from Mastek under the Mastek Employee Stock Option Scheme.
During our fiscal year ended March 31, 2015, stock options to purchase 82,710, 47,710 and 108,770 shares of Mastek, respectively, were granted to Messrs. Chitale, Stockwell and Kumar under the Mastek Employee Stock Option Scheme, and no equity awards were made to our Chief Executive Officer.
Following consummation of the Merger, no further equity awards will be made to our employees and officers under such Scheme or otherwise by Mastek.
Other Compensation.
We provide a 25% match on the first 4% to Majesco employees participating in the Majesco 401(k) plan. We do not provide any pension plan for our employees and none of our Named Executive Officers participated in a non-qualified deferred compensation plan during our fiscal year ended March 31, 2015.
Executive Officer Compensation
Summary Compensation Table
The following table summarizes the compensation awarded to, earned or paid by Majesco to our Named Executive Officers, as required to be disclosed under applicable SEC rules, for the fiscal year ended March 31, 2015.
Name and principal position	Fiscal year	Base salary	Bonus	Nonequity incentive plan compensation(1)	Other compensation	Total
Ketan Mehta, President and Chief Executive Officer	2015	$300,000	$—	$—	—	$300,000
	2014	$287,500	$103,466	$—	—	$390,966
Anil Chitale, Chief Product Evangelist and Senior Vice President)	2015	$287,500	—	$—	$236,780(2)	$524,280
	2014	$250,000	—	$114,288	—	$364,288
Erik Stockwell, Senior Vice President & Head (North America Life & Annuity Insurance)	2015	$243,173	—	$—	$91,076(3)	$334,248
	2014	$250,000	—	$83,182	—	$333,182
Prateek Kumar, Senior Vice President, Sales and Account Management	2015	$253,000	—	$—	$999(5)	$253,999
	2014	$210,000	—	$95,163	—	$305,161

(1)
This column represents payments earned under the Majesco Variable Pay Plan 1.

(2)
This amount represents: (i) a cash payment for accrued vacation time in the amount of  $30,962 and (ii) the amount Mr. Chitale recognized as income upon the exercise of options for shares of Mastek stock, consisting of the difference between the exercise price of the options and the market price of Mastek stock at the time of exercise.

(3)
This amount represents: (i) a cash payment for accrued vacation time in the amount of  $39,808; (ii) a severance payment in the amount of  $50,417; and (iii) Majesco’s contributions to Mr. Stockwell’s account under its 401(k) plan in the amount of  $851.

(4)
Mr. Kumar’s annual base salary was $200,000 as of April 2013, the beginning of Majesco’s fiscal year 2014. Mr. Kumar’s annual base salary was changed to $220,000 as of October 2013.

(5)
This amount represents Majesco’s contributions to Mr. Kumar’s account under its 401(k) plan.

Executive Employment Agreements
We have entered into the following employment agreements with our executive officers, including our Named Executive Officers:
Ketan Mehta
Majesco entered into an employment letter agreement with Mr. Ketan Mehta as of September 4, 2013, pursuant to which he is currently paid an annual base salary of  $350,000 for serving as President and CEO of Majesco and its North American subsidiaries. In addition, Mr. Mehta is eligible for a cash bonus at the discretion of the board of directors of Majesco. In addition, it is expected that Mr. Mehta will be awarded up to 166,667 options exercisable for common stock of Majesco (after giving effect to the Majesco Reverse Stock Split) following consummation of the Merger. The agreement may be terminated by either party upon six months’ notice. In the event the agreement is terminated by Majesco, Mr. Mehta will be entitled to notice pay, which would be equivalent to six months of his annual base salary.
The agreement contains certain confidentiality obligations and restrictive covenants, including covenants not to compete with Majesco or its affiliates by soliciting customers, prospective customers or strategic partners of Majesco or soliciting persons who are or were within one year prior to such solicitation employees or independent contractors of Majesco. Such restrictive covenants remain in effect for a period of one year following Mr. Mehta’s separation of employment with Majesco for any reason.
Farid Kazani
Mr. Kazani entered into an employment agreement with Mastek effective as of June 1, 2015 until May 31, 2018. Under this agreement, he is paid by Mastek an annual base salary (excluding contributions to the Provident Fund and the Superannuation Plan) of 3,000,000 Rupees (approximately $48,000 as of June 8, 2015) for serving as Managing Director of Mastek. Mr. Kazani is eligible for grants of stock and stock options in Mastek as determined by the Compensation Committee of Mastek. Mr. Kazani also receives a house, travel and other allowances, and, at his option, use of a company car. He is also entitled to an annual cash incentive payment of up to 30% of his annual gross salary (including base salary, allowances, Provident Fund and Superannuation contributions) under the Mastek variable pay plan. Mr. Kazani is entitled for payment of Gratuity upon any separation of employment from Mastek, subject to completion of 5 years of continuous service with Mastek, under India’s Payment of Gratuity Act 1972. Mr. Kazani’s employment may be terminated by Mastek by giving three months’ written notice and payment of six months of severance. In case of termination by Mr. Kazani, he will be entitled to three months’ salary or shall give a three months’ notice. Mr. Kazani does not receive any remuneration from Majesco or its subsidiaries for his services to Majesco and its subsidiaries.
William Freitag
Majesco entered into an employment agreement with Mr. Freitag, effective January 1, 2015, in connection with the consummation of the acquisition of the insurance business of Agile Technologies, LLC. Pursuant to the employment agreement, Mr. Freitag is currently paid at an annual base rate of salary of  $325,000 for services provided as Executive Vice President. Mr. Freitag is also entitled to a bonus at the discretion of the Chief Executive Officer. Mr. Freitag will also be eligible to receive equity incentives under Majesco’s or its parent’s equity incentive plans. The term of his employment agreement will expire on January 1, 2018, subject to automatic renewal for successive periods of one year unless either party delivers to the other written notice of non-renewal at least 60 days before the applicable renewal date.
In the event that prior to January 1, 2018, Mr. Freitag’s employment is terminated by Majesco without cause, or by Mr. Freitag for good reason, Majesco will be required to make a severance payment to Mr. Freitag equal to an amount determined by (i) dividing Mr. Freitag’s highest annual base salary over the past 12 months by twelve (12) to determine his “monthly salary,” and then (ii) multiplying such monthly salary by the number of full and partial months (pro-rated for partial months) remaining in the period following the Termination Date to January 1, 2018, if any, in connection with Mr. Freitag’s execution of a release. No severance is payable if Mr. Freitag is terminated for cause or resigns without good reason or if the agreement is not renewed at the end of its term. In addition, Mr. Freitag will be prohibited from competing with Majesco or soliciting its employees or clients within the geographic area set forth in the employment agreement for a period equal to the longer of  (i) the three-year period ended January 1, 2018, and (ii) the duration of Mr. Freitag’s employment with Majesco plus one year following its termination date.
Prateek Kumar
Majesco has entered into an employment letter agreement with Mr. Kumar, dated April 11, 2003. Mr. Kumar is currently paid an annual salary of  $253,000. The employment letter agreement requires Mr. Kumar to provide two weeks’ prior written notice to Majesco to terminate employment. The letter provides for a post-employment restrictive covenant not to solicit or accept business from a Majesco customer solicited or serviced by Mr. Kumar during his employment with Majesco. This restrictive covenant remains in effect for a period of 12 months following Mr. Kumar’s termination of employment with Majesco.
Chad Hersh
Majesco entered into an employment letter agreement with Mr. Hersh dated November 14, 2014, pursuant to which Mr. Hersh is paid an annual base salary of  $300,000 for services provided as Executive Vice President. In addition, Mr. Hersh is eligible for a variable bonus up to 50% of his annual base salary on the achievement of targets and to participate in Majesco’s and its parent’s equity incentive plans. The employment is “at will” and either party may terminate the employment letter agreement by providing four weeks’ notice. Mr. Hersh also signed Majesco’s standard employee invention assignment and confidentiality agreement, pursuant to which, Mr. Hersh, among other things, agreed not to (i) compete with Majesco or its affiliates by soliciting customers, prospective customers or similar counterparties of Majesco with which he was involved or assigned or learned about during his period of employment with Majesco or (ii) solicit or attempt to solicit or offer to or employ or retain as an independent contractor certain current and former employees and/or independent contractors of Majesco. These restrictive covenants remain in effect for a period of one year following Mr. Hersh’s termination of employment with Majesco for any reason.
Edward Ossie
Majesco entered into an employment letter agreement with Mr. Ossie dated December 1, 2014, pursuant to which Mr. Ossie is paid at an annual base salary of   $340,000 for his services as Majesco’s Chief Operating Officer. In addition, Mr. Ossie will be eligible for a target bonus up to 30% of his annual base salary on the achievement of targets and to participate in Majesco’s and its parent’s equity incentive plan. The employment is “at will” and either party may terminate the employment letter agreement by providing four weeks’ notice.
In the event the letter agreement is terminated by Majesco, Mr. Ossie will be entitled to receive (i) 6 months’ severance pay and benefits and (ii) vesting with respect to any granted options subject to approval by the board of directors. Mr. Ossie also signed Majesco’s standard employee invention assignment and confidentiality agreement, pursuant to which, Mr. Ossie, among other things, agreed not to (i) compete with Majesco or its affiliates by soliciting customers, prospective customers or similar counterparties of Majesco with which he was involved or assigned or learned about during his period of employment with the Company or (ii) solicit or offer to or employ or retain as an independent contractor current and certain former employees and independent contractors of Majesco. These restrictive covenants remain in effect for a period of one year following Mr. Ossie’s termination of employment with Majesco for any reason.
Lori Stanley
Majesco entered into an employment letter agreement with Mrs. Stanley dated June 29, 2011, pursuant to which Mrs. Stanley is currently paid at an annual base rate of salary of   $187,432 for services provided as General Counsel, North America, which will increase to $200,000 effective as of July 1, 2015. In addition, Mrs. Stanley is eligible for a cash bonus up to 10% of her annual base salary on the achievement of annual targets. The employment is “at will” and either party may terminate the employment letter agreement at any time. Mrs. Stanley is required to provide a minimum of two weeks written notice prior to termination.

Mrs. Stanley also signed Majesco’s standard invention assignment and confidentiality agreement, pursuant to which, Mrs. Stanley, among other things, agreed not to (i) compete with Majesco or its affiliates by soliciting customers, prospective customers or similar counterparties of Majesco with which she was involved or assigned or learned about during her period of employment with Majesco or (ii) solicit or offer to or employ or retain as an independent contractor current and certain former employees and/or independent contractors of Majesco. These restrictive covenants remain in effect for a period of one year following Mrs. Stanley’s termination of employment with Majesco for any reason.
Anil Chitale
Mr. Chitale is in an “at will” employment relationship with Majesco, pursuant to which he is currently paid an annual base salary of  $287,500. Moreover, Mr. Chitale is required, pursuant to surviving obligations under a prior employment agreement with a predecessor in interest of Majesco, among other things, during the period of his employment with Majesco and for a period of one year thereafter, not to (i) compete with Majesco, (ii) solicit any employee or consultant of Majesco who was associated with Majesco within six months prior to the termination of Mr. Chitale’s employment or (iii) solicit any supplier or customer of Majesco or any prospective customer to which Majesco has already made a sales pitch. Mr. Chitale’s employment with Majesco terminated on March 31, 2015.
Erik Stockwell
Majesco entered into an employment letter agreement with Erik Stockwell dated as of March 7, 2011, pursuant to which he was entitled to an annual base salary of  $287,500. Mr. Stockwell was required to provide a minimum of 60 days’ written notice prior to terminating the employment letter agreement. Mr. Stockwell also signed Majesco’s standard employee invention assignment and confidentiality agreement, pursuant to which, Mr. Stockwell, among other things, agreed not to (i) compete with Majesco or its affiliates by soliciting customers, prospective customers or similar counterparties of Majesco with which he was involved or assigned or learned about during his period of employment with Majesco or (ii) solicit or offer to or employ or retain as an independent contractor current and certain former employees and/or independent contractors of Majesco. These restrictive covenants remain in effect for a period of one year following Mr. Stockwell’s termination of employment with Majesco. Mr. Stockwells’s employment with Majesco terminated in December 2014.
Director Compensation
Non-employee members of the board of directors of Majesco receive $20,000 in cash annually as director compensation, payable $5,000 per quarter. Employee directors are not compensated for their services as directors of Majesco. The Chairman of the Board also receives an additional $75,000 in cash annually as director compensation due to his additional duties on the board of directors.
Following consummation of the Merger, it is expected that the non-employee members of the board of directors will receive the director fees set forth below for their services on the board of directors and its committees. The compensation set forth below is subject to final approval by the Compensation Committee of Majesco following the Merger.
•
$25,000 in cash annually as director compensation, payable $6,250 per quarter;

•
the Chairman of the Board will receive an additional $75,000 in cash annually as director compensation due to his additional duties on the board of directors;

•
$250 for each meeting of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee attended by the members of such committees; and

•
$750 for each meeting of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee attended by the Chairpersons of such committees due to their additional duties as committee chair.

In addition to this compensation, the Chairman of the board of directors will receive a grant of 83,333 options exercisable for common stock of the combined company following consummation of the Merger (after giving effect to a 6-1 reverse stock split of Majesco common stock which Majesco intends to effectuate immediately prior to consummation of the Merger (the “Majesco Reverse Stock Split”)) and each other non-employee director will receive a grant of 33,333 options exercisable for common stock of the combined company following consummation of the Merger (after giving effect to the Majesco Reverse Stock Split). These options will vest 25% annually over four years and will be issued under the Majesco 2015 Equity Incentive Plan described below.
Following the Merger, subsequent new directors on the board of the combined company will also be eligible for similar equity awards in connection with the commencement of their service.
Directors of Majesco also are, and the directors of the combined company will be, reimbursed for reasonable travel and other expenses in connection with attending meetings of the board of directors or its committees.
Employee directors will not be compensated for their services as directors of the combined company.
Director Compensation Table
The following table sets forth the compensation of Majesco’s non-employee directors for the fiscal year ended March 31, 2015.
Name	Fees earned or paid in cash	Options awards	Total
Atul Kanagat	$35,000	—(1)	$35,000
Dr. Rajendra Sisodia(2)	$35,000	—(3)	$35,000
Ashank Desai	$30,000(4)	—	$30,000
Arun Maheshwari	$25,000(5)	—	$25,000

(1)
Mr. Kanagat held, in the aggregate, 24,600 vested and unvested options for common stock of Mastek as of March 31, 2015. All such options were granted to Mr. Kanagat by Mastek for his service as a non-executive director of Mastek in 2013.

(2)
Dr. Sisodia resigned from the board of directors of Majesco on April 17, 2015.

(3)
Dr. Sisodia exercised, 26,944 options for common stock of Mastek as of March 31, 2015. All such options were granted to Dr. Sisodia by Mastek for his service as a non-executive director of Mastek in 2010.

(4)
The amount of  $30,000 represents $20,000 in director compensation received by Mr. Desai as a member of the board of directors of Majesco and $10,000 in director compensation received by Mr. Desai as a member of the board of directors of Majesco Software & Solutions.

(5)
The amount of  $25,000 represents $10,000 in director compensation received by Mr. Maheshwari as a member of the board of directors of Majesco and $15,000 in director compensation received by Mr. Desai as a member of the board of directors of Majesco Software & Solutions.

Majesco 2015 Equity Incentive Plan
In connection with the completion of the Merger, Majesco intends to establish the Majesco 2015 Equity Incentive Plan (the “2015 Plan”). The description of the 2015 Plan below is subject to the final terms of the 2015 Plan once established.
Share Reserve
Majesco intends to reserve 3,877,263 shares of common stock for issuance under the 2015 Plan, which amount includes all shares of common stock issuable pursuant to stock options and restricted stock awards issued under the Cover-All Technologies Inc. Amended and Restated 2005 Stock Incentive Plan (the “Prior Plan”). In addition, the following shares of common stock will again be available for grant or issuance under the 2015 Plan:

•
shares subject to issuance upon exercise of an option (“Option”) or stock appreciation right (“SAR”) granted under the 2015 Plan but which cease to be subject to the Option or SAR for any reason other than exercise of the Option or SAR;

•
shares subject to awards granted under the 2015 Plan that are forfeited or are repurchased by Majesco (or the combined company following the Merger) at the original issue price;

•
shares subject to awards granted under the 2015 Plan that otherwise terminate without shares being issued;

•
shares surrendered, cancelled, or exchanged for cash; and

•
shares used or withheld to pay the exercise price of an award granted under the 2015 Plan or to satisfy the tax withholding obligations related to an award granted under the 2015 Plan.

Term
The 2015 Plan will terminate ten years from the plan effective date, unless it is terminated earlier by the board of directors.
Eligibility
Employees, consultants, directors and non-employee directors of Majesco, the combined company and its parents and subsidiaries will be eligible to receive grants under the 2015 Plan, provided such person provides services to Majesco and/or its subsidiaries, as determined by the Administrator (as defined below). Incentive stock options may only be granted to employees of Majesco, the combined company and its parents and subsidiaries.
Administration
The 2015 Plan will be administered by the members of the Compensation Committee who are non-employee directors under applicable federal securities laws and are outside directors as defined under applicable federal tax laws. The full board of directors will administrate the 2015 Plan with respect to grants made to non-employee directors (as applicable, the “Administrator”). The Administrator will have the power to delegate its authority to administrate the 2015 Plan to any subcommittee consisting of one or more executive officers; provided that such delegation is permitted by law. The Administrator will have the authority to construe and interpret the 2015 Plan, grant awards and make all other determinations necessary or advisable for the administration of the 2015 Plan and the granting of awards thereunder. Awards under the 2015 Plan may be made subject to “performance factors” and other terms in order to qualify as performance based compensation for the purposes of 162(m) of the Code.
Awards and Plan Limits
The 2015 Plan will provide for the grant of Options, restricted stock awards, SARs, restricted stock units (“RSUs”), and/or performance awards (each, an “Award”) with certain limits as to the number of shares that may be awarded in one year as may be set forth in the 2015 Plan.
Awards Available for Grant under the 2015 Plan
Stock Options
The 2015 Plan will provide for the grant of incentive stock options and non-qualified options. The exercise price of each Option must be at least equal to the fair market value of our common stock on the date of grant. The exercise price of incentive stock options granted to 10% stockholders must be at least equal to 110% of that value. All Options shall be exercisable in accordance with the terms of the applicable Award agreement, which shall also state whether the Option is an incentive stock option or a non-qualified stock option. The maximum term of an Option will be determined by the Administrator on the date of grant but shall not exceed 10 years (5 years in the case of incentive stock options granted to any 10% stockholders). In the case of incentive stock options, the aggregate fair market value (determined as of the date of grant) of common stock with respect to which such incentive stock option becomes exercisable for the first time during any calendar year cannot exceed $100,000. Incentive stock options granted in excess of this limitation will be treated as non-qualified stock options.
If a participant terminates services with Majesco or the combined company (or applicable affiliates) due to death or disability, the participant’s unexercised Options may be exercised to the extent they were exercisable on the termination date, for a period of twelve months from the termination date (unless a shorter period not less than six months is set forth in the participant’s Award agreement) or until the expiration of the original Option term, if shorter. If the participant terminates employment with Majesco or the combined company (or applicable affiliates) for “Cause” (as defined in the 2015 Plan), all unexercised Options (whether vested or unvested) will terminate and be forfeited on the termination date. If the participant’s employment terminates for any other reason, any vested but unexercised Options may be exercised by the participant, to the extent exercisable at the time of termination, for a period of 90 days from the termination date (or such time as specified by the Administrator) or until the expiration of the original Option term, whichever period is shorter. Unless otherwise provided by the Compensation Committee, any Options that are not exercisable at the time of termination of employment shall terminate and be forfeited on the termination date.
Restricted Stock
A restricted stock award is a grant of our common stock subject to restrictions, as set forth in an applicable Award agreement. The price (if any) of a restricted stock award will be determined by the Administrator. Unless otherwise determined by the Administrator, vesting will cease on the date the participant no longer provides services to Majesco or the combined company (or applicable affiliates) and any unvested portion of the Award will generally be forfeited.
Stock Appreciation Rights (SARs)
SARs provide for a payment, or payments, in cash or shares of our common stock, to the holder based upon the difference between the fair market value of our common stock on the date of exercise and the stated exercise price up to a maximum amount of cash or number of shares. SARs may vest based on time or achievement of performance conditions, as set forth in an applicable Award agreement. The maximum term of a SAR is 10 years and upon termination of service the SAR would generally be subject to the same rules regarding exercise and forfeiture as are applicable to Options.
Restricted Stock Units
An RSU is an Award that covers a number of shares of our common stock that may be settled upon vesting in cash, by the issuance of the underlying shares or a combination of both. These awards are subject to forfeiture prior to settlement because of termination of employment or failure to achieve certain performance conditions, as set forth in an applicable Award agreement.
Performance Shares
A performance share is an Award which either (a) covers a number of shares of common stock or (b) provides for an amount in cash that, in either case, may be settled upon achievement of the pre-established performance conditions (subject to any equitable adjustments permitted under the 2015 Plan) in cash or by issuance of the underlying shares. These Awards are subject to forfeiture prior to settlement because of termination of employment and/or failure to achieve the performance conditions.

The performance conditions may be based on any of the following objective measures, either individually, alternatively or in any combination, as such performance condition applies to the company as a whole or any business unit or subsidiary or any combination and measured, to the extent applicable, on an absolute basis or relative to a pre-established target. Such measures are:
•
Profit before tax;

•
Billings;

•
Revenue;

•
Net revenue;

•
Earnings (which may include earnings before interest and taxes, earnings before taxes, and net earnings);

•
Operating income;

•
Operating margin;

•
Operating profit;

•
Controllable operating profit, or net operating profit;

•
Net profit;

•
Gross margin;

•
Operating expenses or operating expenses as a percentage of revenue;

•
Net income;

•
Return on equity;

•
Earnings per share;

•
Total stockholder return;

•
Market share;

•
Return on assets or net assets;

•
The company’s stock price;

•
Growth in stockholder value relative to a pre-determined index;

•
Return on invested capital;

•
Cash Flow (including free cash flow or operating cash flows);

•
Cash conversion cycle;

•
Economic value added;

•
Contract awards or backlog;

•
Overhead or other expense reduction;

•
Credit rating;

•
Strategic plan development and implementation;

•
Succession plan development and implementation;

•
Improvement in workforce diversity;

•
Customer indicators;

•
New product invention or innovation;

•
Attainment of research and development milestones;

•
Improvements in productivity;

•
Attainment of objective operating goals and employee metrics; and

•
Any other metric that is capable of measurement as determined by the Administrator.

Corporate Transaction
If Majesco or the combined company experiences a “Corporate Transaction” (as defined in the 2015 Plan), the Administrator may take any of the following actions without the need for consent from any participant:
•
Cause any or all outstanding Awards to become vested and immediately exercisable (as applicable), in whole or in part;

•
Cause any outstanding Option to become fully vested and immediately exercisable for a reasonable period in advance of the Corporate Transaction and, cancel any unexercised portion of the Option upon closing of the Corporate Transaction;

•
Cancel any Award in exchange for a substitute award;

•
Redeem any restricted stock or RSU for cash and/or other substitute consideration on the date of the Corporate Transaction;

•
Cancel any Option in exchange for cash and/or other substitute consideration; and/or

•
Take such other action as the Administrator shall determine to be reasonable under the circumstances.

Additional Provisions
Awards granted under the 2015 Plan may not be transferred in any manner other than by will or by the laws of descent and distribution, or as determined by the Administrator. The board of directors may amend, suspend or terminate the 2015 Plan and the Compensation Committee may amend any outstanding Award at any time; provided, however, that no such amendment or termination may adversely affect Awards then outstanding without the holder’s permission. No Award shall become exercisable, no shares of common stock shall be issued, no certificates for shares of common stock shall be delivered and no payment shall be made under the 2015 Plan except in compliance with all applicable laws.
Majesco does not intend to issue any Awards under the 2015 Plan prior to consummation of the Merger.
Majesco Limited Equity Plan
As part of the Merger, every option holder in Mastek will be entitled to an equal number of options in Majesco Limited. To implement this, Majesco Limited intends to establish the Employee Stock Option Scheme of Majesco Limited – Plan I (the “Majesco Limited Equity Plan”), in accordance with applicable laws, in which all eligible employees and directors of Majesco Limited and all its affiliates will be entitled to participate. A summary of the material terms of the Majesco Limited Equity Plan is set forth below.
The purpose of the Majesco Limited Equity Plan is to encourage ownership of Majesco Limited’s equity by its eligible employees and directors and the eligible employees and directors of Majesco Limited’s affiliates (each, an “Eligible Participant”), thus enabling Majesco Limited to attract and retain the best available talent to contribute to the growth of Majesco Limited and its affiliates. It is expected that the Majesco Limited Equity Plan will be approved by Majesco Limited’s shareholders following the consummation of the Merger.
The only award that may be made under the Majesco Limited Equity Plan is the grant of options. An option grant under the Majesco Limited Equity Plan provides a recipient with the right to purchase a stated number of shares of common stock of Majesco Limited at a set price. The maximum number of shares of Majesco Limited common stock that may be issued with respect to options granted under the Majesco Limited Equity Plan is 8,000,000. Shares of Majesco Limited common stock subject to options that expire unexercised or are otherwise forfeited shall again be available for grant under the Majesco Limited Equity Plan.
The Majesco Limited Equity Plan will be administered by the compensation committee of the board of directors of Majesco Limited. Such compensation committee will determine:
a.
The number of options to be granted to an Eligible Participant;

b.
The exercise price of an option;

c.
The vesting and exercise period of an option;

d.
The time period within which a vested option must be exercised following the holder’s cessation from service;

e.
The prescribing, amending and rescinding of regulations relating to the Majesco Limited Equity Plan; and

f.
The construing and interpreting the terms of the Majesco Limited Equity Plan and options granted pursuant to the Majesco Limited Equity Plan.

Additionally, in the event of corporate actions such as rights issues, bonus issues, Merger, deMerger, amalgamation, sale of division, or business transfer or other similar corporate transaction or event that affects the common stock of Majesco Limited, the compensation committee of Majesco Limited shall make appropriate adjustment in the number and kind of shares authorized by the Majesco Limited Equity Plan and covered under outstanding options as it determines appropriate and equitable (such that the total value of such outstanding options remains the same following the corporate action).
All such decisions, determinations and interpretations of the compensation committee of Majesco Limited will be made in its sole discretion and will be final and binding on option holders.
The maximum number of shares of Majesco Limited common stock underlying options granted to an Eligible Participant will be decided by the compensation committee of Majesco Limited, subject to Securities and Exchange Board of India Employee Stock Option Scheme Guidelines.
An option holder may exercise an option by providing Majesco Limited with written notice and full payment of the exercise price of the option, including any applicable taxes. An option holder may exercise the vested options in whole or in part at any time during the exercise period. The vesting period of the options shall be a minimum of 1 year from the date of the grant and may be extended up to 4 years from the date of the grant. Unless otherwise specified in the Majesco Limited Equity Plan or individual award agreement, an option not exercised within 7 years of its vesting date will be forfeited.
Until shares subject to an option are issued, the option holder will have no rights as a shareholder with respect to the shares underlying the option, including no right to vote or receive dividends on such underlying shares.
If an option holder ceases service with Majesco Limited or its affiliates due to death or disability, unvested options will become fully vested.
If an option holder ceases service with Majesco Limited or its affiliates due to permanent incapacity, such person’s unvested options will become fully vested in him of the day of such permanent incapacitation.
If an option holder ceases services with Majesco Limited as a result of the disability, as determined by the board of directors/compensation committee, the option holder may exercise his or her option within such period of time as is specified in the letter of grant (but in no event later than the expiration of the exercise period of such option as set forth in the letter of grant).
Unless otherwise provided, upon any other termination of service, the option holder’s unvested options will be forfeited as of the date of cessation. Unless otherwise provided above, any vested but unexercised option that remains outstanding after the option holder’s termination of service with Majesco Limited or its affiliates must be exercised within 15 days of such termination (3 months if such termination is due to death or disability). Any option that is not exercised timely will be forfeited.
No option granted under the Majesco Limited Equity Plan is transferable or assignable by the option holder to any person nor may the option be pledged, hypothecated, mortgaged or otherwise alienated in any other manner. Only the option holder granted shall be entitled to exercise an option during the holder’s lifetime.
All tax liability arising on account of an option grant, conversion into shares, or transfer of shares to the option holder shall be that of the option holder alone and such holder will indemnify Majesco Limited to the extent any income tax is levied against Majesco Limited or its affiliates. Majesco Limited shall have the right to withhold or otherwise recover any such applicable taxes from the option holder.
The Majesco Limited Equity Plan shall be subject to all applicable laws, rules, and regulations and to such approvals by any governmental agencies as required. The compensation committee of Majesco Limited may amend, alter, suspend or terminate the Majesco Limited Equity Plan at any time (subject to any applicable required governmental or shareholder approval requirements), provided that such action is not, in any manner, detrimental to the interests of any outstanding option holder.
Majesco Variable Compensation Plan
Following the completion of the Merger, Majesco intends to establish a variable compensation plan for its officers and employees.

Majesco Performance Bonus Plan
In connection with the completion of the Merger, Majesco intends to establish the Majesco Performance Bonus Plan (the “Performance Bonus Plan”). The Performance Bonus Plan will be administered by the Compensation Committee. The purpose of the Performance Bonus Plan will be to benefit and advance the interests of the combined company, by rewarding selected employees of the combined company and its affiliates for their contributions to the combined company’s financial success and thereby motivate them to continue to make such contributions in the future by granting performance-based awards that are fully tax deductible to the combined company. A summary of the material terms of the Performance Bonus Plan is described below. The description of the Performance Bonus Plan below is subject to the final terms of the Performance Bonus Plan once established.
Background
Section 162(m) of the Code disallows a deduction to the combined company for any compensation paid to certain Named Executive Officers in excess of  $1 million per year, subject to certain exceptions. Among other exceptions, the deduction limit does not apply to compensation that meets the specified requirements for “performance-based compensation.” In general, those requirements include the establishment of objective performance goals for the payment of such compensation by a committee of the board of directors composed solely of two or more outside directors, shareholder approval of the material terms of such compensation prior to payment, and certification by such committee that the performance goals for the payment of such compensation have been achieved.
Administration
Subject to the other provisions of the Performance Bonus Plan, the Compensation Committee has the authority to administer, interpret and apply the Performance Bonus Plan, including the authority to select the employees (including employees who are directors) to participate in the Performance Bonus Plan, to establish the performance goals, to determine the amount of incentive compensation bonus payable to any participant, to determine the terms and conditions of any such incentive opportunity, to make all determinations and take all other actions necessary or appropriate for proper administration and operation of the Performance Bonus Plan and to establish and amend rules and regulations relating to the Performance Bonus Plan.
The Compensation Committee may also delegate to one or more of the combined company’s executive officers the authority to administer the Performance Bonus Plan with respect to any participants who are not subject to Section 162(m) of the Code.
Eligibility
The Named Executive Officers and such other of the combined company’s employees as selected by the Compensation Committee are eligible to participate in the Performance Bonus Plan. The maximum amount of the incentive compensation bonuses payable to any participant under the Performance Bonus Plan in, or in respect of, any single fiscal year shall not exceed $5,000,000. All incentive compensation bonuses paid pursuant to the Performance Bonus Plan will be paid in cash.
Bonus Opportunity and Performance Goals
Bonuses may be payable to a participant as a result of the satisfaction of performance goals in respect of any performance period determined by the Compensation Committee; provided that, to the extent a participant would be subject to Section 162(m) of the Code, the performance goals will be set in accordance with the regulations under Section 162(m) of the Code. Performance goals, which may vary among and between participants, may include objectives stated with respect to the combined company, an affiliated company or a relevant business unit and such objectives are limited to one or more of the following:
•
Profit before tax;

•
Billings;

•
Revenue;

•
Net revenue;

•
Earnings (which may include earnings before interest and taxes, earnings before taxes, and net earnings);

•
Operating income;

•
Operating margin;

•
Operating profit;

•
Controllable operating profit, or net operating profit;

•
Net profit;

•
Gross margin;

•
Operating expenses or operating expenses as a percentage of revenue;

•
Net income;

•
Earnings per share;

•
Total stockholder return;

•
Market share;

•
Return on assets or net assets;

•
The combined company’s stock price;

•
Growth in stockholder value relative to a pre-determined index;

•
Return on equity;

•
Return on invested capital;

•
Cash flow (including free cash flow or operating cash flows);

•
Cash conversion cycle;

•
Economic value added;

•
Contract awards or backlog;

•
Overhead or other expense reduction;

•
Credit rating;

•
Strategic plan development and implementation;

•
Succession plan development and implementation;

•
Improvement in workforce diversity;

•
Customer indicators;

•
New product invention or innovation;

•
Attainment of research and development milestones;

•
Improvements in productivity;

•
Attainment of objective operating goals and employee metrics;

•
Any other similar metric that is capable of measurement as determined by the Compensation Committee; and

•
Any combination of the foregoing.

The Compensation Committee shall provide a threshold level of performance below which no incentive compensation bonus will be paid, as well as a maximum level of performance above which no additional incentive compensation bonus will be paid. It also may provide for the payment of differing amounts for different levels of performance, determined with regard either to a fixed monetary amount or a percentage of the participant’s base salary. The Compensation Committee shall make such adjustments, to the extent it deems appropriate, to established performance goals and performance thresholds to compensate for, or to reflect, any material changes which may have occurred due to an Extraordinary Event (as defined below); provided, however, that no such adjustment may be made unless such adjustment would be permissible under Section 162(m) of the Code with respect to bonuses for participants who are subject to Section 162(m) of the Code. Accordingly, an “Extraordinary Event” under the Performance Bonus Plan is defined as follows:
•
material changes in accounting practices, tax laws, other laws or regulations;

•
material changes in the combined company’s financial structure;

•
an acquisition or disposition of a relevant business unit; or

•
unusual circumstances outside of management’s control which, in the sole judgment of the Compensation Committee, alters or affects (i) the computation of such established performance goals and performance thresholds, (ii) the combined company’s performance or (iii) the performance of a relevant business unit.

As soon as practicable after the end of each performance period, but before any incentive compensation bonuses are paid to the participants under the Performance Bonus Plan, the Compensation Committee will certify in writing (i) whether the performance goal(s) were attained and (ii) the amount of the incentive compensation bonus payable to each participant based upon the attainment of such specified performance goals. The Compensation Committee also may reduce, eliminate, or, with respect only to participants who are not subject to Section 162(m) of the Code, increase the amount of any incentive compensation bonus of any participant at any time prior to payment thereof, based on such criteria as the Compensation Committee shall determine, including but not limited to individual merit and attainment of, or the failure to attain, specified personal goals established by the Compensation Committee. Under no circumstances, however, may the Compensation Committee, with respect solely to a participant who is subject to Section 162(m) of the Code, (a) increase the amount of the incentive compensation otherwise payable to such participant beyond the amount originally established by the Compensation Committee, (b) waive the attainment of the performance goals established and applicable to such participant’s incentive compensation or (c) otherwise exercise its discretion so as to cause any incentive compensation bonus payable to such participant to not qualify as “performance-based compensation” under Section 162(m) of the Code.
All amounts due under the Performance Bonus Plan shall be paid within 2 1∕2 months of the end of the year in which such incentive compensation is no longer subject to a risk of forfeiture. The board of directors, without the consent of any participant, may amend or terminate the Performance Bonus Plan at any time. However, no amendment that would require the consent of the shareholders pursuant to Section 162(m) of the Code shall be effective without such consent.
No awards have yet been made under the Performance Bonus Plan.
Majesco Employee Stock Purchase Plan
Following the completion of the Merger, Majesco intends to establish the Majesco Employee Stock Purchase Plan, or the ESPP. The ESPP is intended to be qualified under Section 423 of the Code. If a plan is qualified under Section 423, employees who participate in the plan enjoy certain tax advantages, as described below. A summary of the material terms of the ESPP is described below. The description of the ESPP is subject to the final terms of the ESPP once established.
The ESPP will allow employees to purchase shares of our common stock at a discount, without being subject to tax until they sell the shares, and without having to pay any brokerage commissions with respect to the purchases.
The purpose of the ESPP is to encourage the purchase of common stock by our employees, to provide employees with a personal stake in our business and to help us retain our employees by providing a long range inducement for such employee to remain in our employ.
Shares Subject to the ESPP
The ESPP provides employees with the right to purchase shares of common stock through payroll deductions. The total of number shares available for purchase under the ESPP will be 2,000,000.
Administration
The ESPP will be administered by the board of directors, which may delegate responsibility for administration to a committee of the board. Subject to the terms of the ESPP, the board of directors (or committee, if applicable) will have authority to interpret the ESPP, prescribe, amend and rescind rules and regulations relating to it and make all other determinations deemed necessary or advisable in administering the ESPP.
Eligibility
The ESPP will set forth eligibility criteria for employees participating in the ESPP and certain contribution limitations.
Participation in the ESPP
Stock will be available to be purchased every six months. Eligible employees may elect to participate in the ESPP during an offering period which starts on each January 1 and July 1 and ends on each June 30 and December 31, respectively. Shares will be purchased on the last business day in the period ending on June 30 and December 31, as applicable. The purchase price per share will be 85% of the fair market value per share on the applicable purchase date.

An eligible employee who wishes to participate in the ESPP must file an election form with the plan administrator prior to the applicable offering period beginning each January 1 or July 1. Each participant will have payroll deductions made from his or her compensation on each regular payday during the time he or she is a participant in the ESPP. All payroll deductions will be credited to the participant’s account under the ESPP. A participant who is on an approved leave of absence may authorize continuing payroll deductions through the earlier of the next offering period end date or the 90th day of such approved leave of absence.
If the total number of shares for which purchase rights are exercised at the end of an offering period exceeds the maximum number of shares available under the ESPP, the board of directors (or committee, if applicable) will make a pro rata allocation of shares available for delivery and distribution. The unapplied account balances will be returned to the participants, without interest, as soon as practicable following the end of the offering period.
A participant may discontinue his or her participation in the ESPP at any time, but no other change can be made during an offering period. A participant may change the amount of payroll deductions for subsequent offerings by giving timely written notice of such change to the plan administrator prior to the beginning of an offering period.
A participant may elect to withdraw all, but not less than all, of the balance credited to the participant’s account by providing a timely termination form to the plan administrator prior to the end of an offering period. All amounts credited to such participant’s account shall be paid as soon as practicable following receipt of the participant’s termination form, and no further payroll deductions will be made with respect to the participant.
If a participant’s employment terminates for any reason other than death, all amounts credited to such participant’s account will be returned to the participant, prior to the purchase of shares for such period. If a participant’s employment terminates due to death or the participant dies after termination of employment but before the participant’s account has been returned, all amounts credited to such participant’s account will be returned to the participant’s beneficiary or other successor-in-interest.
Shares purchased under the ESPP will be issued from our authorized but unissued or reacquired shares, including shares purchased on the open market. We will pay all fees and expenses incurred, excluding individual federal, state, local or other taxes, in connection with the ESPP.
An employee’s rights under the ESPP belong to the employee alone and may not be transferred or assigned to any other person during the employee’s lifetime.
Certain Tax Effects of Plan Participation
The following summary is intended only as a guide to the current U.S. federal income tax consequences of participation under the ESPP and does not purport to address all of the federal or other tax consequences that may be applicable to any particular participant. Participants are urged to consult with their personal tax advisors concerning the application of the principles discussed below to their own situations and the application of state and local laws.
The ESPP will not be subject to either the Employee Retirement Income Security Act of 1974 or Section 401(a) of the Code.
Amounts deducted from a participant’s pay under the ESPP will be part of a participant’s regular compensation and remain subject to federal, state and local income and employment taxes. A participant in the ESPP will not be subject to federal income tax when the participant elects to participate in the ESPP or when the participant purchases shares under the ESPP. Instead, the participant will become subject to tax upon the earlier of the following: (1) the year in which the participant makes a sale or other disposition of the shares; or (2) the year of the participant’s death if the participant has not made a sale or other disposition of the shares. The rules for determining the amount of taxable ordinary income (as opposed to capital gain) to be reported in the participant’s federal income tax return for that year are summarized below.

Generally, in order to meet the requirements for beneficial tax treatment under Section 423 of the Code, a participant must not dispose of shares within two years after the date such shares were transferred to the participant under the ESPP. If the participant disposes of the shares after the expiration of this required holding period, at the time of disposition of the shares, the participant must include in ordinary taxable income the lesser of: (1) the purchase price discount and (2) the entire gain on the sale. Any balance is taxable at long-term capital gain rates. If the participant disposes of the shares before the expiration of the required holding period, he or she must include the purchase price discount as ordinary taxable income at the time of disposition of the shares. This amount must be reported as ordinary income even if the participant made no profit or realized a loss on the sale of the shares or gave them away as a gift. Any additional gain (or loss) on the sale of the of shares is taxable as either long-term or short-term capital gain (or loss), as the case may be.
When the participant reports ordinary income as described above, the amount so reported is added to the purchase price of the shares and this sum becomes his or her “basis” for the shares for the purpose of determining capital gain or loss on a sale or exchange of the shares. There are special rules regarding the tax basis of a person who is given the shares by the participant and the tax basis of the participant’s estate for shares acquired by it as a result of his or her death. We will not generally be entitled to a deduction with respect to shares purchased under the ESPP; however, if the participant must report ordinary income because of a disposition of shares purchased under the ESPP prior to the expiration of the required holding period, we will be entitled to a deduction from our income in an amount equal to the ordinary income the participant reports.
Amendment and Termination of the ESPP
The board of directors (or committee, if applicable) will have the right to amend, modify or terminate the ESPP at any time without notice, provided that upon any termination, all shares or unapplied payroll deductions will be distributed to participants, and provided further, that no amendment will affect the right of a participant to receive his or her proportionate interest in the shares or unapplied payroll deductions. We may seek shareholder approval of an amendment to the ESPP if such approval is determined to be required by or advisable under the Code, the rules of any stock exchange or system on which the shares are listed or other applicable law or regulation.
401(k) Plan and Other Employee Benefits
Majesco maintains a Section 401(k) retirement savings plan (the “401(k) Plan”) for all full-time employees, including executive officers, who are 21 years of age or older. Employees are permitted to contribute up to 75.0% of their eligible pay, subject to maximum amounts allowed under law (this maximum contribution percentage was also in effect during fiscal year 2014). On April 1, 2014, Majesco implemented an employer matching contribution with respect to employee contributions made under the 401(k) Plan. The employer matching contribution offered is 25% on the first 4% of the employee compensation deferred. Prior to that date, the 401(k) Plan did not feature an employer matching contribution. The employer matching contribution is subject to annual review and determination in Majesco’s discretion.
Majesco also contributes to medical, disability and other standard insurance plans for all full-time employees, including executive officers.
Other Pension and Retirement and Benefit Plans
Majesco pays contributions to a defined contribution pension scheme covering Majesco employees. The assets of the scheme are held separately from those of Majesco in an independently administered fund.
Senior employees of Majesco’s Indian subsidiaries entity are entitled to superannuation, a defined contribution plan (the “Superannuation Plan”). Majesco makes a yearly contribution to the Superannuation Plan, which is administered and managed by the Life Insurance Corporation of India based on a specified percentage (presently at 12.5% to 15% depending on the grade of the employee) of each covered employee’s basic salary. For more information about Majesco’s pension and other benefit plans, see “Majesco’s Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations.”

Mastek Compensation
For Majesco’s fiscal year ended March 31, 2015, Messrs. Chitale and Kumar were eligible to receive annual variable pay (“Variable Pay”) in the form of a cash incentive payment under Mastek’s Variable Pay Plan 1, effective April 1, 2014 (the “Variable Pay Plan”), as further described below.
Under the Variable Pay Plan, entitlement to Variable Pay is capped at 15% of annual base salary, including for Messrs. Chitale and Kumar.
For the fiscal year ended March 31, 2015, entitlement to Variable Pay was based 50-50 on the percentage achievement of   (i) Company profit before tax targets and (ii) gross margins before tax of the North American business unit targets. For officers tagged only to corporate functions, Variable Pay was based solely on the percentage achievement of Company profit before tax targets.
Variable Pay entitlement starts only when at least 90% of the applicable target is achieved. Once the 90% target is achieved, Variable Pay entitlement is as follows:
•
from 90% up to less than 95%, the individual is entitled to a Variable Pay entitlement of 25%;

•
from 95% to less than 100%, the individual is entitled to a Variable Pay entitlement of 50%; and

•
above 100%, the individual is entitled to a Variable Pay entitlement of 100% (or 15% of the individual’s base salary).

The annual Variable Pay target for each of Messrs. Chitale and Kumar for Majesco’s fiscal year ended March 31, 2015 expressed as a percentage of each such Named Executive Officer’s base salary for the period, was 15%. Because the relevant targets were not met for our fiscal year ended March 31, 2015 were not met, none of Messrs. Chitale and Kumar received Variable Pay in our fiscal year ended March 31, 2015.
Outstanding Equity Awards at Fiscal Year-End
The table below sets forth information regarding outstanding equity awards held by our Named Executive Officers as of March 31, 2015. These equity awards were issued to these officers by Mastek under the Mastek Employee Stock Option Scheme in effect as of the time of grant and relate to shares of Mastek common equity. All equity awards granted to Mr. Stockwell expired unexercised following the termination of his employment. Mr. Chitale exercised all his vested equity awards prior to the effectiveness of the termination of his employment on March 31, 2015.
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)(2)	Option Expiration Date
Prateek Kumar	3750	—	$5.50	October 13, 2018(3)
	3750	—	5.50	October 13, 2019(3)
	3750	—	5.50	October 13, 2020(3)
	3750	—	5.50	October 13, 2021(3)
	2500	—	$2.83	April 14, 2019(4)
	2500	—	2.83	April 14, 2020(4)
	2500	—	2.83	April 14, 2021(4)
	—	2500	2.83	April 14, 2022(4)
	10000	—	$1.95	June 29, 2020(5)
	10000	—	1.95	June 29, 2021(5)
	—	10000	1.95	June 29, 2022(5)
	—	10000	1.95	June 29, 2023(5)

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)(2)	Option Expiration Date
	—	20000	$3.03	May 23, 2022(6)
	—	20000	3.03	May 23, 2023(6)
	—	20000	3.03	May 23, 2024(6)
	—	20000	3.03	May 23, 2025(6)
	—	7,192	$0.08	May 23, 2022(6)
	—	7,192	0.08	May 23, 2023(6)
	—	7,193	0.08	May 23, 2024(6)
	—	7,193	0.08	May 23, 2025(6)

(1)
Option awards shown in this column vested or will vest 25% per year on the first through the fourth anniversaries of the grant date.

(2)
All exercise prices are indicated in United States dollars.

(3)
The grant date of the option awards expiring on this date was October 13, 2010.

(4)
The grant date of the option awards expiring on this date was April 14, 2011.

(5)
The grant date of the option awards expiring on this date was June 29, 2012.

(6)
The grant date of the option awards expiring on this date was May 29, 2014.

Compensation Committee Interlocks and Insider Participation
During Majesco’s fiscal year ended March 31, 2015, Majesco’s board of directors did not have a compensation committee or other board committee performing similar functions. During such fiscal year, decisions with respect to the compensation of Mr. Ketan Mehta, Majesco’s President and Chief Executive Officer, were made by Majesco’s board of directors. No officers, former officers or employees of Majesco, with the exception of Anil Chitale, who was then an executive officer and employee of Majesco, in his capacity as a member of Majesco’s board of directors, participated in the deliberations concerning Mr. Mehta’s compensation. Decisions with respect to the compensation of executive officers other than Mr. Mehta were made by Mr. Mehta in his capacity as President and Chief Executive Officer.
During Majesco’s fiscal year ended March 31, 2015, Mr. Mehta served as a director of Mastek and as a member of the Nomination and Remuneration Committee of Mastek’s board of directors. Anil Chitale, a member of Majesco’s board of directors, served as an executive officer of Mastek during such period. Mr. Chitale’s employment with Majesco terminated on March 31, 2015.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of June 19, 2015, regarding the beneficial ownership of Majesco common stock by (i) each person known by the Majesco board of directors to own beneficially 5% or more of the outstanding shares of Majesco common stock, (ii) each director of Majesco, (iii) Majesco’s Named Executive Officers who remained executive officers as of such date, and (iv) all of Majesco’s directors and executive officers as a group. Information with respect to beneficial ownership is based solely on a review of Majesco’s capital stock transfer records.
Percentage of beneficial ownership is based on 183,450,000 shares of Majesco common stock that were outstanding as of June 19, 2015 (which do not give effect to the proposed Majesco Reverse Stock Split). For purposes of this Annual Report on Form 10-K, beneficial ownership of such Majesco shares has been determined consistent with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to those securities, and includes shares of Majesco common stock issuable pursuant to the exercise of stock options or other securities that are exercisable or convertible into shares of Majesco common stock within 60 days. Options to purchase shares of Majesco common stock that are exercisable within 60 days are considered beneficially owned by the person holding such options for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the beneficial ownership of any other person. Unless otherwise indicated, to Majesco’s knowledge, the persons or entities identified in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.
Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock
Five percent or more beneficial owners
Majesco Limited(1)	153,180,750	83.5%
MNDC, MBP-P136, 136A, Mahape, Navi Mumbai 400 710, India
Mastek Limited(2)	30,269,250	16.5%
Unit 106, SDF 4, SEEPZ, Andheri (East) Mumbai 400 096, India
Named Executive Officers and Directors
Ketan Mehta(1)	—	—
Prateek Kumar	—	—
Arun K. Maheshwari	—	—
Ashank Desai(1)	—	—
Atul Kanagat	—	—
All executive officers and directors as a group (10 persons)	—	—

(1)
Majesco Limited is a public limited company in the process of being listed in India following its recent spun-off from Mastek in the Majesco Reorganization. Approximately 49.56% of the total capitalization of Majesco Limited is held by public shareholders, while approximately 50.44% is held by individual promoters of Mastek and their family members as follows: (i) Sudhakar Ram: 13.41%; (ii) Ashank Desai: 14.94%; (iii) Ketan Mehta: 13.18%; and (iv) Radhakrishnan Sundar: 8.91%. No promoter, individually or with his family, holds the power to vote or dispose of the shares of Majesco owned by Majesco Limited or control over Majesco Limited.

(2)
Mastek is publicly traded company in India. Approximately 49.56% of the total capitalization of Mastek is held by public shareholders, while approximately 50.44% is held by individual promoters of Mastek and their family members as follows: (i) Sudhakar Ram: 13.41%; (ii) Ashank Desai: 14.94%; (iii) Ketan Mehta: 13.18%; and (iv) Radhakrishnan Sundar: 8.91%. No promoter, individually or with his family, holds the power to vote or dispose of the shares of Majesco owned by Mastek or control over Mastek. Mastek’s interest in Majesco is held indirectly through Mastek’s wholly owned subsidiary Mastek (UK) Ltd.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Composition of the Board and Director Independence
The board of directors of Majesco is currently comprised of six directors. Following the completion of the Merger, Majesco is expected to have an initial six-member board of directors, four of whom are current directors of Majesco or Mastek, and two of whom are current directors of Cover-All. These individuals are expected to be:  (i) Arun K. Maheshwari (Chairman), (ii) Earl Gallegos (Vice Chairman), (iii) Ketan Mehta, (iv) Sudhakar Ram, (v) Atul Kanagat and (vi) Steven R. Isaac. Messrs. Gallegos and Isaac are currently directors of Cover-All, while the remaining four directors are currently directors or officers of Majesco or Mastek. The board of directors of Majesco has determined that the following four directors will qualify as independent within the meaning of the listing standards of the NYSE MKT following completion of the Merger: Arun K. Maheshwari, Earl Gallegos, Steven R. Isaac and Atul Kanagat.
The board of directors of Majesco considered the following relationships in connection with these independence determinations. None of the relationships described below were considered material relationships that impacted or would impact the applicable director’s independence.
•
Service on Advisory Board.   The Majesco board considered the fact that, prior to his appointment to Majesco’s board of directors, Dr. Maheshwari served as a member of the board of advisors of Majesco from 2011 to 2014 and received compensation for his service on the board of advisors in an amount commensurate with that received by other members of Majesco’s board of advisors. Such compensation was below the amount for which disclosure of a transaction with a related person would be required pursuant to Item 404(a) of Regulation S-K under the Securities Act for each applicable year. Dr. Maheshwari no longer serves on the board of advisors of Majesco and no longer receives compensation for his services on that board of advisors;

•
Service as Director of Controlling Shareholder.   The Majesco board considered the fact that (i) Dr. Maheshwari currently serves as a non-executive director of Mastek, including as a member of multiple committees of the board of directors of Mastek and as chairman of the Corporate Directions Committee. However, no fees or expense reimbursements have been paid to Dr. Maheshwari by Mastek since his appointment to the Mastek board of directors in 2013; (ii) Mr. Kanagat currently serves as a non-executive director of Mastek (including as Chairman of the Nomination and Remuneration Committee, and member of the Corporate Directions Committee, of Mastek), and has received fees and reimbursement of expenses related to his attendance at board meetings commensurate with the fees and entitlement to reimbursement received by other non-executive directors of Mastek; and (iii) Mr. Kanagat provided services as a consultant for Majesco from July 2011 to May 2012 but these services were terminated three years ago and Mr. Kanagat’s compensation for such services was below the amount for which disclosure would be required pursuant to Item 404(a) of Regulation S-K under the Securities Act.

•
Immaterial Compensation Paid to Family Member.   The Majesco board considered the fact that Rita Kanagat, daughter of Mr. Kanagat, was employed from June 2013 to June 2014 by Majesco Software & Solutions, and, from July 2014 to May 7, 2015, provided services to Majesco as a consultant. Such compensation is below the amount for which disclosure of a transaction with a related person would be required pursuant to Item 404(a) of Regulation S-K under the Securities Act for each applicable year. Ms. Kanagat’s consulting agreement terminated on May 7, 2015 and she is no longer compensated by Majesco or its affiliates.

The combined company will qualify as a “controlled company” as defined in Section 801(a) of the NYSE MKT Company Guide, because more than 50% of the voting power of the combined company, in aggregate, will be controlled by Majesco Limited. As a “controlled company,” under the NYSE MKT rules, the combined company may, and intends to elect following the Merger, to exempt itself from the following corporate governance requirements:
•
the requirement that a majority of the board of directors consist of independent directors;

•
the requirement that the combined company have a nominating committee that is composed entirely of independent directors;

•
the requirement that the combined company have a compensation committee that is composed entirely of independent directors; and

•
the requirement that the compensation of the chief executive officer be determined, or recommended to the board of directors for determination, either by a compensation committee comprised of independent directors or by a majority of the independent directors on the board of directors.

Related Party Transactions
The following is a description of transactions to which Majesco or its subsidiaries has been a party in its fiscal year ended March 31, 2015, in which the amount involved in the transaction exceeds $120,000, and in which any of Majesco’s directors, executive officers or owners of more than 5.0% of Majesco’s capital stock or an affiliate or immediate family member thereof  (as set forth in applicable SEC rules), had or will have a direct or indirect material interest, other than employment, compensation, termination and change in control arrangements with directors or executive officers, which are described under “— Director Compensation” and “— Executive Compensation,” respectively.
Historically, Majesco’s board of directors has reviewed, approved or ratified related person transactions. Following the completion of the Merger, the Audit Committee will be responsible for the review, approval and ratification of related person transactions.
Services
To fulfill their respective customer contract obligations, Majesco and its subsidiaries have historically contracted with Mastek and its affiliates for customer-related services under these contracts. The following table sets forth the amounts paid by Majesco and its subsidiaries for such services (U.S. Dollars) during the fiscal year ended March 31, 2015:
Payment by:	Fiscal Year Ended March 31, 2015
Majesco	$169,253
Majesco Software & Solutions	25,502,181
Majesco Canada	738,543
Majesco UK	4,638,760
Majesco Malaysia	2,946,944
Following the Majesco Reorganization, all these agreements will become intracompany agreements among Majesco and its subsidiaries and no longer be agreements with Mastek or its affiliates.
Guarantees
As of March 31, 2015, Majesco and certain of its subsidiaries are beneficiaries of corporate guarantees issued by Mastek to the following parties, which corporate guarantees currently remain in effect:
•
$5.0 million guarantee by Mastek of Majesco’s obligations under the Majesco Credit Facility with ICICI Bank;

•
$13.8 million guarantee by Mastek of Majesco Canada’s obligations under its customer contract with the Independent Order of Foresters; and

•
$2.5 million guarantee by Mastek of Majesco Thailand’s obligations under its customer contract with Ocean Life Insurance Thailand Co. Ltd.

In connection with the guarantee by Mastek of Majesco’s obligations under the Majesco Credit Facility with ICICI Bank, Mastek also entered into a subordination agreement with ICICI Bank.
Following the Majesco Reorganization, it is expected that these guarantees will be assumed by Majesco.
Facility Leases
In connection with the Majesco Reorganization, MSS India will enter into leases for facilities for its operations in Mahape, India and Pune, India, as lessee, with Majesco Limited, Majesco’s new parent company in India, as lessor. The approximate aggregate annual rent payable to Majesco Limited under the two lease agreements is expected to be $1.7 million, beginning on or about the date of the completion of the Merger.

Majesco Reorganization
In connection with the Majesco Reorganization, as of March 31, 2015, Majesco or its applicable subsidiaries have made or will make the following payments to Mastek:
•
$724,666 for the purchase of Majesco Canada in September 2014;

•
$3,476,701 for the purchase of Majesco Malaysia and its 100% owned subsidiary, Majesco Thailand, in December 2014;

•
$1,871,366 for the purchase of Mastek’s UK insurance software-related business in January 2015; and

•
$3,671,868 for the purchase of India-based offshore insurance software-related business by MSS India, following receipt of court approvals in India.

The purchase consideration for the transfer of the equity interests in Majesco Malaysia, Majesco Thailand and Majesco Canada by Mastek to Majesco was based on a discounted cash flow valuation, predicated on a valuation date of June 30, 2014. The purchase consideration for the UK insurance software business transferred to Majesco was based on a valuation using a market approach employing applicable multiple of profits. The purchase consideration for the India-based offshore insurance-related business transferred to Majesco was based on a valuation using the comparable companies market multiple method of valuation.
ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The combined financial statements of Majesco as of March 31, 2015 and 2014 and for the fiscal years then ended have been audited by MSPC Certified Public Accountants and Advisors, P.C., an independent registered public accounting firm.
The following table sets forth the aggregate fees billed by MSPC Certified Public Accountants and Advisors, P.C. for the indicated sources for each of the last two fiscal years were as follows:
Fee Category:	Fiscal Year Ended March 31, 2015	Fiscal Year Ended March 31, 2014
Audit Fees	$40,000	$79,528
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$40,000	$79,528
Audit Fees:   Consists of fees billed for professional services rendered in connection with the audit of our consolidated financial statements as of and for the years ended March 31, 2015 and 2014 and consolidated cash flows for the years then ended that are included in our registration statement on Form S-4 (File No. 333-202180) and in this Annual Report on Form 10-K during those years.
There were no audit-related, tax or other fees in the last two fiscal years.
All of the above services were approved by the board of directors of Majesco.
Following consummation of the Merger and in accordance with the Sarbanes-Oxley Act of 2002, as amended, the Audit Committee’s policy will be to pre-approve all audit and non-audit services provided by our independent registered public accounting firm. On an ongoing basis, management will define and communicate specific projects and categories of service for which the advance approval of the Audit Committee will be requested. The Audit Committee will review these requests and advise management if the Audit Committee approves the engagement of our independent registered public accounting firm for such services. The Audit Committee may also delegate authority to the Chairman of the Audit Committee, and if the Chairman of the Audit Committee is unavailable, to any other Audit Committee member, to pre-approve permitted services. Any such pre-approval will have to be reported to the Audit Committee at its next meeting.

PART IV
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)
1.   Financial Statements

See Index to our financial statements on page F-1 of this Annual Report on Form 10-K.
2.   Financial Statement Schedule
All schedules are omitted as information required is inapplicable or the information is presented in the combined financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
3.   Exhibits
The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this Annual Report on Form 10-K.

Index to Financial Statements
Majesco as of March 31, 2015, 2014 and 2013, and for the Years Ended March 31, 2015 and March 31, 2014 and the Nine Months Ended March 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders, Majesco
We have audited the accompanying combined balance sheets of Majesco (“the Company”) (a combination of subsidiaries and insurance related operations of Mastek Ltd.) as of March 31, 2015 and 2014, and the related combined statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the fiscal years ended March 31, 2015 and 2014 and the nine months ended March 31, 2013. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Majesco as of March 31, 2015 and 2014, and the results of their operations and their cash flows for the fiscal years ended March 31, 2015 and 2014 and the nine months ended March 31, 2013, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2, the accompanying combined financial statements have been derived from the consolidated financial statements and accounting records of Mastek Ltd. and include allocations of certain costs from Mastek Ltd. As a result, these allocations may not be reflective of the actual costs that would have been incurred had Majesco operated as a separate entity apart from Mastek Ltd.

Certified Public Accountants and Advisors,
A Professional Corporation
Cranford, New Jersey
June 19, 2015

Majesco

Combined Balance Sheets
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)
	March 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,262	$7,016
Short term investments	270	3,025
Restricted cash	305	301
Accounts receivables, net	7,758	9,309
Unbilled accounts receivable	5,615	7,827
Deferred income tax assets	2,168	1,120
Prepaid expenses and other current assets	2,911	2,813
Total current assets	25,289	31,411
Property and equipment, net	1,173	1,229
Intangible assets, net	3,434	1,456
Deferred income tax assets	2,182	2,441
Other assets	271	225
Goodwill	14,196	11,676
Total Assets	$46,545	$48,438
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Capital lease obligation	$17	$24
Accounts payable	442	188
Accrued expenses and other liabilities
Related Parties	3,520	9,745
Others	10,209	10,335
Deferred revenue	4,826	6,265
Total current liabilities	19,014	26,557
Capital lease obligation, net of current portion	31	43
Retirement benefit obligation	—	457
Term loan- bank	3,000	—
Others	3,944	843
Total Liabilities	$25,989	$27,900
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.002 per share – 300,000,000 shares authorized as of March 31, 2015 and 2014, 183,450,000 shares issued and outstanding as of March 31, 2015 and 2014	$367	$367
Additional paid-in capital	38,743	38,412
Accumulated deficit	(20,798)	(20,823)
Accumulated other comprehensive income	2,244	2,509
Total equity of common stockholder	20,556	20,465
Non-controlling Interest	—	73
Total stockholders’ equity	20,556	20,538
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,545	$48,438

See accompanying notes to the Combined Financial Statements.

Majesco

Combined Statements of Operations
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)
	Year ended March 31, 2015	Year ended March 31, 2014	Nine months ended March 31, 2013
Revenue	$79,282	$82,837	$68,272
Cost of revenue	48,776	45,748	41,503
Gross profit	$30,506	$37,089	$26,769
Operating expenses
Research and development expenses	$10,344	$10,102	$5,929
Selling, general and administrative expenses	21,000	22,746	19,510
Restructuring costs	1,120	—	—
Total operating expenses	$32,464	$32,848	$25,439
(Loss)/Income from operations	$(1,958)	$4,241	$1,330
Interest income	185	89	35
Interest expense	(200)	(63)	(31)
Other income (expenses),net	1,181	546	73
(Loss)/Income before provision for income taxes	$(792)	$4,813	$1,407
(Benefit)/Provision for income taxes	(141)	1,893	981
Net (Loss)/Income	$(651)	$2,920	$426
Less : Net income/(loss) attributable to Non-controlling interests	$15	$16	$(13)
Owners of the Company	(666)	2,904	439
	$(651)	$2,920	426
Earnings per share:
Basic	$(0.00)	$0.02	$0.00
Diluted	(0.00)	0.02	0.00
Weighted average number of common shares outstanding
Basic and diluted	183,450,000	183,450,000	183,450,000
See accompanying notes to the Combined Financial Statements.

Majesco

Combined Statements of Comprehensive Income
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)
	Year ended March 31, 2015	Year ended March 31, 2014	Nine months ended March 31, 2013
Net (Loss)/Income	$(651)	$2,920	$426
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(324)	(14)	44
Unrealized gains on cash flow hedges	60	877	1,244
Other comprehensive income	$(264)	$863	$1,288
Comprehensive (Loss)/Income	$(915)	$3,783	$1,714
Less: Comprehensive income attributable to the non-controlling interest	$15	$16	$(13)
Comprehensive (Loss)/Income attributable to Owners of the Company	$(930)	$3,767	$1,727

See accompanying notes to the Combined Financial Statements.

Majesco

Combined Statements of Changes in Stockholders’ Equity
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Non-controlling interests	Total Stockholders’ equity
	Shares	Amount
Balance as of July 1, 2012	183,450,000	$367	$37,768	$(24,166)	$358	$70	$14,397
Stock based compensation	—	—	323	—	—	—	323
Net income	—	—	—	439	—	(13)	426
Foreign currency translation adjustments	—	—	—	—	44	—	44
Unrealized gains on cash flow hedges	—	—	—	—	1,244	—	1,244
Balance as of March 31, 2013	183,450,000	$367	$38,091	$(23,727)	$1,646	$57	$16,434
Stock based compensation	—	—	321	—	—	—	321
Net income	—	—	—	2,904	—	16	2,920
Foreign currency translation adjustments	—	—	—	—	(14)	—	(14)
Unrealized gains on cash flow hedges	—	—	—	—	877	—	877
Balance as of March 31, 2014	183,450,000	$367	$38,412	$(20,823)	$2,509	$73	$20,538
Stock based compensation	—	—	248	—	—	—	248
Net income	—	—	—	(666)	—	15	(651)
Reorganisation	—	—	—	691	—	—	691
Foreign currency translation adjustments	—	—	—	—	(325)	—	(325)
Unrealized gains on cash flow hedges	—	—	—	—	60	—	60
Non-controlling interest bought back	—	—	83	—	—	(88)	(5)
Balance as of March 31, 2015	183,450,000	$367	$38,743	$(20,798)	$2,244	$—	$20,556

See accompanying notes to the Combined Financial Statements.

Majesco

Combined Statements of Cash Flows
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)
	Year ended March 31, 2015	Year ended March 31, 2014	Nine months ended March 31, 2013
Cash flows from operating activities
Net income	$(651)	$2,920	$426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,425	2,522	3,881
Share based payment expenses	248	321	323
Provision/(Recovery) for doubtful receivables	530	(9)	(41)
Deferred tax benefit	(877)	748	178
Changes in assets and liabilities:
Accounts receivables	2,173	2,026	5,256
Unbilled accounts receivable	2,212	(785)	1,838
Prepaid expenses and other current assets	(24)	980	149
Other assets	(48)	(129)	(62)
Accounts payable	(53)	(82)	(62)
Accrued expenses and other liabilities – Others	(1,562)	(442)	(1,787)
Deferred revenue	(1,439)	(793)	(725)
Other Liabilities	1,211	(1,423)	(1,787
Retirement benefit obligation	(457)	(810)	62
Net cash generated from operating activities	$3,688	$3,084	$7,658
Cash flows from investing activities:
Purchase of Property and equipment	$(775)	$(1,007)	$(720)
Purchase of Intangible assets	(744)	(847)	(566)
Acquistion of Agile Technologies, LLC, net of $158 cash acquired	(2,842)	—
Sale/(Purchase) of investments	2,755	(2,869)	(156)
Payment to related party	(5,907)	—
(Increase)/decrease in restricted cash	(3)	(208)	—
Net cash used in investing activities	$(7,516)	$(4,931)	$(1,442)
Cash flows from financing activities:
Payment of Capital lease obligation	$(29)	$(22)	$(10)
Receipt of Term loan	3,000	—	—
Payment for buy back of Non-controlling Interest	(5)	—	—
Net cash used in financing activities	$2,966	$(22)	$(10)
Effect of foreign exchange rate changes on cash and cash equivalents	107	(432)	187
Net (Decrease)/Increase in cash and cash equivalents	$(755)	$(2,301)	$6.393
Cash and cash equivalents, beginning of the period	7,016	9,317	2,924
Cash and cash equivalents at end of the period	$6,261	$7,016	$9,317
Supplementary disclosure of non-cash items
Cash paid for interest	$200	$64	$31
Cash paid for income taxes (net of refunds received)	1,278	2,238	596
Supplementary disclosure of non-cash items
Non-cash items – Assets acquired under Capital leases	$12	$11	$48
See accompanying notes to the Combined Financial Statements.

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)
1
DESCRIPTION OF BUSINESS

Majesco (the ‘Company’) is a global technology solutions provider focusing on meeting customer needs through the strategic application of tailored business solutions and IT services. Majesco possesses proven experience in the life and annuity and property and casualty insurance verticals. Majesco delivers solutions and IT services in core insurance areas including policy administration, product modelling, new business processing, billing, claims and producer lifecycle management and distribution.
Currently, Majesco is 100% owned (directly or indirectly) by Mastek Ltd. (‘Mastek’), a public limited company domiciled in India whose equity shares are listed on the Bombay Stock Exchange and the National Stock Exchange (India). Mastek is currently undergoing a demerger through a scheme of arrangement under India’s Companies Act, 1956 pursuant to which its insurance related business will be separated from Mastek’s non-insurance related business and insurance related operations of Mastek that were not directly owned by Majesco will be contributed to Majesco (the ‘Reorganization’). The Reorganization has been completed on June 1, 2015.
Majesco, along with its subsidiaries, have operations in North America, Canada, the United Kingdom, Malaysia and Thailand. Post reorganization, India operations will be included in Majesco. In connection with the demerger all of Mastek Limited’s equity ownership interest in Majesco will be transferred to a newly formed publicly traded company in India (named Majesco Limited) owned by shareholders of Mastek Limited.
Merger with Cover-All Technologies Inc.
On December 14, 2014, Majesco has entered into a definitive merger agreement with Cover-All Technologies Inc. (‘Cover-All’), an insurance software company listed on NYSE MKT, in a 100% stock-for-stock transaction, pursuant to which Cover-All’s stockholders and the holders of its options and restricted stock units will receive 16.5% of the outstanding shares of common stock of the combined company with Majesco as the surviving entity.
The registration statement filled has been declared effective by the Securities and Exchange Commission. Necessary approval from Honorable High Courts has been obtained and the said reorganization has been completed. As a result, the meeting of shareholders of Cover-All to approve the merger is expected to be held on June 22, 2015 and Majesco expects that the merger will be consummated shortly thereafter. Majesco common stock would be listed on the NYSE MKT. Both companies will continue to operate as independent entities until the closure of the merger.
2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation
The combined financial statements have been prepared on a ‘carve-out’ basis (assuming the Reorganization had been effected as of July 1, 2012) and are derived from the historical consolidated financial statements and accounting records of Mastek. All material inter-company balances and transactions have been eliminated on combination. The combined financial statements reflect the Group’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). The combined Balance Sheet, combined Statement of Operations and combined Statement of cash flows of the Group may not be indicative of the Group had it been a separate operation during the periods presented, nor are the results stated herein indicative of what the Group’s financial position, results of operations and cash flows may be in the future.
These combined financial statements include assets and liabilities that are specifically identifiable or have been allocated to the Group. Costs directly related to the Group have been included in the accompanying financial statements. The Group receives service and support functions from Mastek. The

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

costs associated with these support functions have been allocated relative to Mastek in its entirety, which is considered to be the most meaningful under the circumstances. The costs were allocated to the Group using various allocation inputs, such as head count, services rendered, and assets assigned to the Group. These allocated costs are primarily related to corporate administrative expenses, employee related costs, including gratuity and other benefits, and corporate and shared employees. The corporate expenses of Mastek Limited allocated to the Group amounted to $4,657, $5,423 and $4,605 for the year ended March 31, 2015, March 31, 2014 and the nine months ended March 31, 2013, respectively.
The Group considers the expense allocation methodology and results to be reasonable for all periods presented. These allocations may not be indicative of the actual expenses the Group may have incurred as a separate independent public company during the periods presented nor are these costs indicative of what the Group will incur in the future.
Mastek maintains benefit and stock-based compensation programs at the parent company level. To the extent that Group employees participate in these programs, the Group was allocated a portion of the associated expenses and estimated net benefit plan obligation. However, the Combined Balance Sheets do not include any Mastek outstanding equity related to the stock-based compensation programs.
Historically, Mastek has been providing the Group with financing, cash management and other treasury services. Most of the inter-company payable and receivable has been assumed to be settled, except in case of non-availability of cash at the year end in a specific entity. The Group’s acquisition costs for the insurance related businesses of Mastek under the Reorganization has been reflected under ‘Accrued expenses and other liabilities — Related Parties’ and ‘Other liabilities — Related Parties’ in the Balance Sheet as of March 31, 2015 and 2014, respectively, until such costs have been actually settled.
b. Use of estimates
The preparation of the combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities as of the date of the financial statements, and the reported amount of revenues and expenses during the reported period.
Significant estimates used in preparing these combined financial statements include revenue recognition based on the percentage of completion method of accounting for fixed bid contracts applied to the expected contract cost to be incurred to complete various engagements, allowances for doubtful debts, provisions for losses on uncompleted contracts, valuation allowances for deferred taxes, identification and measurement of unrecognized tax benefit, provision for uncertain tax positions, future obligations under employee benefit plans, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, allocation of purchase price in business combinations, useful lives and residual value of property and equipments and intangible assets, valuation of derivative financial instruments, goodwill, contingent liabilities and assumptions used in valuing stock-based compensation expense.
Although the Group regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Group bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the existing circumstances. Actual results may differ from management’s estimates if these results differ from historical experience or other assumptions do not turn out to be substantially accurate, even if such assumptions were reasonable when made.
c. Foreign Currency Translation
The functional currency of the Company is the US dollar. However, Indian Rupee, Great Britain Pounds, US Dollars, Malaysian Ringgit, Thai Baht and Canadian dollar are the functional currencies for

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

the Group entities located in India, the UK, the US, Malaysia, Thailand, and Canada, respectively. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as a part of Accumulated other comprehensive income, a separate component of Stockholders’ equity.
Transactions in foreign currency are recorded at the exchange rate prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currency are expressed in functional currency at the exchange rates in effect at the balance sheet date. Non-Monetary assets and liabilities denominated in foreign currency are expressed in functional currency at the historical exchange rates. Gains/(losses) resulting from foreign currency transactions amounting to $187, $257, $(33) for the years ended March 31, 2015, March 31, 2014 and March 31, 2013 are included in the Combined Statement of operations under the head Other income (expenses), net.
d. Cash and cash equivalents, investments and restricted cash
Cash and cash equivalents are comprised of cash and highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at amortized cost, which approximates their fair value due to the short maturity of the investments.
The Group’s short-term investment portfolio is comprised primarily of time deposits. Time deposits with banks are valued at amortized cost, which approximates their fair value.
Interest income is recognized over time on a proportionate basis.
Cash and claims to cash that are restricted as to withdrawal or use in the ordinary course of business are disclosed separately as restricted cash, unless they are to be utilized for other than current operations in which case they will be separately classified as noncurrent assets.
e. Property and equipment
Property and equipment are stated at actual cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives. The cost and the accumulated depreciation for premises and equipment sold, retired or otherwise disposed off are removed from the stated values and the resulting gains and losses are included in the combined Statement of Operations. Maintenance and repairs are charged to combined Statement of Operations when incurred. Advance paid towards acquisition of long-lived assets and cost of assets not put to use before the balance sheet date are disclosed under the caption “capital work in progress”.
The estimated useful lives of assets are as follows:
Owned Buildings	25 – 30 years
Leasehold Improvements	5 years or over the primary period of lease whichever is less
Computers	2 years
Plant and Equipment	2 – 5 years
Furniture and Fixtures	5 years
Vehicles	5 years
Office Equipment	2 – 5 years
f. Goodwill and other intangible assets
Goodwill represents the cost of the acquired businesses in excess of the estimated fair value of assets acquired, identifiable intangible assets and liabilities assumed. Goodwill is not amortized but is tested for

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

impairment at the reporting unit level at least annually or as circumstances warrant. If impairment is indicated and the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, then goodwill is written-down. There are no indefinite-lived intangible assets.
Intangible assets other than goodwill are amortized over their estimated useful lives on a straight line basis. The estimated useful life of an identifiable intangible asset is based on a number of factors, including the effects of obsolescence, demand, competition, the level of maintenance expenditures required to obtain the expected future cash flows from the asset and other economic factors (such as the stability of the industry, known technological advances, etc.).
The estimated useful lives of intangible assets are as follows:
Non-compete agreements	3 years
Leasehold benefit	7 years
Internal-use Software	1 – 5 years
Customer Contracts	1 year
Customer Relationships	6 years
g. Software Development Costs
The costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. In certain situations in which technological feasibility is established by completing a working model, substantially all development costs could be expensed when costs qualifying for capitalization are not material. Current engineering costs related to routine updates, customer support issues, and other modifications that do not extend the life or improve the marketability of the existing software are expensed as incurred.
h. Impairment of long-lived assets and intangible assets
The Group reviews long-lived assets and certain identifiable intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During this review, the Group re-evaluates the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. If impairment exists, the Group would adjust the carrying value of the asset to fair value, generally determined by a discounted cash flow analysis.
i. Concentration of Credit Risk
Financial instruments that potentially subject the Group to concentrations of credit risk consist of cash and cash equivalents, time deposits, derivative financial instruments and accounts receivables. The Group maintains its cash and cash equivalents, time deposits, derivative financial instruments with banks having good reputation, good past track record, and who meet the minimum threshold requirements under the counterparty risk assessment process, and reviews their credit-worthiness on a periodic basis. Accounts receivables of the Group are typically unsecured. As there is no independent credit rating of the customer available with the Group, Management reviews the creditworthiness of customers based on their financial position, past experience and other factors. The Group entities perform ongoing credit evaluations of their customers’ financial condition and monitor the creditworthiness of their customers to which they grants

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

credit terms in the normal course of business. Refer note 20 on ’Segment information’ for details relating to customers with revenue that accounted for 10% or more of total revenue and their outstanding total accounts receivables and unbilled accounts receivable as of March 31, 2015 and 2014.
j. Accounts receivables and allowance for accounts receivables
Accounts receivables are recorded at invoiced amounts, net of the Group’s estimated allowances for doubtful accounts. The Group performs ongoing credit evaluations of its customers. Allowance for doubtful receivables is established in amounts considered to be appropriate based primarily upon write-off history, historical collections experience, aging analysis and management’s specific evaluation of potential losses in the outstanding receivable balances. There is judgment involved with estimating the Group’s allowance for doubtful accounts and if the financial condition of its customers were to deteriorate, resulting in their inability to make the required payments, the Group may be required to record additional allowances or charges against revenues. The Group writes-off accounts receivables against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. Amounts recovered, if any from such debtors written off are accounted on receipt basis and disclosed as Other income. The Group’s accounts receivables are not collateralized by any security.
k. Revenue recognition
Revenues are recognized when all of the following general revenue recognition criteria are met:
•
Persuasive evidence of an arrangement exists:   Evidence of an arrangement consists of a written contract signed by both the customer and management prior to the end of the reporting period.

•
Delivery or performance has occurred:   The Group’s software product has met the milestones contained in the software development contract, professional services are rendered, and any customer acceptance provisions have been satisfied.

•
Fees are fixed or determinable:   Fees from customer arrangements are generally at a contractually fixed price or based upon agreed upon time and material rates.

•
Collectability is probable:   Collectability is assessed on a customer-by-customer basis, based primarily on creditworthiness as determined by credit checks and analysis, as well as customer payment history. If it is determined prior to revenue recognition that collection of an arrangement fee is not probable, revenues are deferred until collection becomes probable or cash is collected, assuming all other revenue recognition criteria are satisfied.

License revenues are not accounted separately from software services revenues as professional services are essential to the software functionality and include significant modification or customization to or development of the underlying software code. Since these software arrangements do not qualify as a separate unit of accounting, the software license revenues are recognized using the percentage of completion method. When contracts contain multiple software and software-related elements (for example, software license, maintenance and professional services) wherein Vendor-Specific Objective (‘VSOE’) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method”. VSOE of fair value for post-contract customer support services is established by a stated renewal rates charged in stand-alone sales. VSOE of fair value of hosting services is based upon stand-alone sales of those services.
Time and Material Contracts — Professional services revenue consists primarily of revenue received for assisting with the development, implementation of our software, on-site support, and other professional consulting services. In determining whether professional services revenue should be accounted as the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

implementation services, which typically do involve significant customization to or development of the underlying software code; and whether milestones or acceptance criteria exist that affect the realization of the services rendered. Substantially all of our professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Payments received in advance of rendering professional services are deferred and recognized when the related services are performed. Work performed and expenses incurred in advance of invoicing are recorded as unbilled receivables. These amounts are billed in the subsequent month.
Fixed Price Contracts — For arrangements that do not qualify for separate accounting for the license and professional services revenues, including arrangements that involve significant modification or customization of the software, that include milestones or customer specific acceptance criteria that may affect collection of the software license fees or where payment for the software license is tied to the performance of professional services, software license revenue is generally recognized together with the professional services revenue using the percentage-of-completion method. Under the percentage-of completion method, revenue recognized is equal to the ratio of costs expended to date to the anticipated total contract costs, based on current estimates of costs to complete the project. If there are milestones or acceptance provisions associated with the contract, the revenue recognized will not exceed the most recent milestone achieved or acceptance obtained. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized in the current period.
We also enter into multiple element revenue arrangements in which a customer may purchase a combination of a software license, hosting services, maintenance, and professional services. For multiple element arrangements that contain non-software related elements, for example our hosting services, we allocate revenue to each element based upon VSOE of the undelivered elements, we account for the delivered elements in accordance with the with the “Residual Method”. VSOE of fair value for the hosting, maintenance, and other post-contract customer support services (‘PCS’) is established by a stated renewal rate charged in stand-alone renewals of each type of PCS.
Revenue is shown net of applicable service tax, sales tax, value added tax and other applicable taxes. The Group has accounted for reimbursements received for out of pocket expenses incurred as revenues in the combined Statement of Operations.
l. Employee benefits
i)
Provident Fund and other contribution plans:   In accordance with Indian law, all employees in India are entitled to receive benefits under the ‘Provident Fund’, which is a defined contribution plan. Both, the employee and the employer make monthly contributions to the plan at a predetermined rate (presently at 12%) of the employees’ basic salary. These contributions are made to the fund which is administered and managed by the Government of India. The Group also provides for defined contribution plans in accordance with the local laws of its Group entities. The Group’s monthly contributions to all of the above mentioned plans are charged to Combined Statement of Operations in the year they are incurred and there are no further obligations under the plan beyond those monthly contributions. The Group contributed $921, $911 and $722 towards such Provident Fund and other contribution plans during the year ended March 31, 2015 March 31, 2014, and the nine months ended March 31, 2013, respectively.

ii)
Superannuation Plan:   The senior employees of the Indian Group entity are entitled to superannuation, a defined contribution plan (the ‘Superannuation Plan’). The Group makes a

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

yearly contribution to both superannuation plan administered and managed by Life Insurance Corporation of India (LIC) based on a specified percentage (presently at 12.5% to 15% depending on the grade of the employee) of each covered employee’s basic salary. The Group contributed $31, $29 and $22 towards the Superannuation Plan maintained by LIC during the year ended March 31, 2015, March 31, 2014, and the nine months ended March 31, 2013 respectively.
iii)
Pension Commitments:   The Group pays contributions to a defined contribution pension scheme for the Company and its subsidiaries. The assets of the scheme are held separately from those of the Group in an independently administered fund. The pension cost charge represents contributions payable by the Group to the fund and amounted to $33, $41 and $35 for the year ended March 31, 2015, March 31, 2014, and the nine months ended March 31, 2013 respectively.

iv)
Gratuity Plan:   The Group provides for gratuity obligation, a defined benefit retirement plan (the “Gratuity Plan”) covering all employees in India, when the terms of employment so provide. The Gratuity Plan provides a lump sum payment to vested employees at retirement or termination of employment based on the respective employee’s salary and the years of employment with the Group. The Group determines its liability towards the Gratuity Plan on the basis of actuarial valuation. Actuarial gains and losses arising from experience adjustments, and changes in actuarial assumptions are recognized immediately in the combined Statement of Operations as income or expense. These obligations are valued by independent qualified actuaries.

v)
Leave encashment:   Leave encashment benefit comprises of encashment of leave balances is recognised using accrual method.

m. Financing costs
We amortize financing costs and premiums, and accrete discounts, over the remaining life of the related debt using the effective interest amortization method. The expense is included in “Interest expense” in our Statements of operations. We record discounts or premiums as a direct deduction from, or addition to, the amount of the related borrowing.
n. Stock-based compensation
Stock-based compensation represents the cost related to stock-based awards granted to employees. The Group measures stock-based compensation costs at the grant date, based on the estimated fair value of the award and recognizes the cost on a straight-line basis (net of estimated forfeitures) over the employee requisite service period for the entire award. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from the original estimates. The Group estimates the fair value of stock options using a Black-Scholes valuation model. The cost is recorded in Cost of revenues, Selling, general and administrative expenses and Research and development expenses in the combined Statement of Operations based on the employees’ respective function.
o. Advertising and Sales commission costs
Advertising and promotion related expenses are charged to the combined Statement of Operations in the period incurred. Advertising expense for the year ended March 31, 2015, March 31, 2014 and for the nine months ended March 31, 2013 was approximately $1,196, $323 and $285, respectively.
Sales commissions are recognized as an expense when earned by the sales representative, generally occurring at the time the customer order is signed.
p. Derivative Instruments
All derivative instruments are recorded in the combined Balance Sheet as either an asset or liability at their fair value. The Group normally enters into foreign exchange forward contracts and par forward

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

contracts where the counter party is generally a bank, to mitigate its foreign currency risk on foreign currency denominated inter-company balances. For derivative financial instruments to qualify for hedge accounting, the following criteria must be met: (1) the hedging instrument must be designated as a hedge; (2) the hedged exposure must be specifically identifiable and expose the Group to risk; and (3) it is expected that a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure will have a high degree of correlation. The changes in the Group’s derivatives’ fair values are recognized in combined Statement of Operations unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as hedges).
For items to which hedge accounting is applied, the Group records the effective portion of derivative financial instruments that are designated as cash flow hedges in Accumulated other comprehensive income, a separate component of Stockholders’ equity, and an amount is reclassified out of accumulated other comprehensive income into earnings to offset the earnings impact that is attributable to the risk being hedged. Any ineffectiveness or excluded portion of a designated cash flow hedge is recognized in the combined statement of operations. The related cash flow impacts of derivative activities are reflected as cash flows from operating activities.
Hedge accounting is discontinued when the hedging instrument expires or is sold, terminated, or exercised, or no longer qualifies for hedge accounting. At that time for forecasted transactions, any cumulative gain or loss on the hedging instrument recognised in shareholders’ funds is retained there until the forecasted transaction occurs. If a hedged transaction is no longer expected to occur, the net cumulative gain or loss recognised in hedging reserve is transferred to the Statement of Operations for the year.
For derivative financial instruments that do not qualify for hedge accounting, realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in Other Income/(Expenses).
The fair value of derivatives expiring within 12 months is classified as current assets or liabilities, and of those with longer maturity is classified as non-current assets or liabilities.
q. Income taxes
Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect the tax effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. The effect on deferred tax assets and liabilities of a change in enacted tax rates is recognized in the combined Statement of Operations in the year of change.
Valuation allowances are recognized to reduce deferred tax assets to the amount that will more likely than not be realized. In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. When the Group changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made.
The Group recognizes tax liabilities when, despite the Group’s belief that its tax return positions are supportable, the Group believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. To the extent that new information becomes available which causes the Group to change its judgment regarding the adequacy of existing tax liabilities, such changes to tax liabilities will impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense.

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

r. Business combination
The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows,and estimates made by management. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred. The cost of an acquisition also includes the fair value of any contingent consideration. Any subsequent changes to the fair value of contingent consideration classified as liabilities are recognized in the Statement of operations.
s. Earnings per share
Basic and diluted earnings/(losses) per share are computed as net income/(loss) divided by the weighted-average number of common shares outstanding for the period.
3
RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in this update provide clarification regarding the release of a cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance became effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods for public companies and will be effective for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods for private companies. The Company’s current accounting policies comply with this guidance; accordingly the Company does not expect the amendment will have a material impact to its combined Balance Sheet or combined Statement of Operations.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update provide guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The guidance became effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods for public companies and will be effective for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods for private companies. The guidance will be applied prospectively for the year ended March 31, 2016 and interim periods of this year. The Group does not expect the amendment will have a material impact to its Combined Balance Sheet or Combined Statement of Operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which, when effective, will supersede the guidance in former ASC 605, Revenue Recognition. The new guidance requires entities to recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

3
RECENT ACCOUNTING PRONOUNCEMENTS continued

for those goods or services. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within that year for public companies and effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018 for private companies. Early adoption is not permitted. The Company will adopt this standard for the year ended March 31, 2019 and interim periods of the year ended March 31, 2020. The Group is currently evaluating the impact of this standard on its Combined Balance Sheet or Combined Statement of Operations.
Emerging growth company
The Group is an “emerging growth company” under the federal securities laws and are subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Group has taken the advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company accounting standards effective dates.
4
FAIR VALUE OF FINANCIAL INSTRUMENTS

The Group’s financial instruments consist primarily of cash and cash equivalents, short term investments in time deposits, restricted cash, derivative financial instruments, accounts receivables, unbilled accounts receivable, accounts payable, contingent consideration liability and accrued liabilities. The carrying amount of cash and cash equivalents, short term investments in time deposits, restricted cash, accounts receivables, unbilled accounts receivable, accounts payable and accrued liabilities as of the reporting date approximates their fair market value due to their relatively short period of time of original maturity tenure of these instruments.
Basis of Fair Value Measurement
Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The current accounting guidance for fair value measurements defines a three-level valuation hierarchy for disclosures as follows:
Level 1:
Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:
Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

4
FAIR VALUE OF FINANCIAL INSTRUMENTS continued

Level 3:
Unobservable inputs that are supported by little or no market activity, which require the Group to develop its own assumptions.The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of March 31, 2015 and 2014:

	As of March 31,
	2015	2014
Assets
Level 2
Derivative financial instruments (included in the following line items in the Combined balance sheet)
Other assets	$28	$132
Other liabilities	(15)	(2)
Prepaid expenses and other current assets	545	607
Accrued expenses and other liabilities	(13)	(294)
	$545	$443
Level 3
Contingent consideration
Other liabilities	$(989)	$(228)
Accrued expenses and other liabilities	(723)	(400)
	$(1,712)	$(628)
Total	$(1,167)	$(185)

The following table presents the change in level 3 instruments:
	As of March 31,
	2015	2014	2013
Opening balance	$(628)	$(924)	$(1,084)
Additions	(1,610)	—	—
Total (Losses)/gains recognized in Statement of Operations	(526)	(52)	22
Settlements	—	348	138
Closing balance	$(1,712)	$(628)	$(924)

Contingent consideration pertaining to the acquisition of Agile Technologies, LLC (‘Agile’) as at March 31, 2015 and SEG Software, LLC (“SEG”) as at March 31, 2014 have been classified under level 3 as the fair valuation of such contingent consideration has been done using one or more of the significant inputs which are not based on observable market data.
The fair value of the contingent consideration was estimated using a discounted cash flow technique with significant inputs that are not observable in the market. The significant inputs not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of SEG and Agile during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the asset purchase agreement (the “SEG Agreement”) dated November 30, 2010 and the asset purchase agreement (the “Agile Agreement”) dated December 12, 2014 respectively. The amount of total gains/(losses) included

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

4
FAIR VALUE OF FINANCIAL INSTRUMENTS continued

in Statement of Operations that is attributable to change in fair value of contingent consideration arising from acquisition of SEG were $628, $ (52) and $22 for the year ended March 31, 2015, March 31, 2014, and the nine months ended March 31, 2013 respectively and the total (losses)/gains attributable to contingent consideration payable for acquisition of Agile were $(102) for the year ended March 31, 2015.
The fair value of Derivative financial instruments is determined based on observable market inputs and valuation models. The Derivative financial instruments are valued based on valuations received from the relevant counter-party (i.e., bank). The fair value of the foreign exchange forward contract and foreign exchange par forward contract has been determined as the difference between the forward rate on reporting date and the forward rate on the original transaction, multiplied by the transaction’s notional amount (with currency matching).
5
PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	As of March 31,
	2015	2014
Leasehold improvements	$13	$18
Computers	3,907	3,809
Plant and Equipment	2,878	3,056
Furniture and Fixtures	3,179	3,144
Vehicles	83	112
Office Equipment	618	605
Total	$10,678	$10,744
Less: Accumulated depreciation	(9,505)	(9,515)
Property and Equipment, net	$1,173	$1,229

As of March 31, 2015 and 2014, the Group has hypothecated assets with net carrying value amounting to $45 and $73, respectively. Depreciation expense was $859, $967 and $873 for the year ended March 31, 2015, March 31, 2014, and the nine months ended March 31, 2013 respectively.
6
INTANGIBLE ASSETS

Intangible assets consist of the following:
	Weighted Average amortisation period (in years)	As of March 31, 2015			As of March 31, 2014
		Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Customer contracts	1	$540	(132)	408	$—	—	—
Customer relationships	6	2,260	(94)	2,166
Leasehold benefit	7	1,085	(1,085)	—	1,085	(943)	142
Non-compete agreements	3	—	—	—	134	(134)	—
Software	3	5,553	(4,693)	860	4,931	(3,617)	1,314
Total	4	$9,438	(6,003)	3,434	$6,150	(4,694)	1,456

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

6
INTANGIBLE ASSETS continued

All the intangible assets have finite lives and as such are subject to amortization. Amortization expense was $1,566 $1,555 and $3,008 for the year ended March 31, 2015 ,March 31, 2014, and the nine months ended March 31, 2013 respectively.
The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows:
Year ended March 31,	Future Amortisation
2016	$1,620
2017	389
2018	387
2019	378
2020	377
Thereafter	283
Total	$3,434

7
ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL DEBTS

	As of March 31,
	2015	2014
Customers (trade)	$8,322	$9,607
Less: Allowance for doubtful receivables	(564)	(298)
Accounts receivables	$7,758	$9,309

The Group’s credit period for its customers generally ranges from 30 – 45 days. The Group has collectively and individually evaluated full amount of Accounts Receivables for collectibility.
	As of March 31,
	2015	2014	2013
Opening balance	$298	$314	$353
Current period provision	450	61	140
Reversals during current period	(110)	(70)	(181)
Foreign currency translation adjustments	(74)	(7)	2
Closing balance	$564	$298	$314

The Group entities perform ongoing credit evaluations of their customers’ financial condition and monitor the credit worthiness of their customers to which they grant credit terms in the normal course of business. Thus it considers certain factors like historical experience and use management judgment in assessing credit quality.

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

8
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:
	As of March 31,
	2015	2014
Prepaid expenses	$636	$597
Advance for expenses	459	423
Loans and advance to employees	73	128
Loans and advances to related parties	—	200
Derivative financial instruments	545	607
Advance tax	1,067	967
Other advances and receivables	131	91
Total	$2,911	$3,013
Less: Allowance for doubtful loan	—	(200)
Total	$2,911	$2,813

Advance for expenses includes foreign currency advances, travel advances and advances to suppliers. Other advances and receivables mainly include amount recoverable from statutory authorities and miscellaneous advances.
The Group had provided advances of  $Nil and $ 200 to another body corporate as of March 31, 2015 and 2014, respectively which became non-collectible and as a result, such advances were impaired by creating an allowance for doubtful loan and written down to $Nil and $Nil as of March 31, 2015 and 2014, respectively.
9
CAPITAL LEASE OBLIGATIONS

The Group leases vehicles under capital leases which are stated at the present value of the minimum lease payments. The gross stated amounts for such capital leases are $74 and $112 and related accumulated depreciation recorded under capital leases are $29 and $39, respectively as of March 31, 2015 and 2014. At the termination of the leases, the Group has an option to receive title to the assets at no cost or for a nominal payment.
Depreciation expenses in respects of assets held under capital leases was $19, $22 and $11 for the year ended March 31, 2015, March 31, 2014, and the nine months ended March 31, 2013 respectively.
The following is a schedule of the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of March 31, 2015.
Year ended March 31,	Amount
2016	$23
2017	24
2018	8
2019	3
2020	—
Total minimum lease payments	$58
Less: Interest portion	10
Present value of net minimum capital leases payments	$48

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

10
BORROWINGS

Bank borrowing
The Company has taken a loan of  $3,000 in February 2015. The loan is taken to refinance the upfront cash payment made by Majesco related to acquisition of Agile. The loan is expected to be repaid over a period of 3 years. The loan will bear interest at LIBOR + 2.75% and guarantee fees of  .95% p.a. Interest rate as on March 31, 2015 was 3.15%. The interest is payable half yearly at the end of the half year except for the first installment which is deposited in advance. The loan has a roll over option at the end of tenor subject to renewal of stand by letter of credit and re-negotiation of interest rate. The bank has right to vary the margin over LIBOR if in its reasonable opinion it perceives a change in risk associated with the facility and/or there are breach in terms of the agreement.
The aggregate amounts of payments of term loan year on year are as follows:
	2015 – 16	2016 – 17	2017 – 18	Total
Maturities of Debt	—	750	2,250	3,000
Total transaction cost incurred for the term loan amounted to $104.
LINE OF CREDIT
On 18 November 2014, the Company entered into a secured revolving working capital line of credit facility under which the maximum borrowing limit is $5,000. Interest rate on the said credit facility is three-month LIBOR plus 350 basis points. The said credit facility is guaranteed by Mastek, subject to the terms and conditions set forth in the guarantee. The agreement expires on November 11, 2015. As of March 31, 2015, the Company had $1,470 of borrowings outstanding under this credit facility.
11
ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:
	As of March 31,
	2015	2014
Accrued expenses	$3,935	$3,174
Payable to related parties as reorganization consideration	3,520	9,745
Statutory payments	236	145
Provision for taxation	890	1,137
Leave encashment	1,054	1,960
Derivative financial instruments	15	294
Others	4,079	3,625
Accrued expenses and other liabilities	$13,729	$20,080

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

12
DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information of fair values of derivative financial instruments:
	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of March 31, 2015
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$28	$545	$13	$15
Total	$28	$545	$13	$15
As of March 31, 2014
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$132	$599	$2	$242
Foreign exchange par forward contracts	—	—	—	52
	$132	$599	$2	$294
Not designated as hedging instruments
Foreign exchange forward contracts	$—	$8	$—	$—
	$—	$8	$—	$—
Total	$132	$607	$2	$294

*
The noncurrent and current portions of derivative assets are included in ‘Other assets’ and ‘Prepaid expenses and other current assets’, respectively and of derivative liabilities are included in ‘Other liabilities’ and ‘Accrued expenses and other liabilities’, respectively in the Combined Balance Sheet.

Cash Flow Hedges and Other derivatives
The Group uses foreign currency forward contracts and par forward contracts to hedge its risks associated with foreign currency fluctuations relating to certain commitments and forecasted transactions. The Group designates these hedging instruments as cash flow hedges. The use of hedging instruments is governed by the policies of the Group which are approved by its Board of Directors.
Derivative financial instruments entered into by the Group that are not designated as hedging instruments in hedge relationships are classified in Financial instruments at fair value through profit or loss.
The aggregate contracted USD principal amounts of the Group’s foreign exchange forward contracts (sell) and par forward contracts (sell) outstanding as of March 31, 2015 amounted to $22,980 and $NIL and as of March 31, 2014 amounted to $23,560 and $250, respectively. The aggregate contracted CAD principal amounts of the Group’s foreign exchange forward contracts (sell) outstanding as of March 31, 2015 and 2014 amounted to CAD NIL and CAD 250,000. The outstanding forward contracts as of March 31, 2015 mature between 1 month to 23 months. As of March 31, 2015, the Group estimates that $350, net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.
The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.
The following table provides information of the amounts of pre-tax gains/(losses) recognised in and reclassified from AOCI of derivative instruments designated as cash flow hedges:

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

12
DERIVATIVE FINANCIAL INSTRUMENTS continued

	Amount of Gain/(Loss) recognised in AOCI (effective portion)	Amount of Gain/(Loss) reclassified from AOCI to Statement of Operations (Revenue)
For the year ended March 31, 2015
Foreign exchange forward contracts	$633	$543
Total	$633	$543
For the year ended March 31, 2014
Foreign exchange forward contracts	$(17)	$(378)
Foreign exchange par forward contracts	(825)	(1,793)
Total	$(842)	$(2,171)
For the nine months ended March 31, 2013
Foreign exchange forward contracts	$270	$(2)
Foreign exchange par forward contracts	$937	$(675)
Total	$1,207	$(677)

The following table provides information of the amounts of pre-tax gains/(losses) associated with the change in fair value of derivative instruments not designated as hedges and ineffective portion of derivative instruments designated as hedges recognised in ‘Other income (expenses), net’ in the Combined Statements of Operations:
	Derivative instruments not designated as hedges	Derivative instruments designated as hedges (ineffective portion)
For the year ended March 31, 2015
Foreign exchange forward contracts	$—	$—
Foreign exchange par forward contracts	—	—
Total	$—	$—
For the year ended March 31, 2014
Foreign exchange forward contracts	$7	$—
Foreign exchange par forward contracts	—	(21)
Total	$7	$(21)
For the nine months ended March 31, 2013
Foreign exchange forward contracts	$(9)	$—
Foreign exchange par forward contracts	—	(55)
Total	$(9)	$(55)

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

13
RETIREMENT BENEFIT OBLIGATION — GRATUITY

Employees of the Group participate in a gratuity employee benefit plan sponsored by Mastek Limited, which is a defined benefit plan. In India, gratuity is governed by the Payment of Gratuity Act, 1972. This plan is accounted for as multi-employer benefit plan in these combined financial statements and, accordingly, our Combined Balance Sheets do not reflect any assets or liabilities related to these plans. Our Combined Statements of Operations includes expense allocations for these benefits. We consider the expense allocation methodology and results to be reasonable for all periods presented.
Plan information is as follows:
Legal name of the plan: Mastek Ltd Employees’ Group Gratuity Assurance Scheme (C. A.)
	Year ended March 31, 2015	Year ended March 31, 2014	Nine Months ended March 31, 2013
Group’s Total Contributions to plan	$1,420	$701	$569
	$1,420	$701	$569

Total plan assets and actuarial present value of accumulated plan benefits are as follows:
	As of March 31,
	2015	2014
Total plan assets	$6,054	$3,600
Actuarial present value of accumulated plan benefits	5,591	4,509
Total contributions received by the plan from all employers (for the period ended)	2,648	1,384
14
ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component was as follows:
	Year ended March 31, 2015			Year ended March 31, 2014			Nine months ended March 31, 2013
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$2,209	—	2,209	$2,223	—	2,223	$2,179	—	2,179
Change in foreign currency translation adjustments	(325)	—	(325)	(14)	—	(14)	44	—	44
Closing balance	$1,884	—	1,884	$2,209	—	2,209	$2,223	—	2,223
Unrealized gains/(losses) on cash flow hedges
Opening balance	$455	(155)	300	$(874)	297	(577)	$(2,758)	938	(1,820)
Unrealized gains/(losses) on cash flow hedges	633	(215)	418	(842)	286	(556)	1,207	(411)	796
Reclassified to Revenue	(543)	185	(358)	2,171	(738)	1,433	677	(230)	447
Net change	$90	(30)	60	$1,329	(452)	877	$1,884	(641)	1,243
Closing balance	$545	(185)	360	$455	(155)	300	$(874)	297	(577)

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

15
INCOME TAXES

	Year ended March 31, 2015	Year ended March 31, 2014	Nine months ended March 31, 2013
United States	$(3,351)	$2,954	$1,461
Foreign	2,559	1,859	(54)
(Loss) / Income before provision for income taxes	$(792)	$4,813	$1,407

The Group’s (provision)/benefit for income taxes consists of the following:
	Year ended March 31, 2015	Year ended March 31, 2014	Nine months ended March 31, 2013
Current:
U.S. Federal and state	$142	$995	$1,509
Foreign	1,004	189	94
Total current	$1,146	$1,184	$1,603
Prior Period – Current Tax:
U.S. Federal and state	$(410)	$(39)	$(800)
Total Prior Period – Current Tax	$(410)	$(39)	$(800)
Deferred:
U.S. Federal and state	$(1,326)	$350	$202
Foreign	449	398	(24)
Total deferred	$(877)	$748	$178
Provision for income taxes recognized in Statement of Operations	$(141)	$1,893	$981

The total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 39.3% as follows:
	Year ended March 31, 2015	Year ended March 31, 2014	Nine months ended March 31, 2013
Net (loss) / income before taxes	(792)	4,813	1,407
Computed tax expense	(311)	1,891	553
Non-deductible expenses
– Stock based compensation	97	126	127
– Others	103	164	910
Valuation allowance	302	(5)	154
Tax charge/(credit) of earlier year assessed in current year	(172)	159	(626)
Net tax credit on R&D and Sec 199 deduction	(238)	(197)	(174)
Difference arising from different tax jurisdiction	90	(141)	(32)
Others	(12)	(104)	69
Total taxes recognized in Statement of Operations	(141)	1,893	981

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

15
INCOME TAXES continued

Significant components of activities that gave rise to deferred tax assets and liabilities included on the Balance Sheet were as follows:
	As of March 31,
	2015	2014
Deferred tax assets / (liability):
Employee benefits	908	1,087
Property and equipment	743	971
Goodwill	1,188	1,276
Allowance for impairment of accounts receivables	55	68
Carry forwarded income tax losses	2,582	536
Tax credit for R&D expenses	169	195
Derivative financial instruments	(185)	(150)
Others	—	309
Gross deferred tax assets	5,460	4,292
Less: Valuation allowance	(1,110)	(731)
Net deferred tax assets	4,350	3,561
Current portion of deferred tax assets	2,168	1,120
Non-current portion of deferred tax assets	2,182	2,441
A valuation allowance is established attributable to deferred tax assets recognised on carry forward tax losses and tax credit for R&D expenses by the Group where, based on available evidence, it is more likely than not that they will not be realized. Significant management judgment is required in determining provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The valuation allowance is based on the Group’s estimates of taxable income by jurisdiction in which the Group operates and the period over which deferred tax assets will be recoverable. The change in valuation allowance is $379, $(69) and $157 for the years ended March 31, 2015 and 2014, and for the nine months ended March 31, 2013 respectively.
The Group entity in Canada has recognized valuation allowance on Deferred income tax assets recognised on carry-forward losses and tax credit for R&D expenses amounting to $2,368 and $169 as of March 31, 2015, $1,728 and $195 as of March 31, 2014 and $2,052 and $164 as of March 31, 2013 respectively because it is not probable that future taxable profit will be available against which these temporary difference can be utilized.These carry forward losses and tax credit for R&D expenses do not have any expiry date.
The Group entity in Thailand has recognized valuation allowance on Deferred income tax assets recognised on carry-forward losses amounting to $1,032 as of March 31, 2015, $NIL as of March 31, 2014 and $NIL as of March 31, 2013 respectively because it is not probable that future taxable profit will be available against which these temporary difference can be utilized.These carry forward losses are subject to expiration beginning in 2020.

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

15
INCOME TAXES continued

Changes in unrecognised income tax benefits were as follows:
	As of March 31,
	2015	2014	2013
Opening balance	$172	$80	$—
Increase in unrecognized tax benefits – due to tax positions taken in current period for prior periods	138	92	80
Closing balance	$310	$172	$80

As of March 31, 2015, the entire balance of unrecognised income tax benefits would affect the Group’s effective income tax rate, if recognised. Significant changes in the amount of unrecognized tax benefits are not reasonably possible within the next 12 months from the reporting date. The Group includes interest and penalties relating to unrecognized tax benefits within the provision for income taxes. The total amount of accrued interest and penalties as of March 31, 2015, 2014, and 2013 is $NIL, $NIL, and $NIL respectively. The amount of interest and penalties expenses for the year ended March 31, 2015 2014 and for the nine months ended March 31, 2013 is $NIL, $NIL and $NIL, respectively.
Majesco and Majesco Software and Solutions Inc. file a consolidated income tax return, and the provision for income tax for the year ended March 31, 2015, 2014 and for the nine months ended ended March 31, 2013 has been made accordingly.
There were no undistributed earnings in Majesco and its US subsidiaries as of March 31, 2015 and 2014. The remaining earnings of the Company from its non-US subsidiaries are considered to be permanently reinvested. As of March 31, 2015 and 2014, the cumulative amounts of such undistributed earnings were $2,557 and $1,271, respectively.
The determination of the amount of the unrecognized deferred tax liability relating to undistributed earnings is not practicable because numerous possible methods could be used to facilitate the repatriation of earnings to the U.S., and each would require evaluation of withholding taxes, evaluation of the local taxability of dividends as well as an analysis of the Company’s historical tax position and the ability to use foreign tax credits. Furthermore, due to the Company’s complex legal structure, the number of jurisdictions involved, and the layers of regulatory requirements, all of which would have to be evaluated to determine the amount of allowable dividends between legal entities and ultimately to the U.S., such an effort would require significant amount of Company resources. Because any estimate would not be meaningful due to the numerous assumptions upon which it would be based, and because of the significant resources, this exercise would require, the Company has determined that it is not practical to estimate the amount of unrecognized deferred tax liabilities.
In US and India, the income tax returns are subject to examination by the appropriate tax authorities for the year ended June 30, 2010 and onwards and March 31, 2011 and onwards, respectively.
16
EMPLOYEE STOCK OPTION PLAN

Certain employees of the Group participate in Mastek Limited’s employee stock option plan. Under this plan, Mastek grants options to employees of Mastek and its subsidiaries which are subject to service conditions. Options issued under the various plans have varying terms as provided in separate stock option agreements and vest in a graded manner over a maximum period of 4 years and expire within a maximum period of 11 years from the date of grant. New equity shares of Mastek are issued under the various plans upon exercise of these stock options.

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

16
EMPLOYEE STOCK OPTION PLAN continued

The summary of the various Mastek’s employee stock option plans is as follows:
Particulars	Plan III	Plan IV	Plan V	Plan VI	Plan VII
Years of issue	2004	2007	2008	2010	2013
No. of stock options	1,400,000*	1,000,000	1,500,000	2,000,000	2,500,000
First vesting of stock options	Completion of 1 Year from the grant date	Completion of 1 Year from the grant date	Completion of 1 Year from the grant date	Completion of 1 Year from the grant date	Completion of 1 Year from the grant date
Exercise Period	Within 2 Years from the date of vesting	Within 7 Years from the date of vesting	Within 7 Years from the date of vesting	Within 7 Years from the date of vesting	Within 7 Years from the date of vesting
Exercise Price	Market Price on the grant date	Market Price on the grant date	Refer below note**	Refer below note**	Refer below note**

*
In April 2006, the number of stock options was increased to 1,400,000 stock options because Mastek issued bonus shares in the ratio of 1:1.

**
Determined by the Mastek’s Compensation Committee. Such price may be the face value of the share from time to time or may be the Market Price on the date of grant or any price as may be decided by the Mastek’s Compensation committee.

The total amount of compensation expense recognised in Majesco’s Statement of Operations is as follows:
	Year ended March 31, 2015	Year ended March 31, 2014	Nine months ended March 31, 2013
Cost of revenue	$41	$50	$17
Research and development expenses	8	24	18
Selling, general and administrative expenses	199	247	288
Total	$248	$321	$323

As of March 31, 2015, the total future compensation cost related to non-vested options not yet recognized in the Statement of Operations was $1,352 and the weighted average period over which these awards are expected to be recognized was 2.58 years. The weighted average remaining contractual life of options expected to vest as of March 31, 2015 is 9.58 years.

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

16
EMPLOYEE STOCK OPTION PLAN continued

Activity in the stock options granted under the Mastek’s stock option plans granted to Majesco’s employees during the year was as follows:
	Year ended March 31, 2015		Year ended March 31, 2014		Nine months ended March 31, 2013
Particulars	Number of options	Weighted Average Exercise Price*	Number of options	Weighted Average Exercise Price*	Number of options	Weighted Average Exercise Price*
Outstanding at the beginning of the year	1,337,775	$2.85	858,623	$3.23	860,575	$3.64
Granted during the year	848,389	2.37	563,750	2.31	40,000	2.42
Forfeited during the year	(546,805)	2.94	(82,598)	3.43	(30,418)	3.19
Expired during the year	(300)	5.07	(2,000)	5.87	(11,534)	5.81
Exercised during the year	(143,294)	2.08	—	—	—	—
Transfer adjustments	103,250	2.27	—	—	—	—
Outstanding at the end of the year	1,599,015	$1.45	1,337,775	$2.85	858,623	3.57
Exercisable at the end of the year	503,156	$2.33	422,387	$4.00	297,038	5.05

*
The per share value has been converted at year end rate 1 US$ = Rs. 62.50 ,Rs. 59.92 and Rs. 54.29 as of March 31, 2015, 2014 and 2013, respectively.

The weighted average grant date fair values of options granted during the year ended March 31, 2015, 2014 and for the nine months ended March 31, 2013 is $2.31, $1.08 and $1.23, respectively per option. The weighted average grant date fair value of vested options as of March 31, 2015 and 2014 is $1.41 and $2.05, respectively per option. The Aggregate Intrinsic Value of options outstanding is $263 and options exersicable is NIL as of March 31, 2015.
The Group calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions:
	As of March 31,
Variables (range)	2015	2014	2013
Expected term of share options	6 Years	6 Years	6 Years
Risk-free interest rates	8.70%	7.90%	8.12%
Expected volatility	47.77%	48.94%	49.97%
Expected dividend yield	2.56%	2.91%	1.54%
The volatility is determined based on annualized standard deviation of the continuously compounded rate of return on the stock over the time to maturity of the options. The risk free interest rates are determined using the expected life of options based on the zero-coupon yield curve for Government Securities in India. The expected dividend is based on the average dividend yields for the preceding seven years. Weighted average price is based on latest available closing market price on the stock exchange with the highest trading volume on the date of grant.

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

16
EMPLOYEE STOCK OPTION PLAN continued

Summary of outstanding options as of March 31, 2015 is as follows:
Exercise Price Range*	Number of shares arising out of options	Wtd. Avg. Exercise Price*	Wtd. Avg. remaining contractual life
$0.1 – $3	1,342,000	2.21	9.72
$3.1 – $6	247,015	4.38	2.84
$6.1 – $7	10,000	6.38	5.79
Total	1,599,015	2.57	8.63

Summary of exercisable options as of March 31, 2015 is as follows:
Exercise Price Range*	Number of shares arising out of options	Wtd. Avg. Exercise Price*	Wtd. Avg. remaining contractual life
$0.1 – $3	271,141	1.94	8.02
$3.1 – $6	222,015	4.40	4.82
$6.1 – $7	10,000	6.38	5.79
Total	503,156	3.12	6.56

*
The per share value has been converted at year end rate 1 US$ = Rs 62.50 as of March 31, 2015.

In accordance with SAB Topic 14, Majesco uses the simplified method for estimating the expected term when measuring the fair value of employee stock options using the Black-Scholes option pricing model. Majesco believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the following criteria established by SAB Topic 14:
•
stock options are granted at-the-money;

•
exercisability is conditional only on the completion of a service condition through the vesting date;

•
employees who terminate their service prior to vesting forfeit the options;

•
employees who terminate their service after vesting are granted limited time to exercise their stock options (typically 30 - 90 days) and;

•
stock options are nontransferable and nonhedgable

Given our limited history with employee grants, we use the “simplified” method in estimating the expected term for our employee grants. The “simplified” method, as permitted by applicable regulations, is calculated as the average of the time-to-vesting and the contractual life of the options.

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

17
OTHER INCOME/(EXPENSES)

Other income/(expenses) consists of following:
	Year ended March 31, 2015	Year ended March 31, 2014	Nine months ended March 31, 2013
(Loss) on derivative instruments not designated as hedges and ineffective portion of derivative instruments designated as hedges	$—	$(14)	$(65)
Foreign exchange gain	187	271	32
Others	994	289	106
Other income/(expenses)	$1,181	$546	73

18
EARNINGS PER SHARE

The basic and diluted earnings/(loss) per share were as follows:
	Year ended March 31, 2015	Year ended March 31, 2014	Nine months ended March 31, 2013
Net income/(Loss)	$(651)	$2,904	$439
Basic and dilutive weighted average outstanding equity shares	183,450,000	183,450,000	183,450,000
Earnings per share
Basic	$(0.00)	$0.02	$0.00
Diluted	(0.00)	0.02	0.00
19
RELATED PARTIES TRANSACTIONS

The following tables summarize the liabilities with related parties:
	As of March 31, 2015	As of March 31, 2014
Reorganization consideration payable to Majesco Ltd for MSSIPL	$3,520	$3,672
Reorganization consideration payable to Mastek Ltd for Mastek MSC Sdn Bhd., Malaysia	—	3,477
Reorganization consideration payable to Mastek Ltd for Majesco UK Ltd	—	1,871
Reorganization consideration payable to Mastek Ltd for Majesco Canada Ltd	—	725
	$3,520	$9,745

20
SEGMENT INFORMATION

The Group operates in one segment as software solutions provider for the insurance industry. The Group’s chief operating decision maker (the “CODM”) of the Group is the Chief Executive Officer. The CODM manages the Group’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Group’s financial performance, the CODM reviews all financial information on a consolidated basis. Majority of the Group’s principal operations and decision-making functions are located in the United States.

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

20
SEGMENT INFORMATION continued

The following table sets forth revenues by country based on the billing address of the customer:
	Year ended March 31, 2015	Year ended March 31, 2014	Nine months ended March 31, 2013
USA	$62,084	$63,328	$53.324
UK	6,828	8,684	7,470
Canada	3,209	5,715	3,449
Malaysia	5,347	3,511	2,866
Thailand	448	900	758
India	700	213	402
Others	666	486	3
	$79,282	$82,837	$68,272

The following table sets forth the Group’s property and equipment, net by geographic region:
	As of March 31,
	2015	2014
USA	$474	$556
India	698	673
Canada	1	—
Malaysia	—	—
	$1,173	$1,229

We provide a significant volume of services to many customers. Therefore, a loss of a significant customer could materially reduce our revenues. The Group had no customer for the year ended March 31, 2015 ,one customer for the year ended March 31, 2014 and two customer for the nine months period ended March 31, 2013 that accounted for 10% or more of total revenue. The Group had no customer as of March 31, 2015 and one customer as of March 31, 2014 that accounted for 10% or more of total accounts receivables and unbilled accounts receivable. Presented in the table below is information about our major customer:
	Year ended March 31, 2015		Year ended March 31, 2014		Nine months ended March 31, 2013
	Amount	% of combined revenue	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$6,884	8.7%	$16,386	19.8%	$13,350	19.6%
Accounts receivables and unbilled accounts receivable	$41	0.3%	$1,873	10.9%	$2,309	12.6%
Customer B
Revenue	$5,903	7.4%	$4,769	5.8%	$7,120	10.4%
Accounts receivables and unbilled accounts receivable	$378	2.8%	$428	2.5%	$1,266	6.9%

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

21
COMMITMENTS

Capital Commitments
The Group had outstanding contractual commitments of  $81 and $33 as of March 31, 2015 and 2014, respectively for capital expenditures relating to acquisition of property, equipment and new network infrastructure.
Operating Leases
The Group leases certain office premises under operating leases. Many of these leases include a renewal option on a periodic basis at the Group’s option, with the renewal periods extending in the range of 2 – 5 years. Rental expense for operating leases amounted to $2,379, $2,040 and $1,472 for the year ended March 31, 2015, 2014 and for the nine months ended March 31, 2013, respectively. The schedule for future minimum rental payments over the lease term in respect of operating leases is set out below.
Year ended March 31,	Amount
2016	$655
2017	320
2018	70
2019	—
2020	—
Beyond 5 years	—
Total minimum lease payments	$1,045

22
ACQUISITIONS

On December 12, 2014, Majesco entered into an agreement with Agile to acquire its technology management consulting business. The acquisition was completed effective as of January 1, 2015. Agile is innovative technology management consulting company, providing a unique blend of premium information technology (‘IT’) services to customers located throughout the United States. Majesco acquired Agile to expand its insurance business in US.
The following table summarizes the consideration transferred to acquire Agile and the amounts of identified assets acquired and liabilities assumed at the acquisition date:
Fair value of consideration transferred
Cash	$3,000
Deferred payments	1,430
Contingent consideration	1,610
Total consideration	$6,040

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

22
ACQUISITIONS continued

Recognized amount of identifiable assets acquired and liabilities assumed
Amount
Cash	$158
Accounts receivable	1,152
Prepaid expenses and other current assets	74
Property, plant and equipment	20
Customer contracts	540
Customer relationships	2260
Accounts payable and accrued expenses	(307)
Accrued payroll and payroll taxes	(283)
Other current liabilities	(95)
Total fair value of assets acquired	3,520
Fair value of consideration paid	6,040
Goodwill	$2,520

Acquisition of Agile includes a contingent consideration arrangement that requires additional consideration to be paid by Majesco to the sellers of Agile on an annual basis based on meeting certain revenue, EBITDA and new business target norms. The range of the undiscounted amounts Majesco could pay under contingent consideration agreement is between zero and $ 3,510. The fair value of contingent consideration recognized on the acquisition date of  $ 1,610 was estimated by applying discounted cash flow approach. That measure is based on significant Level 3 inputs not observable in market. Key assumptions include:
1.
A discount rate of 25%

2.
Probability of payment to be made by Majesco as 100%

As of March 31, 2015, the contingent consideration was re-measured at its fair value. The change in fair value amounted to $102 which was charged to Statement of Operations and credited to contingent consideration liability.
The goodwill of  $ 2,520 arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Majesco and Agile. Further, though workforce has been valued, it is not recognized separately, but subsumed in goodwill. Goodwill deductible for tax purpose amounts to $ 710.
The changes in the varying amount of goodwill are as follows:
Changes in carrying amount of the goodwill
	As of March 31,
	2015	2014
Opening value	11,676	11,676
Addition of goodwill related to acquisition of Agile	2,520	—
Closing value	$14,196	11,676

No impairment loss has been recognised on goodwill.

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

22
ACQUISITIONS continued

Details of identifiable intangible assets acquired are as follows:
	Weighted average amortisation period (in years)	Amount assigned	Residual value
Customer contracts	1	$540	—
Customer relationships	6	2,260	—
Total	5	$2,800	—

Revenues and gross profit specific to the Agile business for the period January 1, 2015 to March 31, 2015 were $2,446 and $849, respectively. As the Company has begun eliminating overlapping processes and expenses and integrating its products and sales efforts with those of the acquired Agile business, it is impractical to determine the earnings specific to the Agile business for the period January 1, 2015 to March 31, 2015, included in the Statement of operations.
Pro-Forma Financial Information (Unaudited):
The following unaudited pro-forma financial information is presented to illustrate the estimated effect of the Agile asset acquisition, the related financing of funds and tax effects from these transactions.
The unaudited pro-forma information for the periods set forth below gives effect to 2015 and 2014 acquisitions as if they had occurred as of April 1, 2013. Majesco has a fiscal year-end of March 31st and Agile has a fiscal year-end of December 31st. The unaudited pro-forma financial information for the fiscal year ended March 31, 2015 and March 31, 2014 reflects the Statement of Operations of Majesco for its fiscal year ended March 31, 2015 and March 31, 2014 and of Agile for 9 months ended September 30, 2014 and fiscal year ended December 31, 2013.
The unaudited pro-forma financial information are presented for illustrative purposes only, and are not necessarily indicative of the financial condition or results of operations of future periods or the financial condition or results of operations that actually would have been realized had the entities been combined during the periods presented.
The following unaudited pro-forma summary presents consolidated information of Majesco as if the business combination had occurred on April 1, 2013:
	Unaudited Pro forma year ended March 31, 2015	Unaudited Pro forma year ended March 31, 2014
Revenue	85,916	91,191
Earnings/(loss)	(756)	1,642
There are no material non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These pro-forma amounts have been calculated after applying Majesco’s accounting policies and adjusting the results of Agile to reflect the additional depreciation, amortization, and interest expense that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from April 1, 2013 with consequential tax effects.
During the year ended March 31, 2015, Majesco incurred $104 as acquisition related costs. These expenses are included in statement of operations for the year ended March 31, 2015. However, the pro forma income from operations for the year ended March 31, 2015 was adjusted to exclude $104 of acquisition related cost. Such cost was included in the pro forma income from operations for the year ended March 31, 2014.

Majesco

Notes to Combined Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

23
NON CONTROLLING INTEREST

The subsidiaries of the Company are all 100% subsidiaries through direct and step down holdings except in case of Vector Insurance Services LLC (‘Vector’), where the Group holded 90% equity interest till December 2014.
ASC 810 ‘Consolidation’ requires that the non-controlling interest continue to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance. The Group is attributing relevant gains and losses to such non-controlling interest for every financial year. During the year ended March 31, 2015, 2014, and the nine months period ended March 31, 2013 the profit attributable to the holders of the non-controlling interest of Vector amounted to $15, $16 and $(13), respectively.
On January 21, 2015, Vector had bought back 10% shares held by minority shareholders for a consideration of  $5. On acquisition, group reversed the amount payable to non-controlling interest of  $88 and the balance of  $83 was recorded as additional paid-in-capital. Subsequent to this buy-back, Vector signed an agreement of merger with Majesco dated February 15, 2015. The said merger has been effected from March 5, 2015 as per approval letter received from State of Indiana dated March 5, 2015. This merger has no impact on the group’s financial position or results of its operations.
24
SUBSEQUENT EVENTS

For the combined financial statements as of and for the years ended March 31, 2015 and March 31, 2014, we have evaluated subsequent events through June 18, 2015, the date the combined financial statements were available to be issued and determined that no subsequent events had occurred that would require additional disclosure.
25
QUARTERLY RESULTS

	(Unaudited) Quarter ended
	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Revenue	16,882	19,074	21,610	21,716
Income from operations	(2,295)	(290)	1,510	(883)
Net Income	(862)	(223)	1,369	(935)
Net income/(loss) attributable to Owners of the Company	(874)	(223)	1,365	(935)
Basic EPS	(0.00)	(0.00)	0.01	(0.01)
Diluted EPS	(0.00)	(0.00)	0.01	(0.01)
	(Unaudited) Quarter ended
	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Revenue	21,725	20,368	22,200	18,544
Income from operations	885	1,846	3,036	(1,526)
Net Income	571	1,529	1,762	(943)
Net income/(loss) attributable to Owners of the Company	564	1,531	1,755	(946)
Basic EPS	0.00	0.01	0.01	(0.01)
Diluted EPS	0.00	0.01	0.01	(0.01)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 19th day of June 2015.
MAJESCO

By:	/s/ Ketan Mehta
Ketan Mehta President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Ketan Mehta Ketan Mehta	President and Chief Executive Officer (Principal Executive Officer)	June 19, 2015
/s/ Farid Kazani Farid Kazani	Chief Financial Officer and Treasurer (Principal Financial Officer)	June 19, 2015
/s/ Bithindra N. Bhattacharya Bithindra N. Bhattacharya	Finance Controller (Principal Accounting Officer)	June 19, 2015
/s/ Arun K. Maheshwari Arun K. Maheshwari	Director	June 19, 2015
/s/ Ashank Desai Ashank Desai	Director	June 19, 2015
/s/ Atul Kanagat Atul Kanagat	Director	June 19, 2015

EXHIBIT INDEX
2.1	Agreement and Plan of Merger, dated as of December 14, 2014, by and between Majesco and Cover-All(1)
2.2	Amendment No. 1 to Agreement and Plan of Merger dated as of February 18, 2015, by and among Majesco, Cover-All and RENN(1)
3.1	Amended and Restated Articles of Incorporation of Majesco, dated March 20, 2011, as amended (incorporated by reference to Exhibit 3.1 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
3.2	Bylaws of Majesco, dated April 6, 1993, as amended (incorporated by reference to Exhibit 3.3 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
4.1	Form of common stock certificate of Majesco(incorporated by reference to Exhibit 4.1 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.1+	Form of Majesco Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.1 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.2+	Majesco 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.3+	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.4+	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.5+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.6+	Form of Employee Stock Option Scheme of Majesco Limited — Plan I (incorporated by reference to Exhibit 10.7 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.7+	Form of Option Award Letter (incorporated by reference to Exhibit 10.8 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.8+	Form of Majesco Performance Bonus Plan (incorporated by reference to Exhibit 10.9 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.9+	Form of Majesco Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.10+	Employment Letter Agreement between Majesco and Ketan Mehta, dated as of September 4, 2013 (incorporated by reference to Exhibit 10.11 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.11+	Employment Letter Agreement between Majesco and William Freitag, dated as of January 1, 2015 (incorporated by reference to Exhibit 10.12 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.12+	Employment Letter Agreement between Majesco and Edward Ossie, dated December 1, (incorporated by reference to Exhibit 10.13 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.13+	Employment Letter Agreement between Majesco and Prateek Kumar, dated as of April 11, 2003 (incorporated by reference to Exhibit 10.14 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.14+	Employment Letter Agreement between Majesco and Chad Hersh, dated as of November 14, 2014 (incorporated by reference to Exhibit 10.15 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.15+	Employment Letter Agreement between Majesco and Lori Stanley, dated as of June 29, 2011(incorporated by reference to Exhibit 10.16 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.16	Lease between 5 Penn Plaza LLC and Systems Task Group International Ltd. (as predecessor in interest to Majesco), dated as of March 1, 2005 (incorporated by reference to Exhibit 10.18 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.17	Credit Facility Agreement between ICICI Bank Limited (“ICICI”), New York Branch and Majesco, dated as of March 25, 2011 (incorporated by reference to Exhibit 10.19 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.18	Revolving Credit Note in Favor of ICICI dated as of March 25, 2011 (incorporated by reference to Exhibit 10.20 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.19	Security Agreement between ICICI and Majesco, dated as of March 25, 2011 (incorporated by reference to Exhibit 10.21 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.20	Guaranty Agreement between ICICI and Mastek Limited, dated as of June 10, 2012 (incorporated by reference to Exhibit 10.22 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.21	Subordination Agreement between ICICI and Majesco, dated as of March 25, 2011 (incorporated by reference to Exhibit 10.23 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.22	Facility Letter between Punjab National Bank (International) Limited and Majesco, dated as of January 9, 2015 (incorporated by reference to Exhibit 10.24 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.23	Agreement between Punjab National Bank (International) Limited and Majesco, dated as of January 14, 2015 (incorporated by reference to Exhibit 10.25 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.24	Standby Letter of Credit from YES Bank Ltd. in favor of Punjab National Bank (International) Limited, dated January 29, 2015, as amended (incorporated by reference to Exhibit 10.26 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.25	Asset Purchase and Sale Agreement by and among Majesco, Agile Technologies, LLC and solely with respect to Sections 7.8 and 9, William K. Freitag, John M. Johansen and Robert Buhrle, dated December 12, 2014 (incorporated by reference to Exhibit 10.27 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)(2)
10.26	Amendment No. 1 to Amendment Asset Purchase and Sale Agreement, dated as of January 1, 2015, by and among Majesco, Agile Technologies, LLC, William K. Freitag, John M. Johansen and Robert Buhrle (incorporated by reference to Exhibit 10.28 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.27	Share Purchase Agreement, dated September 15, 2014, between Mastek Limited and MajescoMastek, for shares of MajescoMastek Canada Limited (incorporated by reference to Exhibit 10.29 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.28	Business Transfer Agreement, dated January 29, 2015, between Mastek (UK) Limited and Majesco UK Limited(1) (incorporated by reference to Exhibit 10.30 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)
10.29	Share Purchase Agreement, dated September 18, 2014, between Mastek Limited and MajescoMastek, for shares of Mastek MSC Sdn Bhd. (incorporated by reference to Exhibit 10.31 to Majesco’s registration statement on form S-4 (333-202180) filed on April 1, 2015)

10.30	Scheme of Arrangement among Mastek Limited, Minefields Computers Limited, Majesco Software and Solutions India Private Limited and their respective shareholders and creditors (incorporated by reference to Exhibit 10.32 to Majesco’s registration statement on form S-4 (333-202180) filed on April 29, 2015)(2)
10.31	Voting Agreement, dated December 14, 2014 by and between Majesco and RENN Universal Growth Investment Trust PLC(1)
21	Subsidiaries of Majesco(1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Rule13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

+
Denotes a management contract or compensatory plan.

(1)
Filed herewith.

(2)
Schedules or similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Majesco agrees to furnish supplementally a copy of any such omitted schedules or attachments to the SEC upon request; provide, however, that Majesco may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any schedule or attachment so furnished.

(3)
Furnished herewith.