Form 10-Q
period 2015-06-30
Majesco
filed 2015-08-10
CIK 1626853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-37466

Majesco
(Exact Name of Registrant as Specified in Its Charter)

California (State or other jurisdiction of incorporation or organization)	77-0309142 (IRS Employer Identification No.)

412 Mount Kemble Ave. Suite 110C Morristown, NJ 07960 (Address of principal executive offices)	10001 (Zip code)

(973) 461-5200

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐      No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2015
Common Stock, $0.002 par value per share	36,451,357 shares

MAJESCO

INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

●   ●   ●   ●   ●   ●   ●   ●   ●   ●

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Majesco and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	June 30,	March 31,
	2015	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,266	$6,262
Short term investments	-	270
Restricted cash	305	305
Accounts receivables, net	15,115	7,758
Unbilled accounts receivable	4,411	5,615
Deferred income tax assets	1,538	2,168
Prepaid expenses and other current assets	4,814	2,911
Total current assets	35,449	25,289
Property and equipment, net	1,785	1,173
Intangible assets, net	12,549	3,434
Deferred income tax assets	2,307	2,182
Other assets	459	271
Goodwill	32,666	14,196
Total Assets	$85,215	$46,545
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Capital lease obligation	$306	$17
Loan from bank	8,501	1,470
Accounts payable	2,569	442
Accrued expenses and other liabilities
Related Parties	3,457	3,520
Others	9,470	8,739
Deferred revenue	5,462	4,826
Total current liabilities	29,765	19,014
Capital lease obligation, net of current portion	30	31
Term loan- bank	3,000	3,000
Other	3,609	3,944
Total Liabilities	$36,404	$25,989
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.002 per share – 50,000,000 shares authorized as of June 30, 2015 and March 31, 2015, NIL shares issued and outstanding as of June 30, 2015 and March 31, 2015	-	-
Common stock, par value $0.002 per share – 450,000,000 shares authorized as of June 30, 2015 and 300,000,000 shares authorized as of March 31, 2015; 36,451,357 shares issued and outstanding as of June 30, 2015 and 30,575,000 shares issued and outstanding as of March 31, 2015	$73	$61
Additional paid-in capital	68,802	39,049
Accumulated deficit	(21,410)	(20,798)
Accumulated other comprehensive income	1,346	2,244
Total equity of common stockholder	48,811	20,556
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,215	$46,545

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Three Months ended June 30, 2015	Three Months ended June 30, 2014
Revenue	$23,163	$16,882
Cost of revenue	12,107	10,405
Gross profit	$11,056	$6,477

Operating expenses
Research and development expenses	$3,151	$2,792
Selling, general and administrative expenses	7,586	5,980
Restructuring costs	228	—
Total operating expenses	$10,965	$8,772
Income/(Loss) from operations	$91	$(2,295)
Interest income	10	—
Interest expense	(55)	(34)
Other income (expenses),net	136	321
Income /(Loss) before provision for income taxes	$182	$(2,008)
(Benefit)/Provision for income taxes	100	(1,146)
Net Income/(Loss)	$82	$(862)
Net income/(loss) attributable to Non-controlling interests	$—	$12
Net Income (Loss) Attributable to Majesco	82	(874)

Earnings (Loss) per share:
Basic	$(0.00)	$(0.03)
Diluted	(0.00)	(0.03)

Weighted average number of common shares outstanding
Basic	30,836,171	30,575,000
Diluted	30,951,441	30,575,000

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)
(All amounts are in thousands of US Dollars)

	Three Months ended June 30, 2015	Three Months ended June 30, 2014
Net Income/(Loss)	$82	$(862)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(752)	57
Unrealized gains on cash flow hedges	(147)	370
Other comprehensive income (loss)	$(899)	$427
Comprehensive (Loss)/Income	$(817)	$(435)
Comprehensive income attributable to the non-controlling interest	$—	$12
Comprehensive (Loss)/Income attributable to Majesco	$(817)	$(447)

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(All amounts are in thousands of US Dollars)

	Three Months ended June 30, 2015	Three Months ended June 30, 2014
Net cash used from operating activities	$(3,305)	$(3,851)
Net cash flows from investing activities
Purchase of Property and equipment	$(199)	$(107)
Proceeds from sale of Investments	270	3,025
Cash acquired in business combination	$2,990	-
Net cash provided by investing activities	$3,061	$2,918
Net cash flows from financing activities
Payment of Capital lease obligation	(1)	(7)
Receipt of loan	3,501	-
Net cash provided (used) by financing activities	$3,500	$(7)
Effect of foreign exchange rate changes on cash and cash equivalents	(252)	54
Net (Decrease)/Increase in cash and cash equivalents	$3,004	$(886)
Cash and cash equivalents, beginning of the period	6,262	7,016
Cash and cash equivalents at end of the period	$9,266	$6,130

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

1.	DESCRIPTION OF BUSINESS

Majesco (the “Company”) is a global provider of software solutions for the insurance industry. We offer core software solutions for P&C and L&A providers, allowing them to manage policy administration, claims management and billing functions. In addition, we offer a variety of other technology-based solutions that enable organizations to automate business processes and comply with policies and regulations across their organizations. Our solutions enable customers to respond to evolving market needs and regulatory changes, while improving the efficiency of their core operations, thereby increasing revenues and reducing costs.

Majesco’s customers are insurers, managing general agents and other risk providers from the Property and Casualty, Life, Annuity and Group insurance segments worldwide. Majesco delivers proven software solutions, consulting and services in the core insurance areas such as policy, billing, claims, distribution management, BI/ analytics, digital, application management, cloud and more.

Majesco was previously 100% owned (directly or indirectly) by Mastek Ltd. (“Mastek”), a publicly traded limited company domiciled in India whose equity shares are listed on the Bombay Stock Exchange and the National Stock Exchange (India). Mastek underwent a demerger through a scheme of arrangement under India’s Companies Act, 1956 pursuant to which its insurance related business was separated from Mastek’s non-insurance related business and insurance related operations of Mastek that were not directly owned by Majesco were contributed to Majesco (the “Reorganization”). The Reorganization was completed on June 1, 2015.

Majesco, along with its subsidiaries, operates in the United States, Canada, the United Kingdom, Malaysia, Thailand and India (hereinafter referred to as the “Group”). In connection with the demerger 83.5% of Mastek Limited’s equity ownership interest in Majesco was transferred to a newly formed publicly traded company in India, named Majesco Limited.

Merger with Cover-All Technologies Inc.

On December 14, 2014, Majesco entered into a definitive merger agreement with Cover-All Technologies Inc. (“Cover-All”), an insurance software company listed on NYSE MKT, for a 100% stock-for-stock merger of Cover-All with and into Majesco, with Majesco surviving the merger. Pursuant to the merger, Cover-All’s stockholders and holders of its options and restricted stock units would receive 16.5% of the outstanding shares of common stock of the combined company in the merger.

A proxy statement/registration statement was filed and declared effective by the U.S. Securities and Exchange Commission (“SEC”). Necessary approvals from High Courts in India were obtained for the Reorganization and the shareholders of Cover-All approved the merger at the meeting of shareholders held on June 22, 2015. Majesco consummated the merger on June 26, 2015. Majesco’s common stock was listed on the NYSE MKT and began trading on the NYSE MKT on June 29, 2015.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. The March 31, 2015 consolidated balance sheet was derived from our audited combined financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, as filed with the SEC, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the

Majesco

Notes to Consolidated Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

In connection with the merger with Cover-All, the Group’s Board of Directors and stockholders approved a one for six reverse stock split of the Group’s common stock. The reverse stock split became effective June 22, 2015. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid in capital.

The consolidated financial statements have been prepared on a ‘carve-out’ basis (assuming the Reorganization had been effected as of July 1, 2012) and are derived from the historical consolidated financial statements and accounting records of Mastek. All material inter-company balances and transactions have been eliminated on combination. The consolidated financial statements reflect the Group’s financial position, results of operations and cash flows in conformity with U.S. GAAP. The consolidated Balance Sheet, consolidated Statement of Operations and consolidated Statement of Cash Flows of the Group may not be indicative of the Group had it been a separate operation during the periods presented, nor are the results stated herein indicative of what the Group’s financial position, results of operations and cash flows may be in the future.

These consolidated financial statements include assets and liabilities that are specifically identifiable or have been allocated to the Group. Costs directly related to the Group have been included in the accompanying financial statements. The Group receives service and support functions from Mastek. The costs associated with these support functions have been allocated relative to Mastek in its entirety, which is considered to be the most meaningful under the circumstances. The costs were allocated to the Group using various allocation inputs, such as head count, services rendered, and assets assigned to the Group. These allocated costs are primarily related to corporate administrative expenses, employee related costs, including gratuity and other benefits, and corporate and shared employees.

The Group considers the expense allocation methodology and results to be reasonable for all periods presented. These allocations may not be indicative of the actual expenses the Group may have incurred as a separate independent public company during the periods presented nor are these costs indicative of what the Group will incur in the future.

Mastek maintains benefit and stock-based compensation programs at the parent company level. To the extent that Group employees participate in these programs, the Group was allocated a portion of the associated expenses and estimated net benefit plan obligation. However, the consolidated Balance Sheets do not include any Mastek outstanding equity related to the stock-based compensation programs. Majesco also maintains its own stock-based compensation plans as well. The consolidated Balance Sheets include Majesco outstanding equity related to the stock-based compensation programs.

Historically, Mastek has been providing the Group with financing, cash management and other treasury services. Most of the inter-company payable and receivable has been assumed to be settled, except in case of non-availability of cash at the quarter end in a specific entity. The Group’s acquisition costs for the insurance related businesses of Mastek under the Reorganization has been reflected under ‘Accrued expenses and other liabilities — Related Parties’ and ‘Other liabilities — Related Parties’ in the consolidated Balance Sheet as of June 30, 2015 and March 31, 2015, respectively, until such costs have been actually settled.

b.	Significant Accounting Policies

For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of the Notes to the consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on June 19, 2015. There have been no material changes to our significant accounting policies since the filing of the Annual Report on Form 10-K.

Majesco

Notes to Consolidated Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

c.	Principles of Consolidation

Our consolidated financial statements include the accounts of Majesco and its wholly owned subsidiaries, Cover-All Systems, Inc., Majesco Canada Ltd., Majesco Software and Solutions Inc., Majesco Sdn. Bhd., Majesco UK Limited, Majesco (Thailand) Co., Ltd. and Majesco Software and Solutions India Private Limited, as of June 30, 2015 and the period subsequent to the merger, June 27 – 30, 2015. All material intercompany balances and transactions have been eliminated in consolidation.

d.	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cash equivalents and marketable securities, accounts receivable, income taxes, goodwill, and stock-based compensation.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in this update provide clarification regarding the release of a cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance became effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods for public companies and will be effective for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods for private companies. The Group’s current accounting policies comply with this guidance. Accordingly, the Group does not expect the amendment will have a material impact to its consolidated Financial Statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update provide guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The guidance became effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods for public companies and will be effective for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods for private companies. The guidance will be applied prospectively for the year ended March 31, 2016 and interim periods of this year. The Group does not expect the amendment will have a material impact to its consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which, when effective, will supersede the guidance in former ASC 605, Revenue Recognition. The new guidance requires entities to recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within that year for public companies and effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018 for private companies. Early adoption is not permitted. The Group will adopt this standard for the year ended March 31, 2019 and interim periods of the year ended March 31, 2020. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for the

Majesco

Notes to Consolidated Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

interim and annual reporting periods. The Group is currently evaluating the impact of this standard on its consolidated Financial Statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis", which makes changes to both the variable interest model and the voting model. These changes will require re-evaluation of certain entities for consolidation and will require us to revise our documentation regarding the consolidation or deconsolidation of such entities. ASU No. 2015-02 is effective for reporting periods after December 15, 2015 and interim periods within those fiscal years. We are currently evaluating the effect that this ASU will have on the Group’s consolidated Financial Statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the FASB Emerging Issues Task Force),” which applies to master limited partnerships that receive net assets through a dropdown transaction. ASU 2015-06 specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. ASU 2015-06 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and will be applied retrospectively. Earlier application is permitted. We are currently evaluating the effect that this ASU will have on the Group’s consolidated Financial Statements and related disclosures.

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 will be effective for the Group’s fiscal year beginning January 1, 2016 and subsequent interim periods, with earlier adoption permitted. ASU 2015-03 will be effective for the Group’s fiscal year beginning December 1, 2016 and subsequent interim periods. Management is currently evaluating the impact of the pending adoption of ASU 2015-03 on the Group’s consolidated Financial Statements.

Emerging growth company

The Group is an “emerging growth company” under the federal securities laws and is subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Group has taken the advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company accounting standards.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Majesco

Notes to Consolidated Financial Statements
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

Level 3:  Unobservable inputs that are supported by little or no market activity, which require the Group to develop its own assumptions. The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of June 30, 2015 and March 31, 2015:

	As of
	June 30, 2015	March 31, 2015
Assets

Level 2
Derivative financial instruments (included in the following line items in the Condensed Combined balance sheet)
Other assets	$30	$28
Other liabilities	(15)	(15)
Prepaid expenses and other current assets	331	545
Accrued expenses and other liabilities	(22)	(13)
	$324	$545
Level 3
Contingent consideration
Other liabilities	$(1,053)	$(989)
Accrued expenses and other liabilities	(766)	(723)
	$(1,819)	$(1,712)
Total	$(1,495)	$(1,167)

The following table presents the change in level 3 instruments:

	As of
	June 30, 2015	March 31, 2015
Opening balance	$(1,712)	$(628)
Additions	-	(1,610)
Total (Losses)/gains recognized in Statement of Operations	(107)	(526)
Settlements	-	-
Closing balance	$(1,819)	$(1,712)

Contingent consideration pertaining to the acquisition of the consulting business of Agile Technologies, LLC, a New Jersey limited liability company (“Agile”) as of June 30, 2015 has been classified under level 3 as the fair valuation of such contingent consideration has been done using one or more of the significant inputs which are not based on observable market data.

The fair value of the contingent consideration was estimated using a discounted cash flow technique with significant inputs that are not observable in the market. The significant inputs not supported by market activity

Majesco

Notes to Consolidated Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

included our probability assessments of expected future cash flows related to our acquisition of the consulting business of Agile during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the asset purchase agreement (the “Agile Agreement”) dated December 12, 2014. The amount of total gains/(losses) included in Statement of Operations that is attributable to change in fair value of contingent consideration arising from the acquisition of the consulting business of Agile were $(107) and $(101) for the quarter ended June 30, 2015 and the year ended March 31, 2015 respectively.

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

5.	CAPITAL LEASE OBLIGATIONS

The Group leases vehicles under capital leases which are stated at the present value of the minimum lease payments. The gross stated amounts for such capital leases are $105 and $74 and related accumulated depreciation recorded under capital leases are $44 and $29, respectively as of June 30, 2015 and March 31, 2015. At the termination of the leases, the Group has an option to receive title to the assets at no cost or for a nominal payment.

Depreciation expenses in respects of assets held under capital leases was $5 and $5 for the quarter ended June 30, 2015 and June 30, 2014, respectively.

The following is a schedule of the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of June 30, 2015.

Year ended	Amount
2016	$118
2017	149
2018	94
2019	-
2020	-
Total minimum lease payments	$361
Less: Interest portion	25
Present value of net minimum capital leases payments	$336

6.	BORROWINGS

Bank borrowing

The Group borrowed $3,000 in February 2015 to refinance the upfront cash payment made by Majesco for its acquisition of the consulting business of Agile. The loan is expected to be repaid over a period of 3 years. The loan is payable over four installments on August 2, 2016, February 2, 2017, August 2, 2017 and January 29, 2018 in amounts of $375, $375, $375 and $1,875, resepectively. The loan bears interest at LIBOR + 2.75% and guarantees fees of .95% of the principal amount annually. The interest rate as of June 30, 2015 was 3.15%. The interest is payable half yearly at the end of the half year except for the first installment which is deposited in advance. The loan has a roll over option at the end of its term subject to renewal of stand by letters of credit and re-negotiation of the interest rate. The bank has the right to change the margin over LIBOR if in its reasonable opinion it perceives a change in risk associated with the facility and/or there is a breach of the agreement.

The aggregate amounts of payments of term loan year on year are as follows:

	2015-16	2016-17	2017-18	Total
Maturities of Debt	—	750	2,250	3,000

Majesco

Notes to Consolidated Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

Line of Credit

On November 18, 2014, the Group entered into a secured revolving working capital line of credit facility under which the maximum borrowing limit is $5,000. Interest rate on the credit facility is three-month LIBOR plus 350 basis points. The credit facility is guaranteed by Mastek, subject to the terms and conditions set forth in the guarantee. The credit facility matures on November 11, 2015. As of June 30, 2015 and March 31, 2015, the Group had $5,000 and $1,470 of borrowings outstanding under this credit facility respectively.

PCFC Facility

Further, on June 30, 2015, the Group entered into a secured Pre Shipment in Foreign Currency and Past Shipment in Foreign Currency (“PCFC”) facility under which the Group may request 3 months pre-export advances and advances against export collection bills. The maximum borrowing limit is $5,656. The interest rate on this PCFC facility is determined at the time of each advance. This PCFC facility has a first pari passu charge over the current assets of Majesco Software and Solutions India Pvt. Ltd. As of June 30, 2015, the Group had $3,501 of borrowings outstanding under this PCFC facility. Those borrowings bear interest at LIBOR + 150 basis points and are due within 90 days. This PCFC facility is available for 12 months.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information of fair values of derivative financial instruments:

	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of June 30, 2015
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$30	$331	$15	$22
Total	$30	$331	$15	$22

As of March 31, 2015
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$28	$545	$13	$15
	$28	$545	$13	$15

* The noncurrent and current portions of derivative assets are included in ‘Other assets’ and ‘Prepaid expenses and other current assets’, respectively and the noncurrent and current portions of derivative liabilities are included in ‘Other liabilities’ and ‘Accrued expenses and other liabilities’, respectively in the consolidated Balance Sheet.

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

Majesco

Notes to Consolidated Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

The aggregate contracted USD principal amounts of the Group’s foreign exchange forward contracts (sell) outstanding as of June 30, 2015 amounted to $22,480 and as of March 31, 2015 amounted to $22,980, respectively. The outstanding forward contracts as of June 30, 2015 mature between 1 month to 23 months. As of June 30, 2015, the Group estimates that $210, net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

The following table provides information of the amounts of pre-tax gains/(losses) recognized in and reclassified from Accumulated Other Comprehensive Income “AOCI” of derivative instruments designated as cash flow hedges:

DERIVATIVE FINANCIAL INSTRUMENTS continued

	Amount of Gain/(Loss) recognized in AOCI (effective portion)	Amount of gain/(Loss) reclassified from AOCI to Statement of Operations (Revenue)
For the year ended June 30, 2015
Foreign exchange forward contracts	$(6)	$215
Total	$(6)	$215

For the year ended June 30, 2014
Foreign exchange forward contracts	$360	$(199)
Total	$360	$(199)

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component was as follows:

	Quarter ended June 30, 2015			Quarter ended June 30, 2014
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$1,883	$-	$1,883	$2,209	$—	$2,209
Change in foreign currency translation adjustments	(752)	-	(752)	57	—	57
Closing balance	$1,131	$-	$1,131	$2,266	$—	$2,266

Unrealized gains/(losses) on cash flow hedges
Opening balance	$545	$(186)	$360	$455	$(155)	$300
Unrealized gains/(losses) on cash flow hedges	(6)	2	(4)	360	(122)	237
Reclassified to Revenue	(215)	73	(142)	199	(68)	131
Net change	$(221)	$75	$(146)	$559	$(190)	$368
Closing balance	$324	$(111)	$214	$1014	$(345)	$668

Majesco

Notes to Consolidated Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

9.	INCOME TAXES

The Group recognized income tax provision of $100 for the quarter ended June 30, 2015 and recognised income tax benefit of $1,146 for the quarter ended June 30, 2014. The change is mainly on account of the creation of a deferred tax asset on the accumulated carry forward losses amounting to $1,373 in the quarter ended June 30, 2014. A valuation allowance is established attributable to deferred tax assets recognized on carry forward tax losses and tax credit for R&D expenses by the Group where, based on available evidence, it is more likely than not that they will not be realized. Significant management judgment is required in determining provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets.

During the three months ended June 30, 2015, the change in unrecognized tax benefits from the beginning of the period was NIL. Accordingly, as of June 30, 2015, the Group had unrecognized tax benefits of $310 that, if recognized, would affect the Group’s effective tax rate.

The effective tax rate of 56% for the quarter ended June 30, 2015 differs from the statutory US federal income tax rate of 39.3% mainly due to stock based compensation, the impact of different tax jurisdictions, net tax credits on R&D and the valuation allowance.

10.	EMPLOYEE STOCK OPTION PLAN

Majesco 2015 Equity Incentive Plan

In the three months ended June 30, 2015 and June 30, 2014, we recognized $54 and $26, respectively, of stock-based compensation expense in our consolidated Financial Statements.

In June 2015, the Company adopted the Majesco 2015 Equity Incentive Plan (the “2015 Plan”). Options and stock awards for the purchase of up to 3,877,263 shares may be granted by the Board of Directors to our employees, consultants and directors at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2015 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units, securities or debentures convertible into common stock, or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. On June 30, 2015, an aggregate of 1,926,015 shares were available for grant under the 2015 Plan.

The Company uses the Black-Scholes-Merton option-pricing model (“Black-Scholes”) to measure fair value of the share-based awards. The Black-Scholes model requires us to make significant judgments regarding the assumptions used within the model, the most significant of which are the expected stock price volatility, the expected life of the option award, the risk-free interest rate of return and dividends during the expected term.

-	Expected volatilities are based on peer entities as the historical volatility of the Company’s common stock is limited

-	In accordance with SAB Topic 14, Majesco uses the simplified method for estimating the expected term when measuring the fair value of employee stock options using the Black-Scholes option pricing model. Majesco believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the criteria established by SAB Topic 14.

-	The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yields for an equivalent term at the time of grant.

-	The Company does not anticipate issuance of dividends during the expected term.

Majesco

Notes to Consolidated Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2015

Expected volatility	41%–50%
Weighted-average volatility	41%
Expected dividends	0%
Expected term (in years)	3-5
Risk-free interest rate	0.46%

As of June 30, 2015, there was $3,715 of total unrecognized compensation cost related to non-vested share-based compensation arrangements previously granted by the Company. That cost is expected to be recognized over a weighted-average period of 4.0 years.

A summary of the changes in outstanding common stock options for all outstanding plans is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, June 30, 2015	1,919,721	$4.92 – 7.72	9.14 years	$5.15

Of the stock options outstanding, an aggregate of 165,554 are currently exercisable.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Accounting for Stock Options and Other Stock-Based Compensation. Among other items, ASC 718 requires companies to record the compensation expense for shared-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our share-based awards include stock options and restricted stock awards. For restricted stock awards, the calculation of compensation expense under ASC 718 is based on the intrinsic value of the grant.

Warrants

As of June 30, 2015, there were warrants to purchase 309,064 shares of common stock outstanding. A summary of the changes in outstanding warrants is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, June 30, 2015	309,064	$6.84	1.2	$6.84

Majesco Limited Equity Incentives

In addition to the above, certain employees of the Group participate in Majesco Limited’s (parent of Majesco) employee stock option plan. This plan is similar to the ESOP plan of Mastek Limited, the demerger from which formed Majesco Limited. Under this plan, Majesco Limited grants options to employees of Majesco Limited and its subsidiaries, including employees of the Group in India, which are subject to service conditions. Options issued under the plan vest in a graded manner over a maximum period of 4 years and expire within 7 years from the date of vesting. As of June 30, 2015, there was $446 of total unrecognized compensation cost related to non-vested share-based compensation arrangements previously granted by Majesco Limited. That cost is expected to be recognized over a weighted-average period of 4 years.

Majesco Limited calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions:

Majesco

Notes to Consolidated Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	2015	2014
Expected volatility	45%-50%	45%-50%
Weighted-average volatility	47.77%	48.94%
Expected dividends	2.56%	2.91%
Expected term (in years)	6 Years	6 Years
Risk-free interest rate	8.70%	7.90%

The summary of outstanding options of Majesco Limited as of June 30, 2015 is as follows:

	Outstanding and Exercisable	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, June 30, 2015	1,261,799	$0.1-$3	9.00	1.45
	57,161	$3.1-$6	3.66	3.20

Of the stock options of Majesco Limited outstanding, an aggregate of 607,650 are currently exercisable.

Majesco Performance Bonus Plan

Majesco established the Majesco Performance Bonus Plan (the “Performance Bonus Plan”). The Performance Bonus Plan is administered by the Compensation Committee. The purpose of the Performance Bonus Plan is to benefit and advance the interests of the company, by rewarding selected employees of the company and its affiliates for their contributions to the company’s financial success and thereby motivate them to continue to make such contributions in the future by granting performance-based awards that are fully tax deductible to the company.

Majesco Employee Stock Purchase Plan

Majesco established the Majesco Employee Stock Purchase Plan (the “ESPP”). The ESPP is intended to be qualified under Section 423 of the Code. If a plan is qualified under Section 423, employees who participate in the plan enjoy certain tax advantages. The ESPP allows employees to purchase shares of our common stock at a discount, without being subject to tax until they sell the shares, and without having to pay any brokerage commissions with respect to the purchases.

The purpose of the ESPP is to encourage the purchase of common stock by our employees, to provide employees with a personal stake in our business and to help us retain our employees by providing a long range inducement for such employee to remain in our employ.

The ESPP provides employees with the right to purchase shares of common stock through payroll deductions. The total of number shares available for purchase under the ESPP is 2,000,000.

11.	EARNINGS PER SHARE

The basic and diluted earnings/(loss) per share were as follows:

Majesco

Notes to Consolidated Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Quarter ended June 30, 2015	Quarter ended June 30, 2014
Net income/(Loss)	$82	$(862)
Basic weighted average outstanding equity shares	30,836,171	30,575,000

Adjustment for dilutive potential ordinary shares
Options under Majesco 2015 Equity Plan	115,270
Dilutive weighted average outstanding equity shares	30,951,441	30,575,000

Earnings per share
Basic	$0.00	$(0.03)
Diluted	0.00	(0.03)

Basic earnings per share amounts are calculated by dividing net income for the year attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the quarter after considering he additional shares issued by Majesco to the shareholders of Cover-All.

Diluted earnings per share amounts are calculated by dividing the net income attributable to ordinary shareholders by the sum of the weighted average number of ordinary shares outstanding during the quarter plus the weighted average number of ordinary shares that would be issued on the conversion of all the dilutive potential ordinary shares into ordinary shares.

The calculation of diluted earnings per share for the quarter ended June 30, 2015 excluded 2,142,681 shares and options granted to employees, as their inclusion would have been antidilutive.

12.	RELATED PARTIES TRANSACTIONS

The following tables summarize the liabilities related parties:

	As of June 30, 2015	As of March 31, 2015
Reorganization consideration payable to Majesco Ltd for MSSIPL	$3,457	$3,520
	$3,457	$3,520

On July 1, 2015 the Company paid the $3,457 of reorganization consideration payable to Majesco LTD at June 30, 2015 in exchange for the Majesco Software and Solutions India Private Limited (“MSSIPL”) business.

13.	STOCKHOLDERS EQUITY

In June 2015, the Company’s amended and restated certificate of incorporation allows it to issue 50,000,000 shares of preferred stock. The preferred stock may be issued in one or more series with such rights, preferences and privilieges and restrictions as the board of directors of Majesco may determine from time to time. Presently, Majesco does not have plans to issue any shares of Majesco preferred stock.

14.	SEGMENT INFORMATION

The Group operates in one segment as software solutions provider for the insurance industry. The Group’s chief operating decision maker (the “CODM”) is its Chief Executive Officer. The CODM manages the Group’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Group’s financial performance, the CODM reviews all financial information on a consolidated basis. A majority of the Group’s principal operations and decision-making functions are located in the United States.

The following table sets forth revenues by country based on the billing address of the customer:

Majesco

Notes to Consolidated Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Quarter ended June 30, 2015	Quarter ended June 30, 2014
USA	$19,183	$12,313
UK	1,964	1,555
Canada	866	1,343
Malaysia	1,150	1,188
Thailand	-	260
Others	-	223
	$23,163	$16,882

The following table sets forth the Group’s property and equipment, net by geographic region:

	As of June 30, 2015,	As of March 31, 2015
USA	$890	$474
India	892	698
Canada	1	1
UK	2	—
Malaysia	—	—
	$1,785	$1,173

We provide a significant volume of services to many customers. Therefore, a loss of a significant customer could materially reduce our revenues. The Group had no customer for the quarter ended June 30, 2015 and one customer for the quarter ended June 30, 2014 that accounted for 10% or more of total revenue. The Group had no customer as of June 30, 2015 and one customer as of June 30, 2014 that accounted for 10% or more of total accounts receivables and unbilled accounts receivable. Presented in the table below is information about our major customers:

	Quarter ended June 30, 2015		Quarter ended June 30, 2014
	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$1,640	7%	$2,290	14%
Accounts receivables and unbilled accounts receivable	$40	—	$6,244	47%

Customer B
Revenue	$1,366	6%	$1,044	6%
Accounts receivables and unbilled accounts receivable	$1,039	5%	$348	3%

15.	COMMITMENTS

Capital Commitments

The Group had outstanding contractual commitments of $10 and $81 as of June 30, 2015 and March 31, 2015, respectively for capital expenditures relating to the acquisition of property, equipment and new network infrastructure.

Majesco

Notes to Consolidated Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

Operating Leases

The Group leases certain office premises under operating leases. Many of these leases include a renewal option on a periodic basis at the Group’s option, with the renewal periods extending in the range of 2 – 5 years. Rental expense for operating leases amounted to $418 and $256 for the quarter ended June 30, 2015 and June 30, 2014, respectively. The schedule for future minimum rental payments over the lease term in respect of operating leases is set out below.

Quarter ended June 30	Amount
2016	$1,627
2017	1,976
2018	1,800
2019	1,820
2020	1,861
Beyond 5 years	310
Total minimum lease payments	$9,394

Facility Leases

In connection with the Majesco Reorganization, MSSIPL entered into an operating lease for its operation facilities in Mahape, India, as lessee, with Majesco Limited, Majesco’s new publicly-traded parent company in India, as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is expected to be $1,323. The lease is effective June 1, 2015. Majesco Software and Solutions India also entered into a lease for facilities for its operations in Pune, India, with Mastek as lessor. The approximate aggregate annual rent payable to Mastek under this lease agreement is expected to be $265. The lease is effective June 1, 2015.

16.	ACQUISITION

On December 14, 2014, Majesco entered into a definitive merger agreement with Cover-All. The merger was completed on June 26, 2015. Cover-All licenses and maintains its software products for the property/casualty insurance industry throughout the United States and Puerto Rico. Majesco merged with Cover-All to expand its insurance business in the United States.

The following table summarizes the consideration transferred to acquire Cover-All and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Fair value of consideration transferred

Common stock	$73
Additional paid-in capital	29,877
Total consideration	$29,950

The merger of Cover-All and Majesco was a stock-for-stock merger with each share of Cover-All common stock issued and outstanding immediately prior to the merger converted into the right to receive the number of shares of Majesco common stock multiplied by the exchange ratio. The exchange ratio in the merger was 0.21641. Accordingly, Cover-All in the aggregate represents 16.5% of the total capitalization of the combined company.

In the merger, 5,844,830 shares of Majesco common stock were issued to the shareholders of Cover-All and 197,081 equity incentives were issued to the holders of options and restricted stock units of Cover-All. Consequently, common stock of Majesco is increased by $73 and additional paid in capital is increased by $29,877.

Majesco

Notes to Consolidated Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

Recognized amount of identifiable assets acquired and liabilities assumed
Amount
Cash	$2,990
Accounts receivable	1,590
Prepaid expenses and other current assets	630
Property, plant and equipment	450
Other assets	150
Customer contracts	2,410
Customer relationships	4,460
Technology	3,110
Accounts payable	(1,130)
Accrued expenses	(380)
Deferred revenue	(2,510)
Capital lease liability	(290)

Total fair value of assets acquired	11,480
Fair value of consideration paid	29,950
Goodwill	$18,470

The goodwill of $18,470 arising from the merger consists largely of the synergies and economies of scale expected from combining the operations of Majesco and Cover-All. Further, though workforce has been valued, it is not recognized separately, but subsumed in goodwill. Goodwill deductible for tax purpose amounts to Nil.

The changes in the varying amount of goodwill are as follows:

Changes in carrying amount of the goodwill

	As of June 30, 2015	As of March 31, 2015

Opening value	$14,196	11,676
Addition of goodwill related to acquisition	18,470	2,520
Closing value	$32,666	14,196

No impairment loss has been recognised on goodwill.

Details of identifiable intangible assets acquired are as follows:

	Weighted average amortisation period (in years)	Amount assigned	Residual value
Customer contracts	3	$2,410	-
Customer relationships	8	4,460	-
Technology	6	3,110	-
Total	6	$9,980	-

Revenues and earnings specific to the Cover-All business for the period June 26, 2015 to June 30, 2015 were $233 and $47, respectively.

Pro-Forma Financial Information (Unaudited):

The following unaudited pro-forma financial information is presented to illustrate the estimated effect of the Cover-All merger, the related financing of funds and tax effects from these transactions.

The unaudited pro-forma information for the periods set forth below gives effect to 2015 and 2014 transactions as if they had occurred as of April 1, 2014. Majesco has a fiscal year-end of March 31st and Cover-All

Majesco

Notes to Consolidated Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

has a fiscal year-end of December 31st. The unaudited pro-forma financial information for the quarter ended June 30, 2015 and June 30, 2014 reflects the Statement of Operations of Majesco for its quarter ended June 30, 2015 and June 30, 2014 and Cover-All for its quarter ended March 31, 2015 and March 31, 2014, respectively.

The unaudited pro-forma financial information is presented for illustrative purposes only, and is not necessarily indicative of the financial condition or results of operations of future periods or the financial condition or results of operations that actually would have been realized had the entities been combined during the periods presented.

The following unaudited pro-forma summary presents consolidated information of Majesco as if the business combination had occurred on April 1, 2014:

	Unaudited Pro forma quarter ended June 30, 2015	Unaudited Pro forma quarter ended June 30, 2014
Revenue	$28,219	$22,090
Earnings	$283	$(517)

There are no material non-recurring pro forma adjustments directly attributable to the merger included in the reported pro forma revenue and earnings. These pro-forma amounts have been calculated after applying Majesco’s accounting policies and adjusting the results of Cover-All to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from April 1, 2014 with consequential tax effects.

Short-Term Debt

On September 11, 2012, Cover-All entered into a Loan and Security Agreement (“Loan Agreement”) by and among Imperium Commercial Finance Master Fund, LP, a Delaware limited partnership (“Imperium”), as lender, Cover-All Systems, Inc., a wholly-owned subsidiary of Cover-All (the “Subsidiary”), as borrower, and Cover-All as guarantor. The Loan Agreement provided for a three-year term loan to the Subsidiary of $2,000,000 and a three-year revolving credit line to the Subsidiary of up to $250,000, evidenced by a Revolving Credit Note in favor of Imperium (together with the Term Note, the “Imperium Notes”). Prior to the merger with Majesco, Cover-All paid in full the balance of the Imperium Notes.

In connection with the Loan Agreement, Cover-All issued to Imperium a five-year warrant (the “Stock Purchase Warrant”) to purchase 1,400,000 shares of Cover-All’s common stock at an exercise price of $1.48 per share. Cover-All also issued five-year warrants (the “Monarch Warrants”) to purchase 42,000 shares, in the aggregate, of Cover-All’s common stock at an exercise price of $1.48 per share, to Monarch Capital Group, LLC (“Monarch”), which acted as the Company’s financial adviser in connection with the loan transaction, and an officer of Monarch. The Stock Purchase Warrants became exercisable on the date of the merger with Majesco. These issued and outstanding warrants to purchase shares of Cover-All common stock were not exercised or cancelled prior to the merger and were assumed by Majesco in accordance with their terms on the same terms and conditions as were applicable to such warrants immediately prior to the merger, with the number of shares subject to, and the exercise price applicable to, such warrants being appropriately adjusted based on the exchange ratio of 0.21641.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

You should read the following discussion together with “Selected Financial and Other Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2015 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes for the quarter ended June 30, 2015 included in Part I, Item I of this report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.

All currency amounts in this MD&A are in thousands unless indicated otherwise. Except where context requires otherwise, references in this MD&A to “Majesco,” “we” or “us” are to Majesco and its subsidiaries on a worldwide consolidated basis after giving effect to the Majesco Reorganization.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “will,” “might,” “projects,” “expects,” “plans,” “believes,” “anticipates,” “targets,” “intends,” “hopes,” “aims,” “can,” “should,” “could,” “would,” “goal,” “potential,” “approximately,” “estimate,” “pro forma,” “continue” or “pursue” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

These forward-looking statements are found at various places throughout this report on Form 10-Q and the other documents referred to and relate to a variety of matters, including, but not limited to, (i) the benefits expected to result from Majesco’s merger with Cover-All Technologies Inc., (ii) the business of the combined company following the completion of such merger and (iii) other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and Majesco cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by Majesco or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” and elsewhere in this report on Form 10-Q, and in the Company’s Annual Report. Important factors that could cause actual results to differ materially from those described in forward-looking statements contained herein include, but are not limited to:

•	the potential value created by the merger with Cover-All Technologies Inc. (“Cover-All”) and the possibility that the projected value creation and efficiencies from the merger will not be realized, or will not be realized within the expected time period;

•	our ability to raise future capital as needed to fund its operations and business plan;

•	the risk that the businesses of Cover-All and Majesco will not be integrated successfully;

•	the risk that unexpected costs will be incurred in connection with the merger;

•	changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters;

•	the potential of the our technology platform;

•	our ability to achieve increased market acceptance for its product and service offerings and penetrate new markets;

•	our ability to protect our intellectual property rights;

•	competition from other providers and products;

•	disruption from the merger making it more difficult to maintain business, customer, supplier and operational relationships;

•	our exposure to additional scrutiny and increased expenses as a result of being a public company that is no longer a small reporting issuer; and

•	our ability to identify and complete acquisitions, manage growth and integrate future acquisitions.

In addition to the risk factors identified elsewhere, various important risks and uncertainties affecting Majesco may cause the actual results of Majesco to differ materially from the results indicated by the forward-looking statement in this report on Form 10-Q, including those factors or conditions described in “Item 1A. Risk Factors” and, without limitation:

•	our financial condition, financing requirements, prospects and cash flow;

•	expectations regarding potential growth and ability to implement short and long-term strategies;

•	the risk of loss of strategic relationships;

•	our ability to compete successfully;

•	dependence on a limited number of key customers;

•	worldwide political, economic or business conditions;

•	changes in technology;

•	changes in laws or regulations affecting the insurance industry in particular;

•	restrictions on immigration;

•	the inability to achieve sustained profitability;

•	the ability to obtain, use or successfully integrate third-party licensed technology;

•	the ability and cost of retaining and recruiting key personnel or the risk of loss of such key personnel;

•	ability to attract new clients and retain them and the risk of loss of large customers;

•	continued compliance with evolving laws;

•	ability to maintain or protect intellectual property;

•	unauthorized disclosure of sensitive or confidential client and customer data and cybersecurity;

•	ability of our customers to internally develop new inventions and competitive products; and

•	diversion of management’s attention to the merger rather than regular operation of the business.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report on Form 10-Q. Majesco disclaims any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

You should also read carefully the factors described in the “Item 1A. Risk Factors” section of this report on Form 10-Q and of our Annual Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

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

Strong customer relationships are a key component of our success given the long-term nature of our contracts and the importance of customer references for new sales. Our customers range from some of the largest global insurance carriers in the industry to startups, specialty, mutual companies and regional carriers. As of June 30, 2015, we served approximately 140 insurance customers on a worldwide basis (after giving effect to our acquisition of the consulting business of Agile and merger with Cover-All).

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

Quarter Ended June 30, 2015 Highlights

A few of our highlights of our quarter ended June 30, 2015 were:

•	Revenues of $23,163 with a gross profit of 48%;

•	$3,151 in research and development expenses;

•	Net gain of $82; and

•	Adjusted EBITDA of $1,202, representing 5.20 % of revenue.

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

For an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the quarter ended June 30, 2015 and June 30, 2014, see “— Results of Operations — Quarter Ended June 30, 2015 (Three Months) Compared to Quarter Ended June 30, 2014 (Three Months).

Agile Asset Acquisition

On January 1, 2015, Majesco consummated the acquisition of substantially all of the assets related to the insurance consulting business of Agile. Agile is a business and technology management consulting firm. Majesco estimates the total consideration for the Agile asset acquisition will amount to approximately $8.5 million, with a total maximum of $9.2 million possible depending on earn-out payments. Of the estimated approximately $8.5 million total consideration, (1) $1.0 million was paid in connection with the execution of the acquisition agreement and $2.0 million was paid in connection with the closing of the acquisition with available cash on hand, (2) approximately $390,000 will be paid in cash as deferred payments over three years to certain former Agile employees who became employees of Majesco in connection with the acquisition and (3) up to $5.1 million will be paid by way of earn-out over three years based on the satisfaction of certain time milestones and performance targets, with maximum potential aggregate earn-out payments of up to $5.8 million if performance targets are exceeded. Majesco funded the consideration for this acquisition and all related costs to date using available cash on hand. Majesco subsequently refinanced a portion of the consideration for this acquisition and related costs through borrowings of approximately $3 million with borrowings under a term loan.

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

Cover-All Merger

On December 14, 2014, we entered into a Merger Agreement with Cover-All pursuant to which Cover-All would merge with and into Majesco, with Majesco as the surviving corporation and Cover-All ceasing its corporate existence. The merger was a stock-for-stock transaction in which each share of Cover-All common stock issued and outstanding immediately prior to the effective time of the merger (other than treasury shares) was automatically cancelled and extinguished and converted into the right to receive 0.21641 shares of common stock of Majesco as the surviving company in the merger. This exchange ratio resulted in holders of issued and outstanding Cover-All common stock and outstanding options and restricted stock units and other equity awards of Cover-All holding in the aggregate approximately 16.5% of the total capitalization of the combined company immediately following consummation of the merger.

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

The merger of Cover-All and Majesco was consummated on June 26, 2015 following approval by the stockholders of Cover-All.

Our success, in the near term, will depend, in large part, on our ability to: (a) successfully integrate Cover-All and the Agile business into our business, (b) build up momentum for new sales, (c) cross-sell to existing customers and (d) exceed customer satisfaction through our state of the art products and solutions.

Inflation

Although we cannot accurately determine the amounts attributable thereto, our net revenues and results of operations have been affected by inflation experienced in the U.S., Indian and other economies in which we operate through increased costs of employee compensation and other operational expenses during the quarter ended June 30, 2015 and June 30, 2014. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. However, there can be no assurance that we will be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Currency Fluctuations

We are affected by fluctuations in currency exchange rates with respect to our contracts. We hedge a substantial portion of our foreign currency exposure. For more information, see “— Quantitative and Qualitative Disclosures about Market Risks.”

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, intangible assets, software development costs, and goodwill.

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

The estimated useful lives of intangible assets are as follows:

Owned Buildings	25 – 30 years

Leasehold Improvements	5 years or over the primary period of lease whichever is less

Computers	2 years

Plant and Equipment	2–5 years

Furniture and Fixtures	5 years

Vehicles	5 years

Office Equipment	2–5 years

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

Change in Fiscal Year End

We changed our fiscal year-end from June 30 to March 31, effective with our fiscal year ended March 31, 2013.

Majesco Reorganization

The historical financial statements and information for Majesco and its subsidiaries presented in this Quarterly Report on Form 10-Q are presented on a consolidated basis giving effect to the Majesco Reorganization as if it had occurred as of the date of the historical balance sheet data presented in such historical financial statements, or as of the beginning of the periods presented in such historical financial statements, as applicable.

Results of Operations

Quarter Ended June 30, 2015 Compared to Quarter Ended June 30, 2014

The following table summarizes our consolidated statements of operations for the quarters ended June 30, 2015 and June 30, 2014, including as a percentage of revenues:

Statement of Operations Data

	Quarter Ended
(U.S. Dollars; dollar amounts in thousands):	June 30, 2015%		June 30, 2014%
Total Revenues	$23,163		$16,882
Total cost of revenues	12,107	52%	10,405	62%
Total gross profit	11,056		6,477
Operating expenses:
Research and development expenses	3,151	14%	2,792	17%
Selling, general and administrative expenses	7,586	33%	5,980	35%
Restructuring costs	228		—
Total operating expenses	10,965		8,772
Income from operations	91		(2,295)
Interest income	10		—
Interest expense	(55)		(34)
Other income (expenses), net	136		321
Income/(Loss) before provision for income taxes	182		(2,008)
Income taxes (benefit)	100		(1,146)
Net income (loss)	$82	-	$(862)	(5)%

The following table represents revenues by each subsidiary and corresponding geographical region:

	Quarters Ended
(U.S. Dollars; dollar amounts in thousands):	June 30, 2015%		June 30, 2014%
Geography: North America
Legal Entity
Majesco	$5,093	26%	$1,441	11%
Majesco Software and Solutions Inc.	13,876	70%	10,583	77%
Vector Insurance Services, LLC(1)	-	-	289	2%
Majesco Canada Ltd., Canada	866	4%	1,343	10%
	$19,835	86%	$13,656	81%

Geography: The United Kingdom
Legal Entity
Majesco UK Limited, UK	$1,964	8%	$1,509	9%

Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$1,150	84%	$1,188	69%
Majesco (Thailand) Co. Ltd., Thailand	-	-	260	15%
Majesco Software and Solutions India Private Limited, India	214	16%	269	16%
	$1,364	6%	$1,717	10%
Total Revenues	$23,163		$16,882

(1) Vector Insurance Services, LLC was merged into Majesco on March 5, 2015.

Revenues

Revenues for the quarter ended June 30, 2015 were $23,163 compared to $16,882 for the quarter ended June 30, 2014 reflecting an increase of 37.21%. The increase in revenues was primarily due to higher sales to property & casualty carriers, and the revenue contribution from the business of Agile Technologies. The previous year was impacted by a reversal of $1,667 due to the termination of a program on account of the internal reprioritization of the IT investment plan of a client.

Gross Profit

Gross profit was $11,056 for the quarter ended June 30, 2015 compared with $6,477 for the quarter ended June 30, 2014, an increase of 70%. The increase in gross profit is primarily due to an increase in revenues due to higher sales to property and casualty carriers, and the revenue contribution from the business of Agile Technologies. The prior year was impacted by a reversal of revenue, referred to above, due to the termination of a program on account of the internal reprioritization of the IT investment plan of a client. Gross profit percentage for the quarter ended June 30, 2015 increased to 47.7% from 38.4% for the quarter ended June 30, 2014.

Salaries and consultant fees were $7,467 for the quarter ended June 30, 2015 compared to $7,204 for the quarter ended June 30, 2014. This represents an increase of 3.65% in salaries and consultant fees. We had 1,993 and 1,650 technical and technical support employees as of June 30, 2015 and 2014, respectively. As a percentage of revenues, salaries and consultant fees decreased from 42.67% for the quarter ended June 30, 2014 to 32.24% for the quarter ended June 30, 2015.

Operating Expenses

Operating expenses were $10,965 for the quarter ended June 30, 2015 compared to $8,772 for the quarter ended quarter June 30, 2014. The increase in operating expenses was primarily due to an increase in selling, general and administrative expenses of $1,607 followed by an increase in restructuring costs of $228 due to the consummation of the Majesco Reorganization and an increase in research and development costs of $359. As a percentage of revenues, operating expenses decreased to 47.34% for the quarter ending June 30, 2015 from 51.96% for the quarter ending June 30, 2014. The decrease in operating expenses, as a percentage of revenues, was a result of higher sales and operating leverage.

Our historical financial statements include expense allocations from Mastek for certain corporate support services, which are recorded within costs of revenue and operating expenses in the consolidated Statements of Operations. The costs were allocated to Majesco using various allocation inputs, such as head count, services rendered, and assets assigned to Majesco. These allocated costs are primarily related to corporate administrative expenses, employee related costs, including gratuity and other benefits, and corporate and shared employees. Where determinations based on utilization were impracticable, we used other methods and criteria that are believed to be reasonable estimates of costs attributable to Majesco. Management believes that the basis used for the allocations is reasonable and reflects the portion of such costs attributed to the Majesco operations; however, the amounts may not be representative of the costs necessary to operate as a separate stand-alone company. Management of Majesco is unable to determine what all such costs would have been had Majesco been independent.

Following the completion of the merger with Cover-All, Majesco is performing these functions using its own resources or purchased services.

Income from Operations

Income/(Loss) from operations was $91 for the quarter ended June 30, 2015 compared to $(2,295) for the quarter ended June 30, 2014. As a percentage of revenues, net income/(Loss) from operations was 0.39% for the quarter ended June 30, 2015 compared to net income of (13.59)% for the quarter ended June 30, 2014.

Other Income

Other income (net) was $136 for the quarter ended June 30, 2015 compared to $321 for the quarter ended June 30, 2014. The decrease is mainly due to the one-time settlement of a claim amounting to $155 in the quarter ended June 30, 2014.

Tax provision

Tax expense was $100 for the quarter ended June 30, 2015 compared to a benefit of $1,146 for the quarter ended June 30, 2014. Our effective tax rate for the quarter ended June 30, 2015 was 55% as compared to (57.07)% for the quarter ended June 30, 2014. The effective tax rate is higher as the Group has not recorded a deferred tax asset on carryforward losses of its subsidiaries and non-deductible intangible assets.

Net Income

Net income/(loss) was $82 for the quarter ended June 30, 2015 compared to net income/(loss) of $(862) for the quarter ended June 30, 2014. Net income/(loss) per share, basic and diluted, was $0.00 and $0.00, respectively, for the quarter ended June 30, 2015 compared to net income/(loss) per share, basic and diluted, of $(0.03) and $(0.03), respectively, for the quarter ended June 30, 2014.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP metric, was $1,202 for the quarter ended June 30, 2015 compared to $(1,283) for the quarter ended June 30, 2014.

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the quarter ended June 30, 2015 and the quarter ended June 30, 2014:

	Quarters ended
(U.S. dollars, in thousands):	June 30, 2015	June 30, 2014
Net Income (loss)	$82	$(862)
Add:
Provision (benefit) for income taxes	100	(1,146)
Depreciation and amortization	883	1,012
Interest expense	55	33
Less:
Interest income	10	—
Other income (expenses), net	136	321
EBITDA	$974	$(1,283)
Add:
Restructuring costs	228	—
Reversal of accrued revenue	—	—
Adjusted EBITDA	1,202	(1,283)
Revenue	23,163	16,882
Adjusted EBITDA as a % of Revenue	5.2%	(7.6)%

Liquidity and Capital Resources

Our cash and cash equivalent and short term investments position was $9,266 at June 30, 2015 and $6,130 at June 30, 2014.

Net cash used by operating activities was $(3,305) for the quarter ended June 30, 2015 and $(3,851) for the quarter ended June 30, 2014.

Net cash generated by investing activities amounted to $3,061 for the quarter ended June 30, 2015 compared to $2,918 for the quarter ended June 30, 2014 due to cash acquired from business combinations in 2015 and sale of investments in 2014.

Net cash generated by financing activities was $3,500 for the quarter ended June 30, 2015, compared to net cash used in financing activities of $(7) for the quarter ended June 30, 2014 due to borrowings under our secured PCFC facility.

In connection with the Majesco Reorganization, Majesco assumed total liabilities of approximately $3,457 related to the India operations being contributed to it and its subsidiaries in the Majesco Reorganization.

We believe our cash flows from operations and available borrowings are sufficient to meet our liquidity requirements for the next 12 months, including capital expenditures.

Financing Arrangements

We entered into a secured revolving working capital line of credit facility, together with related security documents (the “Majesco Credit Facility”), with ICICI Bank, New York Branch (“ICICI Bank”) in March 2011 under which the maximum borrowing limit is $5,000. As extended by several extension agreements, the Majesco Credit Facility matures on November 11, 2015. Proceeds from borrowings under the Majesco Credit Facility may be used for working capital. Outstanding principal amounts borrowed under the Majesco Credit Facility are subject to interest at a rate equal to three-month LIBOR plus 350 basis points.

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

Majesco’s obligations under the Majesco Credit Facility are guaranteed by Mastek, subject to the terms and conditions set forth in the related guarantee agreement. Mastek also entered into a subordination agreement with ICICI in connection the Majesco Credit Facility. As of June 30, 2015, we had $5,000 of borrowings outstanding, and were in compliance with all financial covenants, under the Majesco Credit Facility.

In January 2015, we entered into a term loan agreement with PNB for the maximum principal amount of $3,000 together with a related facility letter (the “Majesco Term Loan”). Under the Majesco Term Loan, Majesco is required to provide PNB security in the form of a standby letter of credit from YES Bank in the amount of $3,000 for a three year term (the “SBLC”). The Majesco Term Loan will become due and payable 10 days before the maturity date of the SBLC, subject to an option to extend at the end of such term conditioned on renewal of the SBLC and renegotiation of the interest rate applicable to the Majesco Term Loan. Majesco may utilize the facility for a period exceeding the term described above provided such additional period does not exceed 12 months or the term of effectiveness of the SBLC. Outstanding principal amounts under the Majesco Term Loan are subject to interest at a rate equal to six-month LIBOR plus 275 basis points, subject to modification if PNB, in its reasonable opinion, perceives a change in the risk associated with the facility or in the case of a breach by Majesco, in each case, in accordance with the terms of the Majesco Term Loan. The loan is payable over four installments on August 2, 2016, February 2, 2017, August 2, 2017 and January 29, 2018 in amounts of $375, $375, $375 and $1,875, resepectively. The loan also bears a guarantee fee of .95% of the principal amount annually. Interest for the initial six month period of the Majesco Term Loan was required to be deposited with PNB in advance. Subsequent interest payments are required to be made at the end of each successive six month period following the date of disbursement of the Majesco Term Loan.

Proceeds from the Majesco Term Loan were used to refinance a portion of the consideration related to the Agile asset acquisition. As of June 30, 2015, we are in compliance with all financial covenants under the Majesco Term Loan.

Further, on June 30, 2015, the Group entered into a secured Pre Shipment in Foreign Currency and Post Shipment Credit in Foreign Currency (“PCFC”) facility under which we may request three months pre-export advances and advances against export collection bills. The maximum borrowing limit is $5,656. Interest rate on this PCFC facility is determined at the time of each advance. This PCFC facility has a first pari passu charge over the current assets of the Majesco Software and Solutions India Pvt. Ltd. As of June 30, 2015, the Group had $3,501 of borrowings outstanding under this PCFC facility. Those borrowings bear interest at LIBOR + 150 basis points and are due within 90 days. Those borrowings bear interest at LIBOR + 150 basis points and are due within 90 days. This PCFC facility is available for 12 months and contains covenants and customary events of deafault. As of June 30, 2015 we are in compliance with all covenants of the PCFC facility.

Dividends and Redemption

Majesco has declared and paid a cash dividend on its common stock only for its fiscal year 2000. It has otherwise been our policy to invest earnings in growth rather than distribute earnings as common stock dividends. This policy, is expected to continue, but is subject to regular review by the Board of Directors.

Contractual Obligations

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Annual Report. These contractual obligations are considered by the Company when assessing its liquidity requirements. There have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business. The Company borrowed $3,501 under a PCFC facility and increased its line of credit to $5,000 from $1,470 on March 31, 2015.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Emerging growth company

The Group is an “emerging growth company” under the federal securities laws and is subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken the advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company accounting standards.

Item 3.	Quantitative And Qualitative Disclosures About Market Risks

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We are exposed to market risk primary due to fluctuations in foreign currency exchange rates and interest rates, each as described more fully below. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and investments. We do not use derivative financial instruments to hedge interest rate exposure. Our cash and cash equivalents and investments as of June 30, 2015 were $9,266 and $6,130, respectively.

We invest primarily in highly liquid, money market funds and bank fixed deposits. Because of the short-term nature of the majority of the interest-bearing securities we hold, we believe that a 10% fluctuation in the interest rates applicable to our cash and cash equivalents and investments would not have a material effect on our financial condition or results of operations.

The rate of interest on the Majesco Credit Facility, which was in effect as of June 30, 2015, is variable and is based on LIBOR plus a fixed margin. As of June 30, 2015, we had $5,000 and $3,501 in borrowings outstanding under the Majesco Credit Facility and PCFC facility, respectively, and as such did not have exposure to changes in interest rates in connection with such facilities. Because of the short-term nature of our borrowings, we believe that a 10% fluctuation in the interest rates applicable to our borrowings would not have a material effect on our financial condition or results of operations.

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

We generated approximately 13.45% and 27.06%, respectively, of our gross revenues outside of the United States for the quarters ended June 30, 2015 and 2014. The effect of foreign exchange rate changes on cash and cash equivalents resulted in a loss of $(252) and a gain of $54 for the quarter ended June 30, 2015 and June 30, 2014 , respectively. For the quarter ended June 30, 2015 and June 30, 2014, we had a foreign exchange gain of approximately $93.75 and $16.08, respectively. We estimate that a 10% movement in foreign currency rates would have the effect of creating a foreign exchange rate gain or loss of approximately $233.

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

The aggregate contracted U.S. dollar principal amounts of foreign exchange forward contracts (sell) outstanding as of June 30, 2015 amounted to $22,480. The outstanding forward contracts as of June 30, 2015 mature between 1 month to 23 months. As of June 30, 2015, we estimate that $210, net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings within the subsequent 12 months. The outstanding foreign exchange forward contracts in U.S. dollars as of June 30, 2015 are designated as in hedge relationship and there will be no impact on our statement of operations due to a strengthening or weakening of 10% in the foreign exchange rates.

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

	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of June 30, 2015
Designated as hedging instruments under Cash Flow Hedges (in thousands)
Foreign exchange forward contracts	$30	$331	$15	$22
Total	$30	$331	$15	$22

*	The noncurrent and current portions of derivative assets are included in ‘Other Assets’ and ‘Prepaid Expenses And Other Current Assets’, respectively, and the noncurrent and current portions of derivative liabilities are included in ‘Other Liabilities’ and ‘Accrued Expenses And Other Liabilities’, respectively in the Consolidated Balance Sheet.

For more information on foreign currency translation adjustments and cash flow hedges and other derivative financial instruments, see Notes 7 and 8 to our consolidated financial statements for the quarter ended June 30, 2015.

Item 4.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. Several of the risk factors related to the merger with Cover-All are no longer relevant, as the merger was consummated on June 26, 2015. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Item 5.	Other Information.

On June 30, 2015, Majesco’s wholly-owned subsidiary Majesco Software & Solutions India Private Limited (“Majesco India”) entered into the PCFC facility with Yes Bank Limited under which Majesco India may request three months pre-export advances and advances against export collection bills.  The maximum borrowing limit under this facility is $5,656.  The interest rate under this facility is determined at the time of each advance.  This facility has a first pari passu charge over the current assets of Majesco India and contains covenants and customary events of default provisions.  This facility is available for 12 months.  See Note 6 to the consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 6.	Exhibits.

Exhibit No.	Description

10.32	Form of Non-Qualified Stock Option Award Agreement for the United Kingdom.

10.33	Pre Shipment in Foreign Currency Credit Facility Agreement between Majesco Software & Solutions India Private Limited and Yes Bank Limited, dated June 30, 2015.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1[1]	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL):
(i) Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and March 31, 2015; (ii) Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014 (Unaudited); (iii) Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014 (Unaudited); and (iv) Notes to Consolidated Financial Statements (Unaudited).

1 Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101.1 hereto are not to be deemed “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and are not to be deemed “filed” for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO

Date: August 10, 2015	By:	/s/ Ketan Mehta
Ketan Mehta, President and Chief Executive Officer

Date: August 10, 2015	By:	/s/ Farid Kazani
Farid Kazani, Chief Financial Officer and Treasurer

-39-