Form 10-Q
period 2015-09-30
Majesco
filed 2015-11-03
CIK 1626853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☒      No ☐

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2015
Common Stock, $0.002 par value per share	36,451,357 shares

MAJESCO

INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

●   ●   ●   ●   ●   ●   ●   ●   ●   ●

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

Majesco and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	September 30,	March 31,
	2015	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,541	$6,262
Short term investments	406	270
Restricted cash	325	305
Accounts receivables, net	13,428	7,758
Unbilled accounts receivable	5,548	5,615
Deferred income tax assets	2,413	2,168
Prepaid expenses and other current assets	4,311	2,911
Total current assets	31,972	25,289
Property and equipment, net	2,104	1,173
Intangible assets, net	11,750	3,434
Deferred income tax assets	2,253	2,182
Other assets	172	271
Goodwill	32,675	14,196
Total Assets	$80,926	$46,545
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Capital lease obligations	$157	$17
Loan from bank	7,124	1,470
Accounts payable	2,056	442
Accrued expenses and other liabilities
Related Parties	-	3,520
Others	10,991	8,739
Deferred revenue	5,857	4,826
Total current liabilities	26,185	19,014
Capital lease obligations, net of current portion	162	31
Term loan- bank	2,625	3,000
Other	5,032	3,944
Total Liabilities	$34,004	$25,989
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.002 per share – 50,000,000 shares authorized as of September 30, 2015 and March 31, 2015, NIL shares issued and outstanding as of September 30, 2015 and March 31, 2015	-	-
Common stock, par value $0.002 per share – 450,000,000 shares authorized as of September 30, 2015 and 300,000,000 shares authorized as of March 31, 2015; 36,451,357 shares issued and outstanding as of September 30, 2015 and 30,575,000 shares issued and outstanding as of March 31, 2015	$73	$61
Additional paid-in capital	68,932	39,049
Accumulated deficit	(21,692)	(20,798)
Accumulated other comprehensive (loss) income	(391)	2,244
Total stockholders’ equity	46,922	20,556
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,926	$46,545

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Three Months ended September 30, 2015	Three Months ended September 30, 2014	Six Months ended September 30, 2015	Six Months ended September 30, 2014
Revenue	$28,208	$19,074	$51,371	$35,956
Cost of revenue	15,777	11,685	27,884	22,090
Gross profit	$12,431	$7,389	$23,487	$13,866

Operating expenses
Research and development expenses	$4,238	$2,710	$7,389	$5,502
Selling, general and administrative expenses	9,496	4,500	17,082	10,480
Reorganization costs	237	470	465	470
Total operating expenses	$13,971	$7,680	$24,936	$16,452
Income/(Loss) from operations	$(1,540)	$(291)	$(1,449)	$(2,586)
Interest income	(0)	19	10	19
Interest expense	(73)	7	(128)	(27)
Other income (expenses),net	239	181	375	502
Income /(Loss) before provision for income taxes	$(1,374)	$(84)	$(1,192)	$(2,092)
(Benefit)/Provision for income taxes	(398)	139	(298)	(1,007)
Net Income/(Loss)	$(976)	$(223)	$(894)	$(1,085)
Net income/(loss) attributable to Non-controlling interests	$—	$—	$—	$12
Net Income (Loss) Attributable to Majesco	$(976)	$(223)	$(894)	$(1,097)

Earnings (Loss) per share:
Basic	$(0.03)	$(0.01)	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.01)	$(0.03)	$(0.04)

Weighted average number of common shares outstanding
Basic	36,451,357	30,575,000	33,657,679	30,575,000
Diluted	36,451,357	30,575,000	33,657,679	30,575,000

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(All amounts are in thousands of US Dollars)

	Three Months ended September 30, 2015	Three Months ended September 30, 2014	Six Months ended September 30, 2015	Six Months ended September 30, 2014
Net Loss	$(976)	$(223)	$(894)	$(1,085)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,509)	57	(2,261)	112
Unrealized gains on cash flow hedges	(227)	91	(373)	460
Other comprehensive income (loss)	$(1,736)	$148	$(2,634)	$572
Comprehensive Loss	$(2,712)	$(75)	$(3,528)	$(513)
Comprehensive income attributable to the non-controlling interest	$—	$—	$—	$12
Comprehensive Loss attributable to Majesco	$(2,712)	$(75)	$(3,528)	$(525)

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(All amounts are in thousands of US Dollars)

	Six Months ended September 30, 2015	Six Months ended September 30, 2014
Net cash used from operating activities	$(8,175)	$(5,255)
Net cash flows from investing activities
Purchase of Property and equipment	$(669)	$(262)
Cash (used)/ proceeds from Investments	(136)	3,025
Cash acquired in business combination	$2,990	-
Net cash provided by investing activities	$2,185	$2,763
Net cash flows from financing activities
Payment of Capital lease obligations	(6)	(11)
Repayment of loans	(10,501)	-
Receipt of loan proceeds	15,780	-
Net cash provided /(used) by financing activities	$5,273	$(11)
Effect of foreign exchange rate changes on cash and cash equivalents	(4)	(21)
Net decrease in cash and cash equivalents	$(721)	$(2,524)
Cash and cash equivalents, beginning of the period	6,262	7,016
Cash and cash equivalents at end of the period	$5,541	$4,492

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

1.	DESCRIPTION OF BUSINESS

Majesco (the “Company”) is a global provider of software solutions for the insurance industry. We offer core software solutions for property and casualty (“P&C”) and life and annuity (“L&A”) providers, allowing them to manage policy administration, claims management and billing functions. In addition, we offer a variety of other technology-based solutions that enable organizations to automate business processes and comply with policies and regulations across their organizations. Our solutions enable customers to respond to evolving market needs and regulatory changes, while improving the efficiency of their core operations, thereby increasing revenues and reducing costs.

Majesco’s customers are insurers, managing general agents and other risk providers from the P&C, L&A and group insurance segments worldwide. Majesco delivers proven software solutions, consulting and services in the core insurance areas such as policy, billing, claims, distribution management, business intelligence/analytics, digital, application management, cloud and more.

Majesco was previously 100% owned (directly or indirectly) by Mastek Ltd. (“Mastek”), a publicly traded limited company domiciled in India whose equity shares are listed on the Bombay Stock Exchange and the National Stock Exchange (India). Mastek underwent a demerger through a scheme of arrangement under India’s Companies Act, 1956 pursuant to which its insurance related business was separated from Mastek’s non-insurance related business and the insurance related operations of Mastek that were not directly owned by Majesco were contributed to Majesco (the “Reorganization”). The Reorganization was completed on June 1, 2015.

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

A proxy statement/registration statement was filed and declared effective by the U.S. Securities and Exchange Commission (“SEC”). Necessary approvals from High Courts in India were obtained for the Reorganization and the shareholders of Cover-All approved the merger at the meeting of shareholders held on June 22, 2015. Majesco consummated the merger on June 26, 2015. Majesco’s common stock was listed on the NYSE MKT and began trading on the NYSE MKT on June 29, 2015. Pursuant to the merger, Cover-All’s stockholders and holders of its options and restricted stock units received equity or equity interests in Majesco representing approximately16.5% of the total capitalization of the combined company in the merger.

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

The consolidated financial statements for fiscal 2015 have been prepared on a ‘carve-out’ basis (assuming the Reorganization had been effected as of July 1, 2012) and are derived from the historical consolidated financial statements and accounting records of Mastek. All material inter-company balances and transactions have been eliminated on combination. The consolidated financial statements reflect the Group’s financial position, results of operations and cash flows in conformity with U.S. GAAP. The consolidated Balance Sheet, consolidated Statement of Operations and consolidated Statement of Cash Flows of the Group may not be indicative of the Group had it been a separate operation during the periods presented, nor are the results stated herein indicative of what the Group’s financial position, results of operations and cash flows may be in the future.

These consolidated financial statements as of March 31, 2015 and for the three and six months ended September 30, 2014 include assets and liabilities that are specifically identifiable or have been allocated to the Group. Costs directly related to the Group have been included in the accompanying financial statements. The Group receives service and support functions from Mastek. The costs associated with these support functions have been allocated relative to Mastek in its entirety, which is considered to be the most meaningful under the circumstances. The costs were allocated to the Group using various allocation inputs, such as head count, services rendered, and assets assigned to the Group. These allocated costs are primarily related to corporate administrative expenses, employee related costs, including gratuity and other benefits, and corporate and shared employees.

The Group considers the expense allocation methodology and results to be reasonable for all periods presented. These allocations may not be indicative of the actual expenses the Group may have incurred as a separate independent public company during the periods presented nor are these costs indicative of what the Group will incur in the future.

Mastek maintained benefit and stock-based compensation programs at the parent company level. After the demerger of Mastek, which became effective with effect from June 1, 2015, the Group employees of Majesco Ltd who participated in those programs, were allotted options of Majesco’s parent company, Majesco Limited, in the same proportion in addition to the existing options of Mastek which these employees already had. The consolidated Balance Sheets do not include any outstanding equity related to the stock-based compensation programs of Mastek but include outstanding equity related to the stock-based compensation programs of Majesco Limited.

The Group’s acquisition costs for the insurance related businesses of Mastek under the Reorganization has been reflected under ‘Accrued expenses and other liabilities — Related Parties’ and ‘Other liabilities — Related Parties’ in the consolidated Balance Sheet as of March 31, 2015. Such costs were paid on July 1, 2015.

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

Our consolidated financial statements include the accounts of Majesco and its wholly owned subsidiaries, Cover-All Systems, Inc., Majesco Canada Ltd., Majesco Software and Solutions Inc., Majesco Sdn. Bhd., Majesco UK Limited, Majesco (Thailand) Co., Ltd. and Majesco Software and Solutions India Private Limited, as of September 30, 2015 and, for Cover-All Systems, Inc., the period subsequent to the merger. All material intercompany balances and transactions have been eliminated in consolidation.

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

Emerging growth company

The Group is an “emerging growth company” under the federal securities laws and is subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Group has taken the advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply fully with public company accounting standards.

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of September 30, 2015 and March 31, 2015:

	As of
	September 30, 2015	March 31, 2015
Assets

Level 2
Derivative financial instruments (included in the following line items in the Condensed Combined balance sheet)
Other assets	$1	$28
Other liabilities	(43)	(15)
Prepaid expenses and other current assets	94	545
Accrued expenses and other liabilities	(72)	(13)
	$(20)	$545
Level 3
Contingent consideration
Other liabilities	$(1,116)	$(989)
Accrued expenses and other liabilities	(818)	(723)
	$(1,934)	$(1,712)
Total	$(1,954)	$(1,167)

The following table presents the change in level 3 instruments:

	As of
	September 30, 2015	March 31, 2015
Opening balance	$(1,712)	$(628)
Additions	-	(1,610)
Total (Losses)/gains recognized in Statement of Operations	(222)	526
Settlements	-	-
Closing balance	$(1,934)	$(1,712)

Contingent consideration pertaining to the acquisition of the consulting business of Agile Technologies, LLC, a New Jersey limited liability company (“Agile”), as of September 30, 2015 has been classified under level 3 as the fair valuation of such contingent consideration has been done using one or more of the significant inputs which are not based on observable market data.

The fair value of the contingent consideration was estimated using a discounted cash flow technique with significant inputs that are not observable in the market. The significant inputs not supported by market activity

Majesco

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

included our probability assessments of expected future cash flows related to our acquisition of the consulting business of Agile during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the asset purchase agreement (the “Agile Agreement”) dated December 12, 2014. The amount of total gains/(losses) included in Statement of Operations that is attributable to change in fair value of contingent consideration arising from the acquisition of the consulting business of Agile were $(222), $(329) and $(101) for the three and six months ended September 30, 2015 and the year ended March 31, 2015 respectively.

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

The Group leases vehicles under capital leases which are stated at the present value of the minimum lease payments. The gross stated amounts for such capital leases are $67 and $74 and related accumulated depreciation recorded under capital leases are $48 and $29, respectively, as of September 30, 2015 and March 31, 2015. At the termination of the leases, the Group has an option to receive title to the assets at no cost or for a nominal payment.

Depreciation expenses in respects of assets held under capital leases was $5 and $10 for the three and six months ended September 30, 2015 compared to $5 and $10 for the three and six months ended September 30, 2014.

The following is a schedule of the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 30, 2015.

Year ended	Amount
2016	$89
2017	155
2018	96
2019	-
2020	-
Total minimum lease payments	$340
Less: Interest portion	21
Present value of net minimum capital leases payments	$319

6.	BORROWINGS

Bank borrowing

The Group borrowed $3,000 in February 2015 to refinance the upfront cash payment made by Majesco for its acquisition of the consulting business of Agile. The loan is expected to be repaid over a period of 3 years. The loan is payable over four installments on August 2, 2016, February 2, 2017, August 2, 2017 and January 29, 2018 in amounts of $375, $375, $375 and $1,875, respectively. The loan bears interest at LIBOR plus 2.75% and guarantees fees of .95% of the principal amount annually. The interest rate in effect as of September 30, 2015 was 3.23%. The interest is payable for six months in advance. The loan has a roll over option at the end of its term subject to renewal of standby letters of credit and re-negotiation of the interest rate. The bank has the right to change the margin over LIBOR if in its reasonable opinion it perceives a change in risk associated with the facility and/or there is a breach of the agreement. For further details regarding the terms and covenants of this term loan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” As of September 30, 2015, the Group was in compliance with the terms of this term loan.

The aggregate amounts of principal payments under this term loan year on year are as follows:

	2015-16	2016-17	2017-18	Total	Current Portion	Long- term Portion
Maturities of Debt	—	750	2,250	3,000	$375	$2,625

Majesco

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

Line of Credit

On November 18, 2014, the Group entered into a secured revolving working capital line of credit facility under which the maximum borrowing limit is $5,000. The interest rate on the credit facility is three-month LIBOR plus 350 basis points. The credit facility is guaranteed by Mastek, subject to the terms and conditions set forth in the guarantee. The credit facility matures on November 11, 2015. As of September 30, 2015 and March 31, 2015, the Group had $3,900 and $1,470 of borrowings outstanding under this credit facility respectively. For further details regarding the terms and covenants of this line of credit facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” As of September 30, 2015, the Group was in compliance with the terms of this facility.

PCFC Facility

On June 30, 2015, the Group entered into a secured Pre Shipment in Foreign Currency and Past Shipment in Foreign Currency (“PCFC”) facility under which the Group may request 3 months pre-export advances and advances against export collection bills. The maximum borrowing limit is $5,656. The interest rate on the PCFC facility is LIBOR plus 150 basis points. The interest rate on this PCFC facility is determined at the time of each advance. This PCFC facility has a first pari passu charge over the current assets of Majesco Software and Solutions India Pvt. Ltd. As of September 30, 2015, the Group had $2,849 of borrowings outstanding under this PCFC facility. For further details regarding the terms and covenants of this PCFC facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” As of September 30, 2015, the Group was in compliance with the terms of this facility.

The outstanding loans as on September 30, 2015 are as follows:

Date of loan	Repayable on	Outstanding as of September 30, 2015	Rate of interest Libor + 1.5%
July 28 , 2015	October 26, 2015	49	1.49%
September 3, 2015	December 02, 2015	300	1.53%
September 9, 2015	December 08, 2015	1,000	1.53%
September 28, 2015	December 27, 2015	1,500	1.53%
Total		$2,849

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information of fair values of derivative financial instruments:

	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of September 30, 2015
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$1	$94	$43	$72
Total	$1	$94	$43	$72

As of March 31, 2015
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$28	$545	$13	$15
	$28	$545	$13	$15

* The noncurrent and current portions of derivative assets are included in ‘Other assets’ and ‘Prepaid expenses and other current assets’, respectively, and the noncurrent and current portions of derivative liabilities are included in ‘Other liabilities’ and ‘Accrued expenses and other liabilities’, respectively, in the consolidated Balance Sheet.

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

The aggregate contracted USD principal amounts of the Group’s foreign exchange forward contracts (sell) outstanding as of September 30, 2015 amounted to $20,310 and as of March 31, 2015 amounted to $22,980, respectively. The outstanding forward contracts as of September 30, 2015 mature between 1 month to 18 months. As of September 30, 2015, the Group estimates that $13, net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

The following table provides information of the amounts of pre-tax gains/(losses) recognized in and reclassified from Accumulated Other Comprehensive Income (“AOCI”) of derivative instruments designated as cash flow hedges:

	Amount of Gain/(Loss) recognized in AOCI (effective portion)	Amount of gain/(Loss) reclassified from AOCI to Statement of Operations (Revenue)
For six month ended September 30, 2015
Foreign exchange forward contracts	$(294)	$50
Total	$(294)	$50

For six month ended September 30, 2014
Foreign exchange forward contracts	$(300)	$(265)
Total	$(300)	$(265)

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component were as follows:

	Three months ended September 30, 2015			Three months ended September 30, 2014
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$1,131	$-	$1,131	$2,266	$—	$2,266
Change in foreign currency translation adjustments	(1,509)	-	(1,059)	55	—	55
Closing balance	$(378)	$-	$(378)	$2,321	$—	$2,321

Unrealized gains/(losses) on cash flow hedges
Opening balance	$324	$(111)	$213	$1,014	$(345)	$669
Unrealized gains/(losses) on cash flow hedges	(294)	100	(194)	451	(154)	297
Reclassified to Revenue	(50)	18	(32)	(313)	107	(206)
Net change	$(344)	$118	$(226)	$138	$(47)	$91
Closing balance	$(20)	$7	$(13)	$1,152	$(392)	$760

Majesco

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Six months ended September 30, 2015			Six months ended September 30, 2014
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$1,883	$-	$1,883	$2,209	$—	$2,209
Change in foreign currency translation adjustments	(2,261)	-	(2,261)	112	—	112
Closing balance	$(378)	$-	$(378)	$2,321	$—	$2,321

Unrealized gains/(losses) on cash flow hedges
Opening balance	$545	$(185)	$360	$455	$(155)	$300
Unrealized gains/(losses) on cash flow hedges	(300)	102	(198)	811	(276)	535
Reclassified to Revenue	(265)	90	(175)	(114)	39	(75)
Net change	$(565)	$192	$(373)	$697	$(237)	$460
Closing balance	$(20)	$7	$(13)	$1,152	$(392)	$760

9.	INCOME TAXES

The Group recognized income tax benefit of ($398) and ($298), respectively, for the three and six months ended September 30, 2015 and recognized income tax provision/(benefit) of $139 and ($1,007), respectively, for the three and six months ended September 30, 2014. The benefit during the three months ended September 30, 2015 is mainly on account of creation of deferred tax assets on the losses and reversal of current tax of one of the subsidiaries during the quarter as compared to profit made during the previous quarter.

The effective tax rate of 29% and 25% respectively, for the three and six months ended September 30, 2015 differs from the statutory US federal income tax rate of 39.3% mainly due to stock based compensation, the impact of different tax jurisdictions and reversal of deferred tax items in the previous periods.

10.	EMPLOYEE STOCK OPTION PLAN

Majesco 2015 Equity Incentive Plan

In the three and six months ended September 30, 2015, we recognized $250 and $297, respectively, compared to $26 and $52, respectively, in the three and six months ended September 30, 2014, of stock-based compensation expense in our consolidated Financial Statements.

In June 2015, the Company adopted the Majesco 2015 Equity Incentive Plan (the “2015 Plan”). Options and stock awards for the purchase of up to 3,877,263 shares may be granted by the Board of Directors to our employees, consultants and directors at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2015 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. On September 30, 2015, an aggregate of 1,877,682 shares were available for grant under the 2015 Plan.

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

-	Expected volatilities are based on peer entities as the historical volatility of the Company’s common stock is limited.

-	In accordance with SAB Topic 14, Majesco uses the simplified method for estimating the expected term when measuring the fair value of employee stock options using the Black-Scholes option pricing model. Majesco believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the criteria established by SAB Topic 14.

-	The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yields for an equivalent term at the time of grant.

-	Majesco does not anticipate paying dividends during the expected term.

2015

Expected volatility	41%–50%
Weighted-average volatility	41%
Expected dividends	0%
Expected term (in years)	3-5
Risk-free interest rate	0.46%

As of September 30, 2015, there was $3,597 of total unrecognized compensation cost related to non-vested share-based compensation arrangements previously granted by the Company. That cost is expected to be recognized over a weighted-average period of 3.7 years.

A summary of the outstanding common stock options under the 2015 Plan is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, September 30, 2015	1,968,054	$4.92 – 7.72	9.03 years	$5.15

Of the stock options outstanding, an aggregate of 165,554 are currently exercisable.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Accounting for Stock Options and Other Stock-Based Compensation. Among other items, ASC 718 requires companies to record the compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our share-based awards include stock options and restricted stock awards. For restricted stock awards, the calculation of compensation expense under ASC 718 is based on the intrinsic value of the grant.

Warrants

As of September 30, 2015, there were warrants to purchase 334,064 shares of common stock outstanding. A summary of the terms of the outstanding warrants as of September 30, 2015 is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, September 30, 2015	334,064	$6.84 – 7.00	1.2	$6.85

Majesco

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

On September 1, 2015, Majesco issued to Maxim Partners LLC a five year warrant to purchase 25,000 shares of common stock of Majesco at an exercise price of $7.00 per share. The warrant was issued in connection with the engagement of the holder to perform certain advisory services to the Group. The number of shares issuable upon exercise of the warrant may be reduced under certain circumstances of non-performance under the services agreement. The warrant may be exercised at any time after September 1, 2016 and will expire, if unexercised, on September 1, 2020. The warrant contains certain anti-dilution adjustment protection in case of certain future issuances of securities, stock dividends, split and other transactions affecting Majesco’s securities. The holder of the warrant is entitled to piggyback registration rights in case of certain registered securities offerings by Majesco.

Majesco Limited Equity Incentives

Certain employees of the Group participate in the Group’s parent company Majesco Limited’s employee stock option plan. The plan termed as “ESOP plan 1”, became effective June 1, 2015, the effective date of demerger of Mastek. Group employee who were having option in the earlier ESOP plan of Mastek have now been given options of Majesco Limited. Under the plan Majesco Limited has also granted fresh options to the employee of Majesco Software and Solutions Limited, a subsidiary of Majesco. Options issued under the plan vest in a graded manner over a maximum period of 4 years and expire within 7 years from the date of vesting. As of September 30, 2015, there was $695 of total unrecognized compensation cost related to non-vested share-based compensation arrangements previously granted by Majesco Limited. That cost is expected to be recognized over a weighted-average period of 4 years.

Majesco Limited calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions:

	2015	2014
Expected volatility	45%-50%	45%-50%
Weighted-average volatility	48.87%	48.94%
Expected dividends	0.04%	2.91%
Expected term (in years)	6 Years	6 Years
Risk-free interest rate	7.78%	7.90%

The summary of outstanding options of Majesco Limited as of September 30, 2015 is as follows:

	Outstanding and Exercisable	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, September 30, 2015	1,969,669	$0.1-$5	10.00	2.61

Of the stock options of Majesco Limited outstanding, an aggregate of 675,284 are currently exercisable.

Majesco Performance Bonus Plan

Majesco established the Majesco Performance Bonus Plan (the “Performance Bonus Plan”). The Performance Bonus Plan is administered by the Compensation Committee of the Board of Directors of Majesco. The purpose of the Performance Bonus Plan is to benefit and advance the interests of the Group, by rewarding selected employees of the Group for their contributions to the Group’s financial success and thereby motivate them to continue to make such contributions in the future by granting performance-based awards that are fully tax deductible to the Group.

Majesco Employee Stock Purchase Plan

Majesco established the Majesco Employee Stock Purchase Plan (the “ESPP”). The ESPP is intended to be qualified under Section 423 of the Internal Revenue Code. If a plan is qualified under Section 423, employees who participate in the plan enjoy certain tax advantages. The ESPP allows employees to purchase shares of our common stock at a discount, without being subject to tax until they sell the shares, and without having to pay any brokerage commissions with respect to the purchases.

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

The ESPP provides employees with the right to purchase shares of common stock through payroll deductions. The total number shares available for purchase under the ESPP is 2,000,000. The ESPP Plan will become effective January 1, 2016.

11.	EARNINGS PER SHARE

The basic and diluted earnings/(loss) per share were as follows:

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014

Net Loss	$(976)	$(223)	$(894)	$(1,085)

Basic weighted average outstanding equity shares	36,451,357	30,575,000	33,657,679	30,575,000

Adjustment for dilutive potential common stock

Options under Majesco 2015 Equity Plan
Dilutive weighted average outstanding equity shares	36,451,357	30,575,000	33,657,679	30,575,000

Earnings per share:
Basic	$(0.03)	$(0.01)	$(0.03)	$(0.04)
Diluted	(0.03)	(0.01)	(0.03)	(0.04)

Basic earnings per share amounts are calculated by dividing net income for the year attributable to common shareholders by the weighted average number of ordinary shares outstanding during the quarter after giving effect to the additional shares issued by Majesco to the shareholders of Cover-All.

Diluted earnings per share amounts are calculated by dividing the net income attributable to common shareholders by the sum of the weighted average number of ordinary shares outstanding during the quarter plus the weighted average number of common shares that would be issued on the conversion of all the dilutive potential common shares into common shares.

The calculation of diluted earnings per share for the three and six months ended September 30, 2015 excluded 2,302,118 shares and options granted to employees, as their inclusion would have been antidilutive.

12.	RELATED PARTIES TRANSACTIONS

On July 1, 2015, in connection with the Reorganization, the Group paid $3,457 to Majesco Limited in consideration for the acquisition of the Majesco Software and Solutions India Private Limited (“MSSIPL”) business.

The following tables summarize the liabilities to related parties:

	As of September 30, 2015	As of March 31, 2015
Reorganization consideration payable to Majesco Limited for MSSIPL business	-	$3,520
	-	$3,520

In connection with the Majesco Reorganization, MSSIPL entered into an operating lease for its operation facilities in Mahape, India, as lessee, with Majesco Limited, Majesco’ s parent company, as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is expected to be $1,218. The lease is effective June 1, 2015.

Majesco

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

MSSIPL also entered into a lease for facilities for its operations in Pune, India, with Mastek as lessor. The approximate aggregate annual rent payable to Mastek under this lease agreement is expected to be $434. The lease is effective June 1, 2015.

	As of September 30, 2015	As of March 31, 2015

Security deposits paid to Majesco Limited by MSSIPL for use of premises	$640	$-
Security deposits paid to Mastek by MSSIPL for use of premises	$145	$-

Rental expenses paid by MSSIPL to Majesco Limited for use of premises for the three months and six months ended September 30, 2015 is $325 and $434, respectively. Rental expenses paid by MSSIPL to Mastek for use of premises for the three months and six months ended September 30, 2015 is $ 87 and $ 109, respectively.

On September 24, 2015, MSSIPL and Mastek (UK) Limited, a wholly owned subsidiary of Mastek,entered into a Joint Venture Agreement (the “Agreement”) pursuant to which the two companies agreed to work together to deliver services to third parties under the terms of the Agreement, which services comprise the delivery of development, integration and support services to third parties by use of Mastek’s development, integration and support methodologies and tools. The Agreement is effective September 24, 2015 and shall remain in force, unless terminated by either party upon three months’ notice in writing to the other of its intention to terminate the Agreement. The consideration for each party’s performance of its obligations under the Agreement shall be the performance of the other’s obligations under the same Agreement, being services to the other. The services shall comprise in the case of Mastek, Mastek’s development, integration and support methodologies and tools and business development services. In the case of MSSIPL, the services shall comprise the provision of leading edge technical expertise and advice. The parties will also exchange technical, business and other information.

13.	STOCKHOLDERS EQUITY

The Company’s amended and restated certificate of incorporation allows it to issue 50,000,000 shares of preferred stock. The preferred stock may be issued in one or more series with such rights, preferences and privileges and restrictions as the board of directors of Majesco may determine from time to time. Presently, Majesco does not have plans to issue any shares of preferred stock.

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

The following table sets forth revenues by country based on the billing address of the customer:

Majesco

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Three Months ended September 30. 2015	Three Months ended September 30. 2014	Six Months ended September 30. 2015	Six Months ended September 30. 2014
USA	$24,707	$15,242	$43,676	$27,555
UK	2,122	1,300	4,086	2,855
Canada	352	359	1,218	1,702
Malaysia	975	1,455	2,125	2,643
Thailand	-	189	-	449
Others	52	529	266	752
	$28,208	$19,074	$51,371	$35,956

The following table sets forth the Group’s property and equipment, net by geographic region:

	As of September 30, 2015,	As of March 31, 2015
USA	$1,156	$474
India	944	698
Canada	1	1
UK	2	—
Malaysia	1	—
	$2,104	$1,173

We provide a significant volume of services to many customers. Therefore, the loss of a significant customer could materially reduce our revenues. The Group had one customer and one customer for the three and six months ended September 30, 2015 and no customer and one customer for the three and six months ended September 30, 2014 that accounted for 10% or more of total revenue. The Group had no customer as of September 30, 2015 and no customer as of September 30, 2014 that accounted for 10% or more of total accounts receivables and unbilled accounts receivable. Presented in the table below is information about our major customers:

	Three months ended September 30, 2015		Three months ended September 30, 2014
	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$2,792	10%	$1,737	9%
Accounts receivables and unbilled accounts receivable	$946	3%	$40	-
Customer B
Revenue	$1,603	6%	$1,547	8%
Accounts receivables and unbilled accounts receivable	$1,355	5%	$815	4%

	Six months ended September 30, 2015		Six months ended September 30, 2014
	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$4,364	10%	$3,947	11%
Accounts receivables and unbilled accounts receivable	$946	2%	$40	-
Customer B
Revenue	$2,969	6%	$2,490	7%
Accounts receivables and unbilled accounts receivable	$1,355	3%	$815	2%

Majesco

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

15.	COMMITMENTS

Capital Commitments

The Group had outstanding contractual commitments of $69 and $81 as of September 30, 2015 and March 31, 2015, respectively, for capital expenditures relating to the acquisition of property, equipment and new network infrastructure.

Operating Leases

The Group leases certain office premises under operating leases. Many of these leases include a renewal option on a periodic basis at the Group’s option, with the renewal periods extending in the range of 2 – 5 years. Rental expense for operating leases amounted to $678 and $1,096 for the three and six months ended September 30, 2015 compared to $217 and $473 for the three and six months ended September 30, 2014, respectively. The schedule for future minimum rental payments over the lease term in respect of operating leases is set out below.

Quarter ended September 30	Amount
2016	$1,498
2017	2,589
2018	2,430
2019	2,382
2020	2,402
Beyond 5 years	310
Total minimum lease payments	$11,611

Facility Leases

In connection with the Majesco Reorganization, MSSIPL entered into an operating lease for its operation facilities in Mahape, India, as lessee, with Majesco Limited, Majesco’ s parent company, as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is expected to be $1,218. The lease is effective June 1, 2015.

MSSIPL also entered into a lease for facilities for its operations in Pune, India, with Mastek as lessor. The approximate aggregate annual rent payable to Mastek under this lease agreement is expected to be $434. The lease is effective June 1, 2015.

16.	ACQUISITION

On December 14, 2014, Majesco entered into a definitive merger agreement with Cover-All. The merger was completed on June 26, 2015. Cover-All licenses and maintains software products for the property/casualty insurance industry throughout the United States and Puerto Rico. Majesco merged with Cover-All to expand its insurance business in the United States.

The following table summarizes the consideration paid in the merger of Cover-All into Majesco and the amounts of identified assets acquired and liabilities assumed at the merger date:

Fair value of consideration transferred
Common stock	$73
Additional paid-in capital	29,647
Total consideration	$29,720

The merger of Cover-All and Majesco was a stock-for-stock merger with each share of Cover-All common stock issued and outstanding immediately prior to the merger converted into the right to receive the number of shares of Majesco common stock multiplied by the exchange ratio. The exchange ratio in the merger was 0.21641. Accordingly, at the closing of the merger, Cover-All in the aggregate represented 16.5% of the total capitalization of the combined company.

In the merger, 5,844,830 shares of Majesco common stock were issued to the shareholders of Cover-All and 197,081 equity incentives were issued to the holders of options and restricted stock units of Cover-All. Consequently, common stock of Majesco is increased by $73 and additional paid in capital is increased by $29,647.

Majesco

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

Recognized amount of identifiable assets acquired and liabilities assumed

Amount
Cash	$2,990
Accounts receivable	1,592
Prepaid expenses and other current assets	629
Property, plant and equipment	454
Other assets	148
Customer contracts	2,410
Customer relationships	4,460
Technology	3,110
Accounts payable	(1,120)
Accrued expenses	(623)
Deferred revenue	(2,515)
Capital lease liability	(294)

Total fair value of assets acquired	11,241
Fair value of consideration paid	29,720
Goodwill	$18,479

The goodwill of $18,479 arising from the merger consists largely of the synergies and economies of scale expected from combining the operations of Majesco and Cover-All. Further, though workforce has been valued, it is not recognized separately, but subsumed in goodwill. Goodwill deductible for tax purpose amounts to Nil.

The changes in the varying amount of goodwill are as follows:

Changes in carrying amount of the goodwill

	As of September 30, 2015	As of March 31, 2015

Opening value	$14,196	11,676
Addition of goodwill related to acquisition	18,479	2,520
Closing value	$32,675	14,196

No impairment loss has been recognised on goodwill.

Details of identifiable intangible assets acquired are as follows:

	Weighted average amortization period (in years)	Amount assigned	Residual value
Customer contracts	3	$2,410	-
Customer relationships	8	4,460	-
Technology	6	3,110	-
Total	6	$9,980	-

Revenues and earnings specific to the Cover-All business for the period June 26, 2015 to June 30, 2015 were $233 and $47, respectively. Revenues and earnings specific to the Cover-All business for the period July 1, 2015 to September 30, 2015 were $5,984 and $875, respectively.

Pro-Forma Financial Information (Unaudited):

The following unaudited pro-forma financial information is presented to illustrate the estimated effect of the Cover-All merger, the related financing of funds and tax effects from these transactions.

Majesco

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

The unaudited pro-forma information for the periods set forth below gives effect to 2015 and 2014 transactions as if they had occurred as of April 1, 2014. Majesco has a fiscal year-end of March 31st and Cover-All has a fiscal year-end of December 31st. The unaudited pro-forma financial information for the six months ended September 30, 2015 and September 30, 2014 reflects the Statement of Operations of Majesco for the six months ended September 30, 2015 and September 30, 2014 and Cover-All for the six months ended September 30, 2015 and September 30, 2014, respectively.

The unaudited pro-forma financial information is presented for illustrative purposes only, and is not necessarily indicative of the financial condition or results of operations of future periods or the financial condition or results of operations that actually would have been realized had the entities been combined during the periods presented.

The following unaudited pro-forma summary presents consolidated information of Majesco as if the business combination had occurred on April 1, 2014:

	Unaudited Pro forma six months ended September 30, 2015	Unaudited Pro forma six months ended September 30, 2014
Revenue	$56,427	$46,168
Earnings	$(693)	$(575)

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with “Selected Financial and Other Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2015 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes for the quarter ended September 30, 2015 included in Part I, Item I of this report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

These forward-looking statements are found at various places throughout this report on Form 10-Q and the other documents referred to and relate to a variety of matters, including, but not limited to, (i) the benefits expected to result from the merger of Cover-All with Majesco, (ii) the business of the combined company following the completion of such merger and (iii) other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and we cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” and elsewhere in this report on Form 10-Q, and in our Annual Report. Important factors that could cause actual results to differ materially from those described in forward-looking statements contained herein include, but are not limited to:

•	the potential value created by the merger of Cover-All with Majesco and the possibility that the projected value creation and efficiencies from the merger will not be realized, or will not be realized within the expected time period;

•	our ability to raise future capital as needed to fund our operations and business plan;

•	the risk that the businesses of Cover-All and Majesco will not be integrated successfully;

•	changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters;

•	the potential of our technology platform;

•	our ability to achieve increased market acceptance for our product and service offerings and penetrate new markets;

•	our ability to protect our intellectual property rights;

•	competition from other providers and products;

•	our exposure to additional scrutiny and increased expenses as a result of being a public company that is no longer a small reporting issuer; and

•	our ability to identify and complete acquisitions, manage growth and integrate future acquisitions.

•	our financial condition, financing requirements, prospects and cash flow;

•	expectations regarding potential growth and ability to implement our short and long-term strategies;

•	the risk of loss of strategic relationships;

•	our ability to compete successfully;

•	our dependence on a limited number of key customers;

•	worldwide political, economic or business conditions;

•	changes in laws or regulations affecting the insurance industry in particular;

•	restrictions on immigration;

•	our inability to achieve sustained profitability;

•	our ability to obtain, use or successfully integrate third-party licensed technology;

•	our ability and cost of retaining and recruiting key personnel or the risk of loss of such key personnel;

•	Our ability to attract new clients and retain them and the risk of loss of large customers;

•	the unauthorized disclosure of sensitive or confidential client and customer data and cybersecurity; and

•	the ability of our customers to internally develop new inventions and competitive products.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report on Form 10-Q. We disclaim any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

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

Strong customer relationships are a key component of our success given the long-term nature of our contracts and the importance of customer references for new sales. Our customers range from some of the largest global insurance carriers in the industry to startups, specialty, mutual companies and regional carriers. As of September 30, 2015, we served approximately 142 insurance customers on a worldwide basis.

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

The license agreements typically range in length from fixed-year terms (which maybe renewable) to perpetual terms. Support services are provided to customers pursuant to multi-year support agreements, and these agreements are typically renewable on an annual basis. We bill customers for license fees in accordance with the terms of the license agreement, with license fees typically payable upon the signing of the agreement and achievement of milestones over the course of a defined period of time. Support fees are payable in advance by the customer on an annualized, quarterly or monthly basis. We primarily derive service revenues from implementation and training services performed for our customers under the terms of a service contract on a time and materials or fixed-price basis.

Three and Six Months Ended September 30, 2015 Highlights

A few of our highlights of our three months ended September 30, 2015 were:

•	Revenues of $28,208 with gross profit of 48%;

•	$4,238 of research and development expenses;

•	Net loss of $976; and

•	Adjusted EBITDA of $56, representing 0.21 % of revenue.

A few of our highlights of our six months ended September 30, 2015 were:

•	Revenues of $51,371 with a gross profit of 43%;

•	$7,389 in research and development expenses;

•	Net loss of $899; and

•	Adjusted EBITDA of $1,258, representing 2.45 % of revenue.

Use of Non-GAAP Financial Measures

In evaluating our business, we consider and use EBITDA as a supplemental measure of operating performance. We define EBITDA as earnings before interest, taxes, depreciation and amortization. We present EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We define Adjusted EBITDA as EBITDA before one-time non-recurring exceptional costs related to the merger with Cover-All and the listing of the Majesco common stock on the NYSE MKT in connection with the merger and an exceptional provision for reversal of accrued revenue in respect of a project in the India-Asia Pacific geography which could potentially be terminated by a client.

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

For an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three and six months ended September 30, 2015 and September 30, 2014, see “— Results of Operations — Three and Six Months Ended September 30, 2015 Compared to Three and Six Months Ended September 30, 2014”.

Agile Asset Acquisition

On January 1, 2015, we acquired substantially all of the assets related to the insurance consulting business of Agile. Agile is a business and technology management consulting firm. We estimate the total consideration for the Agile asset acquisition will amount to approximately $8.5 million, with a total maximum of $9.2 million possible depending on earn-out payments. Of the estimated approximately $8.5 million total consideration, (1) $1.0 million was paid in connection with the execution of the acquisition agreement and $2.0 million was paid in connection with the closing of the acquisition with available cash on hand, (2) approximately $390,000 will be paid in cash as deferred payments over three years to certain former Agile employees who became employees of Majesco in connection with the acquisition and (3) up to $5.1 million will be paid by way of earn-out over three years based on the satisfaction of certain time milestones and performance targets, with maximum potential aggregate earn-out payments of up to $5.8 million if performance targets are exceeded. We funded the consideration for this acquisition and all related costs to date using available cash on hand. Wesubsequently refinanced a portion of the consideration for this acquisition and related costs through borrowings of approximately $3 million under a term loan.

Through the Agile asset acquisition, we acquired the insurance-focused IT consulting business of Agile, as well as business process optimization capabilities and additional technology services including data architecture strategy and services. In connection with this acquisition, over 40 insurance technology professionals and other personnel formerly employed or engaged by Agile became our employees or independent contractors. This acquisition also resulted in the addition of approximately 20 customers to our customer base. In connection with this acquisition, we assumed office leases under which Agile was lessee in New Jersey, Georgia and Ohio, and acquired certain trademarks, service marks, domain names and business process framework of Agile.

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

Inflation

Although we cannot accurately determine the amounts attributable thereto, our net revenues and results of operations have been affected by inflation experienced in the U.S., India and other economies in which we operate through increased costs of employee compensation and other operational expenses during the three and six months ended September 30, 2015 and September 30, 2014. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. However, there can be no assurance that we will be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

We recognize some license revenue upon delivery, provided that collection is determined to be probable and no significant obligations remain. Some license revenues are not accounted separately from software services revenues as professional services are essential to the software functionality and include significant modification or customization to or development of the underlying software code. Since these software arrangements do not qualify as a separate unit of accounting, the software license revenues are recognized using the percentage of completion method. When contracts contain multiple software and software-related elements (for example, software license, maintenance and professional services) wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for post-contract customer support services is established by a stated renewal rates charged in stand-alone sales. VSOE of fair value of hosting services is based upon stand-alone sales of those services. Revenue from support services is recognized ratably over the life of the contract. Revenue from professional consulting services is recognized when the service is provided.

Time and Material Contracts — Professional services revenue consists primarily of revenue received for assisting with the development, implementation of our software, on-site support, and other professional consulting services. In determining whether professional services revenue should be accounted, we look at the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our implementation services, which typically do involve significant customization to or development of the underlying software code; and whether milestones or acceptance criteria exist that affect the realization of the services rendered. Substantially all of our professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Payments received in advance of rendering professional services are deferred and recognized when the related services are performed. Work performed and expenses incurred in advance of invoicing are recorded as unbilled receivables. These amounts are billed in the subsequent month.

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

Revenue is shown net of applicable service tax, sales tax, value added tax and other applicable taxes. We account for reimbursements received for out of pocket expenses incurred as revenues in the combined Statement of Operations.

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

The estimated useful lives of tangible assets are as follows:

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

Results of Operations

Three and Six Months Ended September 30, 2015 Compared to Three and Six Months Ended September 30, 2014

The following table summarizes our consolidated statements of operations for the three and six months ended September 30, 2015 and September 30, 2014, including as a percentage of revenues:

Statement of Operations Data

	Three Months Ended
(U.S. Dollars; dollar amounts in thousands):	September 30, 2015%		September 30, 2014%
Total Revenues	$28,208		$19,074
Total cost of revenues	15,777	56%	11,685	61%
Total gross profit	12,431		7,389
Operating expenses:
Research and development expenses	4,238	15%	2,710	14%
Selling, general and administrative expenses	9,496	34%	4,500	24%
Reorganization costs	237		470	2%
Total operating expenses	13,971		7,680
Income from operations	(1,540)		(291)
Interest income	(0)		19
Interest expense	(73)		7
Other income (expenses), net	239		181
Income/(Loss) before provision for income taxes	(1,374)		(84)
Income taxes (benefit)	(398)		139
Net income (loss)	$(976)	(3)%	$(223)	(1)%

	Six Months Ended
(U.S. Dollars; dollar amounts in thousands):	September 30, 2015%		September 30, 2014%
Total Revenues	$51,371		$35,956
Total cost of revenues	27,884	54%	22,090	61%
Total gross profit	23,487		13,866
Operating expenses:
Research and development expenses	7,389	14%	5,502	15%
Selling, general and administrative expenses	17,082	33%	10,480	29%
Reorganization costs	465		470	1%
Total operating expenses	24,936		16,452
Income from operations	(1,449)		(2,586)
Interest income	10		19
Interest expense	(128)		(27)
Other income (expenses), net	375		502
Income/(Loss) before provision for income taxes	(1,192)		(2,092)
Income taxes (benefit)	(298)		(1,007)
Net income (loss)	$(894)	(2)%	$(1,085)	(3)%

The following table represents revenues by each subsidiary and corresponding geographical region:

	Three Months Ended
(U.S. Dollars; dollar amounts in thousands):	September 30, 2015%		September 30, 2014%
Geography: North America
Legal Entity
Majesco	$5,970	21%	$3,367	18%
Majesco Software and Solutions Inc.	12,520	45%	11,780	61%
Vector Insurance Services, LLC(1)	-	-	96	1%
Majesco Canada Ltd., Canada	352	1%	359	2%
Cover-All Systems Inc.	6,217	22%	-	-
	$25,059	89%	$15,602	82%
Geography: The United Kingdom
Legal Entity
Majesco UK Limited, UK	$2,122	8%	$1,346	7%
Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$975	3%	$1,455	7%
Majesco (Thailand) Co. Ltd., Thailand	-	-	189	1%
Majesco Software and Solutions India Private Limited, India	52	-	482	3%
	$1,027	3%	$2,126	11%
Total Revenues	$28,208		$19,074

	Six Months Ended
(U.S. Dollars; dollar amounts in thousands):	September 30, 2015%		September 30, 2014%
Geography: North America
Legal Entity
Majesco	$11,063	22%	$4,808	13%
Majesco Software and Solutions Inc.	26,396	51%	22,363	62%
Vector Insurance Services, LLC(1)	-	-	385	1%
Majesco Canada Ltd., Canada	1,218	2%	1,702	5%
Cover-All Systems Inc.	6,217	12%	-	-
	$44,894	87%	$29,258	81%

Geography: The United Kingdom
Legal Entity
Majesco UK Limited, UK	$4,086	8%	$2,855	8%

Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$2,125	4%	$2,643	8%
Majesco (Thailand) Co. Ltd., Thailand	-	-	449	1%
Majesco Software and Solutions India Private Limited, India	266	1%	751	2%
	$2,391	5%	$3,843	11%
Total Revenues	$51,371		$35,956

(1) Vector Insurance Services, LLC was merged into Majesco on March 5, 2015.

Revenues

Revenues for the three months ended September 30, 2015 were $28,208 compared to $19,074 for the three months ended September 30, 2014 reflecting an increase of 47.89%. The increase in revenues was primarily due to higher sales to property & casualty carriers, and the revenue contribution from the businesses of Agile and Cover-All of $8,183.

Revenues for the six months ended September 30, 2015 were $51,371 compared to $35,956 for the six months ended September 30, 2014 reflecting an increase of 42.87%. The increase in revenues was primarily due to higher sales to property & casualty carriers, and the revenue contribution from the businesses of Agile and Cover-All of $10,716. The previous year was also impacted by a reversal of $1,667 due to the termination of a program on account of the internal reprioritization of the IT investment plan of a client.

Gross Profit

Gross profit was $12,431 for the three months ended September 30, 2015 compared with $7,389 for the three months ended September 30, 2014, an increase of 68%. The increase in gross profit is primarily due to an increase in revenues due to higher sales to property and casualty carriers, and the revenue contribution from the businesses of Agile and Cover-All. Gross profit percentage for the three months ended September 30, 2015 increased to 44% from 39% for the three months ended September 30, 2014.

Gross profit was $23,487 for the six months ended September 30, 2015 compared with $13,866 for the six months ended September 30, 2014, an increase of 69%. The increase in gross profit is primarily due to an increase in revenues due to higher sales to property and casualty carriers, and the revenue contribution from the businesses of Agile and Cover-All. The prior year was also impacted by a reversal of revenue, referred to above, due to the termination of a program on account of the internal reprioritization of the IT investment plan of a client. Gross profit percentage for the six months ended September 30, 2015 increased to 46% from 39%

for the six months ended September 30, 2014.

Salaries and consultant fees were $12,451 for the three months ended September 30, 2015 compared to $8,105 for the three months ended September 30, 2014. This represents an increase of 53.62% in salaries and consultant fees. We had 2,062 and 1,850 technical and technical support employees as of September 30, 2015 and 2014, respectively. As a percentage of revenues, salaries and consultant fees increased from 42.49% for the three months ended September 30, 2014 to 44.14% for the three months ended September 30, 2015.

Salaries and consultant fees were $19,918 for the six months ended September 30, 2015 compared to $15,309 for the six months ended September 30, 2014. This represents an increase of 30.11% in salaries and consultant fees. As a percentage of revenues, salaries and consultant fees decreased from 42.58% for the six months ended September 30, 2014 to 38.77% for the six months ended September 30, 2015.

Operating Expenses

Operating expenses were $13,971 for the three months ended September 30, 2015 compared to $7,680 for the three months ended quarter September 30, 2014. The increase in operating expenses was primarily due to an increase in selling, general and administrative expenses of $4,996 offset by a decrease in reorganization costs of $237 due to the consummation of the Majesco Reorganization, and an increase in research and development costs of $1,528. As a percentage of revenues, operating expenses increased to 50% for the three months ended September 30, 2015 from 40% for the three months ended September 30, 2014. The increase in operating expenses, as a percentage of revenues, was a result of lower sales and operating leverage.

Operating expenses were $24,936 for the six months ended September 30, 2015 compared to $16,452 for the six months ended September 30, 2014. The increase in operating expenses was primarily due to an increase in selling, general and administrative expenses of $6,602 offset by a decrease in reorganization costs of $5 due to the consummation of the Majesco Reorganization, and an increase in research and development costs of $1,887. As a percentage of revenues, operating expenses increased to 49% for the six months ended September 30, 2015 from 46% for the six months ended September 30, 2014. The increase in operating expenses, as a percentage of revenues, was a result of lower sales and operating leverage.

Our prior year historical financial statements include expense allocations from Mastek for certain corporate support services, which are recorded within costs of revenue and operating expenses in the consolidated Statements of Operations. The costs were allocated to Majesco using various allocation inputs, such as head count, services rendered, and assets assigned to Majesco. These allocated costs are primarily related to corporate administrative expenses, employee related costs, including gratuity and other benefits, and corporate and shared employees. Where determinations based on utilization were impracticable, we used other methods and criteria that are believed to be reasonable estimates of costs attributable to Majesco. Management believes that the basis used for the allocations is reasonable and reflects the portion of such costs attributed to the Majesco operations; however, the amounts may not be representative of the costs necessary to operate as a separate stand-alone company. Management of Majesco is unable to determine what all such costs would have been had Majesco been independent.

Following the completion of the merger with Cover-All, Majesco is performing these functions using its own resources or purchased services.

Income from Operations

Loss from operations was $1,540 for the three months ended September 30, 2015 compared to $ 291 for the three months ended September 30, 2014. As a percentage of revenues, net loss from operations was 5% for the three months ended September 30, 2015 compared to net loss of 2% for the three months ended September 30, 2014 because of an increase in our investments in research and development and sales and marketing in the three months ended September 30, 2015.

Loss from operations was $ 1,449 for the six months ended September 30, 2015 compared to $ 2,586 for the six months ended September 30, 2014. As a percentage of revenues, net loss from operations was 3% for the six months ended September 30, 2015 compared to net loss of 7% for the six months ended September 30, 2014 because of the revenue contribution from the businesses of Agile and Cover-All offset by our investments in research and development and sales and marketing in the six months ended September 30, 2015.

Other Income

Other income (net) was $239 for the three months ended September 30, 2015 compared to $181 for the three months ended September 30, 2014. The increase is mainly due to the exchange gain in the three months ended September 30, 2015.

Other income (net) was $375 for the six months ended September 30, 2015 compared to $502 for the six months ended September 30, 2014. The decrease is mainly due to the one-time settlement of a claim amounting to $155 in the six months ended September 30, 2014.

Tax provision

We recognized income tax benefit of $398 and $298, respectively, for the three and six months ended September 30, 2015 and recognised income tax provision/(benefit) of $139 and ($1,007), respectively, for the three and six months ended September 30, 2014. The benefit during the quarter is mainly on account of creation of deferred tax assets on the losses and reversal of current tax of one of our subsidiaries during the quarter ended September 30, 2015 as compared to profit made during the previous quarter.

The effective tax rate of 29% and 25% respectively, for the three and six months ended September 30, 2015 differs from the statutory US federal income tax rate of 39.3% mainly due to stock based compensation, the impact of different tax jurisdictions and reversal of deferred tax created during previous periods.

Net Income

Net loss was $ 976 for the three months ended September 30, 2015 compared to net loss of $ 223 for the three months ended September 30, 2014. Net loss per share, basic and diluted, was $ 0.03 and $0.03, respectively, for the three months ended September 30, 2015 compared to net loss per share, basic and diluted, of $ 0.01 and $0.01, respectively, for the three months ended September 30, 2014.

Net loss was $ 894 for the six months ended September 30, 2015 compared to net loss of $ 1,097 for the six months ended September 30, 2014. Net loss per share, basic and diluted, was $0.03 and $0.03, respectively, for the six months ended September 30, 2015 compared to net loss per share, basic and diluted, of $0.04 and $0.04, respectively, for the six months ended September 30, 2014.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP metric, was $56 and $1,258 for the three and six months ended September 30, 2015 compared to $809 and $(474) for the three and six months ended September 30, 2014.

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three and six months ended September 30, 2015 and the three and six months ended September 30, 2014:

	Three Months ended		Six Months Ended
(U.S. dollars, in thousands):	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Income (loss)	$(976)	$(223)	$(894)	$(1,085)
Add:
Provision (benefit) for income taxes	(398)	139	(298)	(1,007)
Depreciation and amortization	1,070	630	1,953	1,642
Interest expense	73	(7)	128	27
Less:
Interest income	0	(19)	(10)	(19)
Other income (expenses), net	(239)	(181)	(375)	(502)
EBITDA	$(470)	$339	$504	$(944)
Add:
Reorganization costs	237	470	465	470
Stock-based Compensation	289		289
Reversal of accrued revenue	—	—	—	—
Adjusted EBITDA	56	809	1,258	(474)
Revenue	28,208	19,074	51,371	35,956
Adjusted EBITDA as a % of Revenue	0.20%	4.24%	2.45%	(1.31)%

Liquidity and Capital Resources

Our cash and cash equivalent and short term investments position was $5,947 at September 30, 2015 and $4,492 at September 30, 2014.

Net cash used by operating activities was $(8,175) for the six months ended September 30, 2015 and $(5,255) for the six months ended September 30, 2014.

Net cash generated by investing activities amounted to $2,185 for the six months ended September 30, 2015 compared to $2,763 for the six months ended September 30, 2014 due to cash acquired from business combinations in 2015 and sale of investments in 2014.

Net cash generated by financing activities was $5,272 for the six months ended September 30, 2015, compared to net cash used in financing activities of $(11) for the six months ended September 30, 2014 due to borrowings under our secured PCFC facility.

In connection with the Majesco Reorganization, during the current quarter Majesco paid $3,457 to purchase the business of MSSIPL from Majesco Limited in the Majesco Reorganization.

We believe our cash flows from operations and available borrowings are sufficient to meet our liquidity requirements for the next 12 months, including capital expenditures.

Financing Arrangements

We entered into a secured revolving working capital line of credit facility, together with related security documents (the “Majesco Credit Facility”), with ICICI Bank, New York Branch (“ICICI Bank”) in March 2011 under which the maximum borrowing limit is $5,000. As extended by several extension agreements, the Majesco Credit Facility matures on November 11, 2015. We are currently in discussion with the lenders to extend this revolving working capital line of credit. Proceeds from borrowings under the Majesco Credit Facility may be used for working capital. Outstanding principal amounts borrowed under the Majesco Credit Facility are subject to interest at a rate equal to three-month LIBOR plus 350 basis points.

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

Majesco’s obligations under the Majesco Credit Facility are guaranteed by Mastek subject to the terms and conditions set forth in the related guarantee agreement. Mastek also entered into a subordination agreement with ICICI in connection the Majesco Credit Facility. As of September 30, 2015, we had $3,900 of borrowings outstanding, and were in compliance with all financial covenants, under the Majesco Credit Facility.

In January 2015, we entered into a term loan agreement with PNB for the maximum principal amount of $3,000 together with a related facility letter (the “Majesco Term Loan”). Under the Majesco Term Loan, Majesco is required to provide PNB security in the form of a standby letter of credit from YES Bank in the amount of $3,000 for a three year term (the “SBLC”). The Majesco Term Loan will become due and payable 10 days before the maturity date of the SBLC, subject to an option to extend at the end of such term conditioned on renewal of the SBLC and renegotiation of the interest rate applicable to the Majesco Term Loan. Majesco may utilize the facility for a period exceeding the term described above provided such additional period does not exceed 12 months or the term of effectiveness of the SBLC. Outstanding principal amounts under the Majesco Term Loan are subject to interest at a rate equal to six-month LIBOR plus 275 basis points, subject to modification if PNB, in its reasonable opinion, perceives a change in the risk associated with the facility or in the case of a breach by Majesco, in each case, in accordance with the terms of the Majesco Term Loan. The loan is payable over four installments on August 2, 2016, February 2, 2017, August 2, 2017 and January 29, 2018 in amounts of $375, $375, $375 and $1,875, respectively. The loan also bears a guarantee fee of .95% of the principal amount annually. Interest for the initial six month period of the Majesco Term Loan was required to be deposited with PNB in advance. Subsequent interest payments are required to be made at the end of each successive six month period following the date of disbursement of the Majesco Term Loan.

Proceeds from the Majesco Term Loan were used to refinance a portion of the consideration related to the Agile asset acquisition. As of September 30, 2015, we had $3,000 in borrowings and are in compliance with all financial covenants under the Majesco Term Loan.

On June 30, 2015, we entered into a secured Pre Shipment in Foreign Currency and Post Shipment Credit in Foreign Currency (“PCFC”) facility under which we may request three months pre-export advances and advances against export collection bills. The maximum borrowing limit is $5,656. Interest rate on this PCFC facility is determined at the time of each advance. This PCFC facility has a first pari passu charge over the current assets of MSSIPL. As of September 30, 2015, we had $2,849 of borrowings outstanding under this PCFC facility. Those borrowings bear interest at LIBOR plus 150 basis points and are due within 90 days. This PCFC facility is available for 12 months and contains covenants and customary events of default. As of September 30, 2015 we are in compliance with all covenants of the PCFC facility.

Dividends and Redemption

Majesco has declared and paid a cash dividend on its common stock only for its fiscal year 2000. It has otherwise been our policy to invest earnings in growth rather than distribute earnings as common stock dividends. This policy, is expected to continue, but is subject to regular review by our Board of Directors.

Contractual Obligations

In the normal course of our business, we are party to a variety of contractual obligations as summarized in our Annual Report. These contractual obligations are considered by us when assessing our liquidity requirements. There have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business. We borrowed $2,849 under the PCFC facility and increased our line of credit to $3,900 at September 30, 2015 from $1,470 on March 31, 2015.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Emerging growth company

We are an “emerging growth company” under the federal securities laws subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken the advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply fully with public company accounting standards.

Item 3.             Quantitative And Qualitative Disclosures About Market Risks

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We are exposed to market risk primarily due to fluctuations in foreign currency exchange rates and interest rates, each as described more fully below. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and investments. We do not use derivative financial instruments to hedge our interest rate exposure. Our cash and cash equivalents and investments as of September 30, 2015 were $5,541 and $406, respectively.

We invest primarily in highly liquid, money market funds and bank fixed deposits. Because of the short-term nature of the majority of the interest-bearing securities we hold, we believe that a 10% fluctuation in the interest rates applicable to our cash and cash equivalents and investments would not have a material effect on our financial condition or results of operations.

The rate of interest on the Majesco Credit Facility, Majesco Term Loan and PCFC facility which were in effect as of September 30, 2015, are variable and are based on LIBOR plus a fixed margin As of September 30, 2015, we had $3,900 and $2,849 in borrowings outstanding under the Majesco Credit Facility and PCFC facility, respectively. We also had $3,000 borrowings under the Majesco Term Loan. Because of the short-term nature of our borrowings, we believe that a 10% fluctuation in the interest rates applicable to our borrowings would not have a material effect on our financial condition or results of operations.

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

We generated approximately 12.41% and 20.08%, respectively, of our gross revenues outside of the United States for the three months ended September 30, 2015 and 2014 compared to 14.98% and 23.36%, respectively, for the six months ended September 30, 2015 and 2014. The effect of foreign exchange rate changes on cash and cash equivalents resulted in a gain of $248 and a loss of $(75) for the three months ended September 30, 2015 and September 30, 2014, respectively, compared to a loss of $(4) and a loss of $(21) for the six months ended September 30, 2015 and September 30, 2014, respectively. For the three months ended September 30, 2015 and September 30, 2014, we had a foreign exchange gain of approximately $85.54 and $20.42, respectively, compared to a foreign exchange gain of approximately $179.29 and $36.50, respectively, for the six months ended September 30, 2015 and September 30, 2014.

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

The aggregate contracted U.S. dollar principal amounts of foreign exchange forward contracts (sell) outstanding as of September 30, 2015 amounted to $20,310. The outstanding forward contracts as of September 30, 2015 mature between 1 month to 18 months. As of September 30, 2015, we estimate that $14, net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings within the subsequent 12 months. The outstanding foreign exchange forward contracts in U.S. dollars as of September 30, 2015 are designated as in hedge relationship and there will be no impact on our statement of operations due to a strengthening or weakening of 10% in the foreign exchange rates.

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

	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of September 30, 2015
Designated as hedging instruments under Cash Flow Hedges (in thousands)
Foreign exchange forward contracts	$1	$94	$43	$72
Total	$1	$94	$43	$72

*	The noncurrent and current portions of derivative assets are included in ‘Other Assets’ and ‘Prepaid Expenses And Other Current Assets’, respectively, and the noncurrent and current portions of derivative liabilities are included in ‘Other Liabilities’ and ‘Accrued Expenses And Other Liabilities’, respectively in the Consolidated Balance Sheet.

For more information on foreign currency translation adjustments and cash flow hedges and other derivative financial instruments, see Notes 7 and 8 to our consolidated financial statements for the three and six months ended September 30, 2015.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

On September 1, 2015, Majesco issued to Maxim Partners LLC a five year warrant to purchase 25,000 shares of common stock of Majesco at an exercise price of $7.00 per share. The warrant was issued in connection with the engagement of the holder to perform certain advisory services to the Group. The number of shares issuable upon exercise of the warrant may be reduced under certain circumstances of non-performance under the services agreement. The warrant may be exercised at any time after September 1, 2016 and will expire, if unexercised, on September 1, 2020. The warrant contains certain anti-dilution adjustment protection in case of certain future issuances of securities, stock dividends, split and other transactions affecting Majesco’s securities. The holder of the warrants is entitled to piggyback registration rights in case of certain registered securities offerings by Majesco. The warrant was issued under the private placement exemption of Section 4(a)(2) under the Securities Act of 1933, as amended, to an accredited investor.

Item 6.          Exhibits.

Exhibit No.	Description

10.1	Stock Purchase Warrant, dated September 1, 2015, issued to Maxim Partners LLC.

10.2	Joint Venture Agreement dated September 24, 2015, between Mastek (UK) Limited and Majesco Software and Solutions India Private Limited. (incorporated by reference from Majesco’s current report on form 8-K filed on September 28, 2015).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1[1]

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL):

(i) Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and March 31, 2015; (ii) Consolidated Statements of Operations for the three and six months ended September 30, 2015 and 2014 (Unaudited); (iii) Consolidated Statements of Cash Flows for the six months ended September 30, 2015 and 2014 (Unaudited); and (iv) Notes to Consolidated Financial Statements (Unaudited).

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

MAJESCO

Date: November 3, 2015	By:	/s/ Ketan Mehta
Ketan Mehta, President and Chief Executive Officer

Date: November 3, 2015	By:	/s/ Farid Kazani
Farid Kazani, Chief Financial Officer and Treasurer

-40-