Form 10-Q
period 2015-12-31
Majesco
filed 2016-01-29
CIK 1626853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number: 001-37466

Majesco

(Exact Name of Registrant as Specified in Its Charter)

California (State or other jurisdiction of incorporation or organization)	77-0309142 (IRS Employer Identification No.)

412 Mount Kemble Ave. Suite 110C Morristown, NJ 07960 (Address of principal executive offices)	10001 (Zip code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 22, 2016
Common Stock, $0.002 par value per share	36,451,357 shares

 MAJESCO

●   ●   ●   ●   ●   ●   ●   ●   ●   ●

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

Majesco and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	December 31,	March 31,
	2015	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,864	$6,262
Short term investments	869	270
Restricted cash	370	305
Accounts receivables, net	13,818	7,758
Unbilled accounts receivable	6,338	5,615
Deferred income tax assets	1,335	2,168
Prepaid expenses and other current assets	3,690	2,911
Total current assets	35,284	25,289
Property and equipment, net	2,160	1,173
Intangible assets, net	10,985	3,434
Deferred income tax assets	4,358	2,182
Other assets	414	271
Goodwill	32,275	14,196
Total Assets	$85,476	$46,545
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Capital lease obligations	$138	$17
Loan from bank	9,383	1,470
Accounts payable	1,998	442
Accrued expenses and other liabilities
Related Parties	-	3,520
Others	14,601	8,739
Deferred revenue	5,973	4,826
Total current liabilities	32,093	19,014
Capital lease obligations, net of current portion	162	31
Term loan- bank	2,625	3,000
Other	4,498	3,944
Total Liabilities	$39,378	$25,989
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.002 per share – 50,000,000 shares authorized as of December 31, 2015 and March 31, 2015, NIL shares issued and outstanding as of December 31, 2015 and March 31, 2015	-	-
Common stock, par value $0.002 per share – 450,000,000 shares authorized as of December 31, 2015 and 300,000,000 shares authorized as of March 31, 2015; 36,451,357 shares issued and outstanding as of December 31, 2015 and 30,575,000 shares issued and outstanding as of March 31, 2015	$73	$61
Additional paid-in capital	69,177	39,049
Accumulated deficit	(22,821)	(20,798)
Accumulated other comprehensive (loss) income	(331)	2,244
Total stockholders’ equity	46,098	20,556
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,476	$46,545

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Three Months ended December 31, 2015	Three Months ended December 31, 2014	Nine Months ended December 31, 2015	Nine Months ended December 31, 2014
Revenue	$29,625	$21,609	$80,996	$57,565
Cost of revenue	17,067	12,033	44,951	34,123
Gross profit	$12,558	$9,576	$36,045	$23,442

Operating expenses
Research and development expenses	$4,244	$2,366	$11,633	$7,868
Selling, general and administrative expenses	10,602	5,095	27,684	15,575
Reorganization costs	-	605	465	1,075
Total operating expenses	$14,846	$8,066	$39,782	$24,518
Income/(Loss) from operations	$(2,288)	$1,510	$(3,737)	$(1,076)
Interest income	3	12	13	31
Interest expense	(113)	(33)	(241)	(60)
Other income (expenses),net	(22)	372	353	874
Income/(Loss) before provision for income taxes	$(2,420)	$1,861	$(3,612)	$(231)
(Benefit)/Provision for income taxes	(1,290)	494	(1,588)	(513)
Net Income/(Loss)	$(1,130)	$1,367	$(2,024)	$282
Net income/(loss) attributable to Non-controlling interests	$—	$3	$—	$15
Net Income (Loss) Attributable to Majesco	$(1,130)	$1,364	$(2,024)	$267

Earnings (Loss) per share:
Basic	$(0.03)	$0.04	$(0.06)	$0.01
Diluted	$(0.03)	$0.04	$(0.06)	$0.01

Weighted average number of common shares outstanding
Basic	36,451,357	30,575,000	34,592,291	30,575,000
Diluted	36,451,357	30,575,000	34,592,291	30,575,000

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)
(All amounts are in thousands of US Dollars)

	Three Months ended December 31, 2015	Three Months ended December 31, 2014	Nine Months ended December 31, 2015	Nine Months ended December 31, 2014
Net Income (Loss)	$(1,130)	$1,367	$(2,024)	$282
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	25	(326)	(2,236)	(213)
Unrealized gains on cash flow hedges	35	(529)	(338)	(70)
Other comprehensive income (loss)	$60	$(855)	$(2,574)	$(283)
Comprehensive Income (Loss)	$(1,070)	$512	$(4,598)	$(1)
Comprehensive income attributable to the non-controlling interest	$—	$3	$—	$15
Comprehensive Income (Loss) attributable to Majesco	$(1,070)	$509	$(4,598)	$(16)

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(All amounts are in thousands of US Dollars)

	Nine Months ended December 31, 2015	Nine Months ended December 31, 2014
Net cash used from operating activities	$(6,094)	$(5,646)
Net cash flows from investing activities
Purchase of Property and equipment	$(934)	$(468)
Purchase of Intangible Assets	(107)	(64)
Cash (used)/ proceeds from Investments	(599)	2,596
Consideration paid on acquisition of Mastek Asia Pacific Pte. Limited	(276)	-
Decrease/(increase) in restricted cash	(65)	(2)
Cash acquired in business combination	$3,203	-
Net cash provided by investing activities	$1,222	$2,062
Net cash flows from financing activities
Payment of Capital lease obligations	19	(16)
Repayment of loans	(18,961)	-
Receipt of loan proceeds	26,499	-
Net cash provided /(used) by financing activities	$7,557	$(16)
Effect of foreign exchange rate changes on cash and cash equivalents	(83)	(137)
Net increase (decrease) in cash and cash equivalents	$2,602	$(3,737)
Cash and cash equivalents, beginning of the period	6,262	7,016
Cash and cash equivalents at end of the period	$8,864	$3,279

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

Majesco, along with its subsidiaries, operates in the United States, Canada, the United Kingdom, Malaysia, Singapore, Thailand and India (hereinafter referred to as the “Group”).

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

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. The March 31, 2015 consolidated balance sheet was derived from our audited combined financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, as filed with the SEC, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

These consolidated financial statements as of March 31, 2015 and for the three and nine months ended December 31, 2014 include assets and liabilities that are specifically identifiable or have been allocated to the Group. Costs directly related to the Group have been included in the accompanying financial statements. The Group receives service and support functions from Mastek. The costs associated with these support functions have been allocated relative to Mastek in its entirety, which is considered to be the most meaningful under the circumstances. The costs were allocated to the Group using various allocation inputs, such as head count, services rendered, and assets assigned to the Group. These allocated costs are primarily related to corporate administrative expenses, employee related costs, including gratuity and other benefits, and corporate and shared employees.

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

c.	Principles of Consolidation

The Group’s consolidated financial statements include the accounts of Majesco and its wholly owned subsidiaries, Cover-All Systems, Inc., Majesco Canada Ltd., Majesco Software and Solutions Inc., Majesco Sdn. Bhd., Majesco UK Limited, Majesco (Thailand) Co., Ltd., Majesco Software and Solutions India Private Limited and Mastek Asia Pacific Pte Ltd., as of December 31, 2015 and, for Cover-All Systems, Inc., the period subsequent to the merger. All material intercompany balances and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which, when effective, will supersede the guidance in former ASC 605, Revenue Recognition. The new guidance requires entities to recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within that year for public companies and effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018 for private companies. Early adoption is not permitted. The Group will adopt this standard for the year ended March 31, 2019 and interim periods of the year ended March 31, 2020. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for the interim and annual reporting periods. The Group is currently evaluating the impact of this standard on its consolidated Financial Statements.

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

In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The FASB issued ASU 2015-16 to simplify US GAAP to require that the acquirer record, in the same period’s financial statements, the effect of changes to provisional, measurement period amounts calculated as if the accounting had been completed at the acquisition date and disclose the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Group does not believe that this updated standard will have a material impact on its consolidated financial statements.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 removes the requirement that deferred tax assets and liabilities be classified as either current or noncurrent in a classified statement of financial position and instead considers deferred tax assets and liabilities to be classified as noncurrent. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Group does not believe that this updated standard will have a material impact on its consolidated financial statements.

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of December 31, 2015 and March 31, 2015:

	As of
	December 31, 2015	March 31, 2015
Assets

Level 2
Derivative financial instruments (included in the following line items in the Condensed Combined balance sheet)
Other assets	$2	$28
Other liabilities	(17)	(15)
Prepaid expenses and other current assets	83	545
Accrued expenses and other liabilities	(36)	(13)
	$32	$545
Level 3
Contingent consideration
Other liabilities	$(1,186)	$(989)
Accrued expenses and other liabilities	(870)	(723)
	$(2,056)	$(1,712)
Total	$(2,024)	$(1,167)

The following table presents the change in level 3 instruments:

	As of
	December 31, 2015	March 31, 2015
Opening balance	$(1,712)	$(628)
Additions	-	(1,610)
Total (Losses)/gains recognized in Statement of Operations	(344)	526
Settlements	-	-
Closing balance	$(2,056)	$(1,712)

Contingent consideration pertaining to the acquisition of the consulting business of Agile Technologies, LLC, a New Jersey limited liability company (“Agile”), as of December 31, 2015 has been classified under level 3 as the fair valuation of such contingent consideration has been done using one or more of the significant inputs which are not based on observable market data.

The fair value of the contingent consideration was estimated using a discounted cash flow technique with significant inputs that are not observable in the market. The significant inputs not supported by market activity included our probability assessments of expected future cash flows related to our acquisition of the consulting business of Agile during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the asset purchase agreement (the “Agile Agreement”) dated December 12, 2014. The amount of total gains/(losses) included in the Consolidated Statement of Operations that is attributable to change in fair value of contingent consideration arising from the acquisition of the consulting business of Agile were $(122), $(344) and $(101) for the three and nine months ended December 31, 2015 and the year ended March 31, 2015, respectively.

The fair value of derivative financial instruments is determined based on observable market inputs and valuation models. The derivative financial instruments are valued based on valuations received from the relevant counter-party (i.e., bank). The fair value of our foreign exchange forward contracts and foreign exchange par forward contracts has been determined as the difference between the forward rate on the reporting date and the forward rate on the original transaction, multiplied by the transaction’s notional amount (with currency matching).

5.	CAPITAL LEASE OBLIGATIONS

The Group leases vehicles under capital leases which are stated at the present value of the minimum lease payments. The gross stated amounts for such capital leases are $44 and $74 and related accumulated depreciation recorded under capital leases are $54 and $29, respectively, as of December 31, 2015 and March 31, 2015. At the termination of the leases, the Group has an option to receive title to the assets at no cost or for a nominal payment.

Depreciation expenses in respects of assets held under capital leases were $5 and $15 for the three and nine months ended December 31, 2015 compared to $5 and $10 for the three and nine months ended December 31, 2014.

The following is a schedule of the future minimum lease payments under our capital leases, together with the present value of these net minimum lease payments as of December 31, 2015.

Year ended	Amount
2016	$168
2017	149
2018	9
2019	9
2020	-
Total minimum lease payments	$335
Less: Interest portion	35
Present value of net minimum capital leases payments	$300

6.	BORROWINGS

Bank borrowing

The Group borrowed $3,000 in February 2015 to refinance the upfront cash payment made by Majesco for its acquisition of the consulting business of Agile. The loan is expected to be repaid over a period of 3 years. The loan is payable over four installments on August 2, 2016, February 2, 2017, August 2, 2017 and January 29, 2018 in amounts of $375, $375, $375 and $1,875, respectively. The loan bears interest at LIBOR plus 2.75% and guarantees fees of .95% of the principal amount annually. The interest rate in effect as of December 31, 2015 was 3.23%. The interest is payable for six months in advance. The loan has a roll over option at the end of its term subject to renewal of standby letters of credit and re-negotiation of the interest rate. The bank has the right to change the margin over LIBOR if in its reasonable opinion it perceives a change in risk associated with the facility and/or there is a breach of the agreement. As of December 31, 2015, the Group was in compliance with the terms of this term loan.

The aggregate amounts of principal payments under this term loan year on year are as follows:

	2015-16	2016-17	2017-18	Total	Current Portion	Long-term Portion
Maturities of Debt	—	750	2,250	3,000	$375	$2,625

Line of Credit

On November 18, 2014, the Group renewed a secured revolving working capital line of credit facility with ICICI Bank Limited (“ICICI’) under which the maximum borrowing limit is $5,000. The interest rate on the credit facility is three-month LIBOR plus 350 basis points. The credit facility is guaranteed by Mastek, subject to the terms and conditions set forth in the guarantee. The credit facility matured on November 11, 2015. On November 20, 2015, Majesco entered into an extension of this credit facility to February 11, 2016. In connection with this extension, Mastek also extended its guarantee of the credit facility. The extension acknowledges and agrees that the line of credit shall continue to be and remain unchanged and in full force and effect in accordance with its terms, repeats its representations and warranties, and confirms that an event of default as defined in the agreement has not occurred and if an event of default has occurred, it is not continuing. The Group paid a processing fee of $6 with this extension. As of December 31,

2015 and March 31, 2015, the Group had $5,000 and $1,470 of borrowings outstanding under this credit facility, respectively. As of December 31, 2015, the Group was in compliance with the terms of this facility.

PCFC Facility

On June 30, 2015, the Group entered into a secured Pre Shipment in Foreign Currency and Past Shipment in Foreign Currency (“PCFC”) facility under which the Group may request 3 months pre-export advances and advances against export collection bills. The maximum borrowing limit is $5,656. The interest rate on the PCFC facility is LIBOR plus 150 basis points. The interest rate on this PCFC facility is determined at the time of each advance. This PCFC facility has a first pari passu charge over the current assets of Majesco Software and Solutions India Pvt. Ltd., a wholly owned subsidiary of Majesco (“MSSIPL”). As of December 31, 2015, the Group had $4,008 of borrowings outstanding under this PCFC facility. As of December 31, 2015, the Group was in compliance with the terms of this PCFC facility.

The outstanding loans under the PCFC facility as of December 31, 2015 are as follows:

Date of loan	Repayable on	Outstanding as of December 31, 2015	Rate of interest (Libor + 1.5%)
November 9, 2015	February 7, 2016	$58	1.84%
November 24, 2015	February 22, 2016	$1,000	1.89%
November 24, 2015	February 22, 2016	$1,000	1.89%
December 29, 2015	March 28, 2016	$1,950	2.10%
Total		$4,008

On July 27, 2015, MSSIPL entered into a Credit Arrangement Letter with ICICI Bank Limited (“ICICI”) for packing credit in foreign currency and post-shipment credit in foreign currency. Under this facility MSSIPL may borrow up to 150 million Indian Rupees (approximately $2,275 at the exchange rate on December 31, 2015) in short term borrowings for working capital, including software and related services. Interest rate on this facility is based on LIBOR plus a margin to be determined at the time of each draw by ICICI. In addition, this facility includes a bank guarantee facility of up to 5 million Indian rupees (approximately $76 at the exchange rate on December 31, 2015) bearing a commission of 0.40% annually plus applicable service tax. This facility has a first pari passu charge over the current assets of MSSIPL. This facility is available until July 8, 2016 and contains covenants and customary events of default. No amounts were borrowed or outstanding under this facility as of December 31, 2015.

On August 28, 2015, MSSIPL entered into a Facility Letter with Standard Chartered Bank for pre-shipment financing and overdraft facilities. Under these facilities, MSSIPL may borrow up to 50 million Indian Rupees (approximately $759 at the exchange rate on December 31, 2015) in short term borrowings. Interest rate on these facilities is based on a base rate or LIBOR plus a margin to be determined at the time of each draw by the lender. These facilities have a first pari passu charge over the current assets of MSSIPL and contain restrictive covenants on MSSIPL, its direct parent and their subsidiaries, including a negative pledge covenant and restrictions on assets sales outside the ordinary course of business or other substantial changes to the business. In addition, any change in ownership or control or merger transaction of MSSIPL, its direct parent or their subsidiaries will require consent from Standard Chartered Bank. Standard Chartered Bank may cancel a loan at any time. These facilities also contain customary events of default provision and indemnification provisions whereby MSSIPL will indemnify Standard Chartered Bank against all losses or damages related to the facilities. In addition, Standard Chartered Bank has a right of first refusal on future hedging transactions, refinaning of the facilities or other similar transactions so long as any amounts remain owed to it under the facilities. MSSIPL is also obligated to reimburse all costs and expenses of Standard Chartered Bank under these facilities. No amounts were borrowed or outstanding under these facilities as of December 31, 2015.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information of fair values of derivative financial instruments:

	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of December 31, 2015
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$2	$83	$17	$36
Total	$2	$83	$17	$36

As of March 31, 2015
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$28	$545	$13	$15
	$28	$545	$13	$15

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

The aggregate contracted principal amounts of the Group’s foreign exchange forward contracts (sell) outstanding as of December 31, 2015 amounted to $15,810 and as of March 31, 2015 amounted to $22,980, respectively. The outstanding forward contracts as of December 31, 2015 mature between 1 month to 15 months. As of December 31, 2015, the Group estimates that $22, net of tax, of the net gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

The following table provides information of the amounts of pre-tax gains/(losses) recognized in and reclassified from Accumulated Other Comprehensive Income (“AOCI”) of derivative instruments designated as cash flow hedges:

	Amount of Gain/(Loss) recognized in AOCI (effective portion)	Amount of gain/(Loss) reclassified from AOCI to Statement of Operations (Revenue)
For nine months ended December 31, 2015
Foreign exchange forward contracts	$78	$25
Total	$78	$25

For nine months ended December 31, 2014
Foreign exchange forward contracts	$230	$(43)
Total	$230	$(43)

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component were as follows:

	Three months ended December 31, 2015			Three months ended December 31, 2014
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$(378)	$-	$(378)	$2,321	$—	$2,321
Change in foreign currency translation adjustments	23	-	23	(326)	—	(326)
Closing balance	$(355)	$-	$(355)	$1,995	$—	$1,995

Unrealized gains/(losses) on cash flow hedges
Opening balance	$(20)	$7	$13	$1,152	$(392)	$760
Unrealized gains/(losses) on cash flow hedges	78	(27)	52	(677)	230	(447)
Reclassified to Revenue	(25)	9	(17)	(126)	43	(83)
Net change	$53	$(18)	$35	$(803)	$273	$(530)
Closing balance	$33	$(11)	$22	$349	$(119)	$230

	Nine months ended December 31, 2015			Nine months ended December 31, 2014
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$1,883	$-	$1,883	$2,208	$—	$2,208
Change in foreign currency translation adjustments	(2,238)	-	(2,238)	(213)	—	(213)
Closing balance	$(355)	$-	$(355)	$1,995	$—	$1,995

Unrealized gains/(losses) on cash flow hedges
Opening balance	$545	$(185)	$360	$455	$(155)	$300
Unrealized gains/(losses) on cash flow hedges	(222)	75	(146)	134	(46)	88
Reclassified to Revenue	(290)	99	(192)	(240)	82	(158)
Net change	$(512)	$174	$(338)	$(106)	$36	$(70)
Closing balance	$33	$(11)	$22	$349	$(119)	$230

9.	INCOME TAXES

The Group recognized income tax benefit of ($1,290) and ($1,588) respectively, for the three and nine months ended December 31, 2015 and recognized income tax provision/(benefit) of $494 and ($513), respectively, for the three and nine months ended December 31, 2014. The benefit during the three months ended December 31, 2015 is mainly on account of creation of deferred tax assets on the losses.

The effective tax rate of 53% and 44% respectively, for the three and nine months ended December 31, 2015 differs from the statutory US federal income tax rate of 39.3% mainly due to stock based compensation, the impact of different tax jurisdictions and reversal of deferred tax created during previous periods.

10.	EMPLOYEE STOCK OPTION PLAN

Majesco 2015 Equity Incentive Plan

In the three and nine months ended December 31, 2015, we recognized $246 and $504, respectively, compared to $26 and $78, respectively, in the three and nine months ended December 31, 2014, of stock-based compensation expense in our consolidated Financial Statements.

In June 2015, the Company adopted the Majesco 2015 Equity Incentive Plan (the “2015 Plan”). Options and stock awards for the purchase of up to 3,877,263 shares may be granted by the Board of Directors to our employees, consultants and directors at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2015 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. On December 31, 2015, an aggregate of 1,786,849 shares were available for grant under the 2015 Plan.

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

As of December 31, 2015, there was $3,468 of total unrecognized compensation costs related to non-vested share-based compensation arrangements previously granted by the Company. That cost is expected to be recognized over a weighted-average period of 3.5 years.

A summary of the outstanding common stock options under the 2015 Plan is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, December 31, 2015	2,056,723	$4.81 – 7.72	8.85 years	$5.13

Of the stock options outstanding, an aggregate of 163,390 are currently exercisable.

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

Warrants

As of December 31, 2015, there were warrants to purchase 334,064 shares of common stock outstanding. A summary of the terms of the outstanding warrants as of December 31, 2015 is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, December 31, 2015	334,064	$ 6.84 – 7.00	1.0	$6.85

On September 1, 2015, Majesco issued to Maxim Partners LLC a five year warrant to purchase 25,000 shares of common stock of Majesco at an exercise price of $7.00 per share. The warrant was issued in connection with the engagement of the holder to perform certain advisory services to the Group. The number of shares issuable upon exercise of the warrant may be reduced under certain circumstances of non-performance under the services agreement. The warrant may be exercised at any time after September 1, 2016 and will expire, if unexercised, on September 1, 2020. The warrant contains certain anti-dilution adjustment protection in case of certain future issuances of securities, stock dividends, split and other transactions affecting Majesco’s securities. The holder of the warrant is entitled to piggyback registration rights in case of certain registered securities offerings by Majesco. Please see Note 17 - Cover-All Short Term Debt for a description of the balance of the outstanding warrants.

Majesco Limited Equity Incentives

Certain employees of the Group participate in the Group’s parent company Majesco Limited’s employee stock option plan. The plan termed as “ESOP plan 1”, became effective June 1, 2015, the effective date of the demerger of Mastek. Group employees who were having options in the earlier ESOP plan of Mastek have now been given options of Majesco Limited. Under the plan, Majesco Limited has also granted newly-issued options to the employees of MSSIPL. Options issued under the plan vest in a graded manner over a maximum period of 4 years and expire within 7 years from the date of vesting. As of December 31, 2015, there was $732 of total unrecognized compensation cost related to non-vested share-based compensation arrangements previously granted by Majesco Limited. That cost is expected to be recognized over a weighted-average period of 4 years.

Majesco Limited calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions:

	2015	2014
Expected volatility	45%-50%	45%-50%
Weighted-average volatility	49.13%	48.94%
Expected dividends	0.00%	2.91%
Expected term (in years)	6 Years	6 Years
Risk-free interest rate	7.65%	7.90%

The summary of outstanding options of Majesco Limited as of December 31, 2015 is as follows:

	Outstanding and Exercisable	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, December 31, 2015	1,987,591	$0.1-$6	10.00	2.61

Of the stock options of Majesco Limited outstanding and held by Group employees, an aggregate of 662,332 are currently exercisable.

Majesco Performance Bonus Plan

Majesco established the Majesco Performance Bonus Plan (the “Performance Bonus Plan”). The Performance Bonus Plan is administered by the Compensation Committee of the Board of Directors of Majesco. The purpose of the Performance Bonus Plan is to benefit and advance the interests of the Group by rewarding selected employees of the Group for their contributions to the Group’s financial success and thereby motivate them to continue to make such contributions in the future by granting them performance-based awards that are fully tax deductible to the Group.

Majesco Employee Stock Purchase Plan

Majesco established the Majesco Employee Stock Purchase Plan (the “ESPP”). The ESPP is intended to be qualified under Section 423 of the Internal Revenue Code. If a plan is qualified under Section 423, employees who participate in the ESPP enjoy certain tax advantages. The ESPP allows employees to purchase shares of Majesco common stock at a discount, without being subject to tax until they sell the shares, and without having to pay any brokerage commissions with respect to the purchases.

The purpose of the ESPP is to encourage the purchase of Majesco common stock by our employees, to provide employees with a personal stake in our business and to help us retain our employees by providing a long range inducement for such employee to remain in our employ.

The ESPP provides employees with the right to purchase shares of common stock through payroll deductions. The total number shares available for purchase under the ESPP is 2,000,000. The ESPP Plan became effective January 1, 2016.

11.	EARNINGS PER SHARE

The basic and diluted earnings/(loss) per share were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014

Net (Loss)/ Income	$(1,130)	$1367	$(2,024)	$282

Basic weighted average outstanding equity shares	36,451,357	30,575,000	34,592,291	30,575,000

Adjustment for dilutive potential common stock

Options under Majesco 2015 Equity Plan	—	—	—	—

Dilutive weighted average outstanding equity shares	36,451,357	30,575,000	34,592,291	30,575,000

Earnings per share:
Basic	$(0.03)	$0.04	$(0.06)	$0.01
Diluted	(0.03)	0.04	(0.06)	0.01

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

The calculation of diluted earnings per share for the three and nine months ended December 31, 2015 excluded 2,390,787 shares and options granted to employees, as their inclusion would have been antidilutive.

12.	RELATED PARTIES TRANSACTIONS

On July 1, 2015, in connection with the Reorganization, the Group paid $3,457 to Majesco Limited in consideration for the acquisition of the Majesco Software and Solutions India Private Limited (“MSSIPL”) business.

The following tables summarize the liabilities to related parties:

	As of December 31, 2015	As of March 31, 2015
Reorganization consideration payable to Majesco Limited for MSSIPL business	-	$3,520
	-	$3,520

In connection with the Majesco Reorganization, MSSIPL entered into an operating lease for its operation facilities in Mahape, India, as lessee, with Majesco Limited, Majesco’ s parent company, as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is expected to be $1,218. The lease is effective June 1, 2015.

MSSIPL also entered into a lease for facilities for its operations in Pune, India, with Mastek as lessor. The approximate aggregate annual rent payable to Mastek under this lease agreement is expected to be $289. The lease is effective June 1, 2015. MSSIPL also entered into a lease for facilities for its operations in Ahmedabad, India, with Mastek as lessor. The approximate aggregate annual rent payable to Mastek under this lease agreement is expected to be $2. The lease was renewed in December 1, 2015 for a new term ending on October 31, 2016.

	As of December 31, 2015	As of March 31, 2015
Security deposits paid to Majesco Limited by MSSIPL for use of Mahape premises	$640	-
Security deposits paid to Mastek by MSSIPL for use of Pune premises	$145	-
Security deposits paid to Mastek by MSSIPL for use of Ahmedabad premises	$455	$455

Rental expenses paid by MSSIPL to Majesco Limited for use of premises for the three months and nine months ended December 31, 2015 is $323 and $754, respectively. Rental expenses paid by MSSIPL to Mastek for use of premises for the three months and nine months ended December 31, 2015 is $82 and $191, respectively.

On September 24, 2015, MSSIPL and Mastek (UK) Limited, a wholly owned subsidiary of Mastek, entered into a Joint Venture Agreement (the “Agreement”) pursuant to which the two companies agreed to work together to deliver services to third parties under the terms of the Agreement, which services comprise the delivery of development, integration and support services to third parties by use of Mastek’s development, integration and support methodologies and tools. The Agreement is effective September 24, 2015 and will remain in force, unless terminated by either party upon three months’ notice in writing to the other of its intention to terminate the Agreement. The consideration for each party’s performance of its obligations under the Agreement is the performance of the other’s obligations under the same Agreement, being services to the other. The services shall comprise in the case of Mastek, Mastek’s development, integration and support methodologies and tools and business development services. In the case of MSSIPL, the services comprise the provision of leading edge technical expertise and advice. The parties will also exchange technical, business and other information.

On October 31, 2015, MAJESCO SDN BHD, a company incorporated under the laws of Malaysia and wholly-owned subsidiary of Majesco (“Majesco Malaysia”), entered into a Share Purchase Agreement with Mastek pursuant to which Majesco Malaysia agreed to purchase from Mastek all of the issued and outstanding shares of Mastek Asia Pacific Pte. Limited, a company incorporated under the laws of Singapore for a total cash purchase consideration of 381,800 Singapore Dollars (USD $276,000). The acquisition closed on November 1, 2015.

On December 2, 2015, Majesco UK Limited, a company registered in England and Wales wholly owned by Majesco (“Majesco UK”), entered into a Services Agreement with Mastek (UK) Limited, a company registered in England and Wales wholly-owned by Mastek (“Mastek UK”), pursuant to which Mastek UK provides certain corporate and operational support services to Majesco UK, including managed office accommodation and facilities; managed office IT infrastructure and networks; and corporate support services, insurance coverage and subscription to professional associations and publications. The charges for these core services will consist of a monthly charge of 13,000 UK Pounds (USD $20,000) and a pass through of actual costs of providing the services. Any support services by Mastek UK staff not included in the core services will be charged on a basis to be determined separately between both parties but before provision of such services. Either party may at any time, by notice in writing to the other party, terminate this agreement for breach or if the other party becomes subject to insolvency issues. Either party for any reason or no reason may terminate this agreement by providing the other party written notice of the termination ninety (90) days in advance. The Services Agreement contains customary representations, warranties and indemnities of the parties. The effective date of this Services Agreement is January 1, 2015. The amount paid for the three and nine months ended December 31, 2015 were $49 and $147 respectively.

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

The following table sets forth revenues by country based on the billing address of the customer:

	Three Months ended December 31. 2015	Three Months ended December 31. 2014	Nine Months ended December 31. 2015	Nine Months ended December 31. 2014
USA	$25,734	$16,763	$69,410	$44,318
UK	2,466	2,168	6,552	5,023
Canada	581	1,151	1,799	2,853
Malaysia	785	1,419	2,910	4,062
Thailand	-	108	-	565
Others	59	-	325	744
	$29,625	$21,609	$80,996	$57,565

The following table sets forth the Group’s property and equipment, net by geographic region:

	As of December 31, 2015,	As of March 31, 2015
USA	$1,133	$474
India	1,025	698
Canada	-	1
UK	1	—
Malaysia	1	—
	$2,160	$1,173

We provide a significant volume of services to a number of significant customers. Therefore, the loss of a significant customer could materially reduce our revenues. The Group had one customer and no customer for the three and nine months ended December 31, 2015 and no customer and one customer for the three and nine months ended December 31, 2014 that accounted for 10% or more of total revenue. The Group had no customer as of December 31, 2015 and no customer as of December 31, 2014 that accounted for 10% or more of total accounts receivables and unbilled accounts receivable. Presented in the table below is information about our major customers:

	Three months ended December 31, 2015		Three months ended December 31, 2014
	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$2,981	10%	$1,803	8%
Accounts receivables and unbilled accounts receivable	$992	5%	$1,295	6%
Customer B
Revenue	$1,625	5%	$1,770	8%
Accounts receivables and unbilled accounts receivable	$637	3%	$40	-

	Nine months ended December 31, 2015		Nine months ended December 31, 2014
	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$7,361	9%	$5,727	10%
Accounts receivables and unbilled accounts receivable	$992	5%	$1,295	6%
Customer B
Revenue	$4,594	6%	$4,251	7%
Accounts receivables and unbilled accounts receivable	$637	3%	$40	-

15.	COMMITMENTS

Capital Commitments

The Group had outstanding contractual commitments of $717 and $81 as of December 31, 2015 and March 31, 2015, respectively, for capital expenditures relating to the acquisition of property, equipment and new network infrastructure.

Operating Leases

The Group leases certain office premises under operating leases. Many of these leases include a renewal option on a periodic basis at the Group’s option, with the renewal periods extending in the range of 2 – 5 years. Rental expense for operating leases amounted to $639 and $1,735 for the three and nine months ended December 31, 2015 compared to $215 and $688 for the three and nine months ended December 31, 2014, respectively. The schedule for future minimum rental payments over the lease term in respect of operating leases is set out below.

Quarter ended December 31,	Amount
2016	$741
2017	2,971
2018	3,241
2019	2,754
2020	2,793
Beyond 5 years	1,747
Total minimum lease payments	$14,247

Facility Leases

In connection with the Majesco Reorganization, MSSIPL entered into an operating lease for its operation facilities in Mahape, India, as lessee, with Majesco Limited, Majesco’ s parent company, as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is expected to be $1,218. The lease is effective June 1, 2015. The amounts paid for the three and nine months ended December 31, 2015 were $323 and $754 respectiverly.

MSSIPL also entered into a lease for facilities for its operations in Pune, India, with Mastek as lessor. The approximate aggregate annual rent payable to Mastek under this lease agreement is expected to be $289. The lease is effective June 1, 2015. The amounts paid for the three and nine months ended December 31, 2015 were $73 and $170 respectively.

MSSIPL also entered into a lease for facilities for its operations in Ahmedabad, India, with Mastek as lessor. The approximate aggregate annual rent payable to Mastek under this lease agreement is expected to be $2. The lease was renewed in December 1, 2015 for a new term ending on October 31, 2016. The amounts paid for the three and nine months ended December 31, 2015 were $0 and $1 respectively.

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

Recognized amount of identifiable assets acquired and liabilities assumed

Amount
Cash	$2,990
Accounts receivable	1,592
Prepaid expenses and other current assets	629
Property, plant and equipment	454
Other assets	148
Customer contracts	2,410
Customer relationships	4,460
Technology	3,110
Defer tax asset on NOL	459
Accounts payable	(1,120)
Accrued expenses	(623)
Deferred revenue	(2,515)
Capital lease liability	(294)

Total fair value of assets acquired	11,700
Fair value of consideration paid	29,720
Goodwill	$18,020

The goodwill of $18,020 arising from the merger consists largely of the synergies and economies of scale expected from combining the operations of Majesco and Cover-All. Further, though workforce has been valued, it is not recognized separately, but subsumed in goodwill. Goodwill deductible for tax purpose amounts to Nil.

On October 31, 2015, Majesco Sdn. Bhd. (MSC) entered into a Share Purchase Agreement with Mastek Limited for the purchase of the issued and authorized shares of Mastek Asia Pacific Pte Limited, Singapore.

Recognized amount of identifiable assets acquired and liabilities assumed

Amount
Cash	$212
Accounts receivable	18
Other assets	1
Accrued expenses	(14)

Total fair value of assets acquired	217
Fair value of consideration paid	276
Goodwill	$59

The following table summarizes the consideration paid to Mastek Limited and the amounts of identified assets acquired and liabilities assumed at the effective date:

The changes in the varying amount of goodwill are as follows:

Changes in carrying amount of the goodwill

	As of December 31, 2015	As of March 31, 2015

Opening value	$14,196	11,676
Addition of goodwill related to acquisition	18,079	2,520
Closing value	$32,275	14,196

No impairment loss has been recognized on goodwill.

Details of identifiable intangible assets acquired are as follows:

	Weighted average amortization period (in years)	Amount assigned	Residual value
Customer contracts	3	$2,410	-
Customer relationships	8	4,460	-
Technology	6	3,110	-
Total	6	$9,980	-

Revenues and earnings specific to the Cover-All business for the period June 26, 2015 to June 30, 2015 were $233 and $47, respectively. Revenues and earnings specific to the Cover-All business for the period July 1, 2015 to December 31, 2015 were $11,182 and $646, respectively.

Pro-Forma Financial Information (Unaudited):

The following unaudited pro-forma financial information is presented to illustrate the estimated effect of the Cover-All merger and Mastek Asia Pacific Pte. Limited acquisition, the related financing of funds and tax effects from these transactions.

The unaudited pro-forma information for the periods set forth below gives effect to 2015 and 2014 transactions as if they had occurred as of April 1, 2014. Majesco has a fiscal year-end of March 31st and Cover-All has a fiscal year-end of December 31st. The unaudited pro-forma financial information for the nine months ended December 31, 2015 and December 31, 2014 reflects the Statement of Operations of Majesco for the nine months ended December 31, 2015 and December 31, 2014 and Cover-All for the nine months ended December 31, 2015 and December 31, 2014, respectively.

The unaudited pro-forma financial information is presented for illustrative purposes only, and is not necessarily indicative of the financial condition or results of operations of future periods or the financial condition or results of operations that actually would have been realized had the entities been combined during the periods presented.

The following unaudited pro-forma summary presents consolidated information of Majesco as if the business combination had occurred on April 1, 2014:

	Unaudited Pro forma nine months ended December 31, 2015	Unaudited Pro forma nine months ended December 30, 2014
Revenue	$86,169	$79,692
Net Income (Loss)	$(1,822)	$1,642

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

17.	SUBSEQUENT EVENTS

On January 26, 2016, Majesco entered into a Second Amendment to Asset Purchase and Sale Agreement (the “Amendment”) amending the Asset Purchase and Sale Agreement by and among Agile Technologies, LLC, a New Jersey limited liability company (the “Seller”), the members of the Seller (the “Members”), and Majesco as Buyer, dated December 12, 2014, and amended on January 1, 2015 (the “Purchase Agreement”) to amend the terms and conditions of the earn-out under the Purchase Agreement.

The Amendment added in the calculation of revenue for purposes of determining the earn-out for 2015 under the Purchase Agreement five percent of the initial order book revenue of Buyer software (intellectual property) deals closed by the Agile Division and 40% of revenue and EBITDA for Data Center of Excellence projects that have been signed in calendar year 2015.

For determining the earn-out for 2016 and 2017, the Amendment provides that the earn-out performance metrics will be determined at the Buyer level and not the Agile Division level and will be based only on revenue and EBITDA goals of Majesco as reported in Majesco’s consolidated financial statements. The Amendment also provides that 50% of the earn-out in the amount of $583,333 will be fixed with the remainder of the earn-out (the “Variable Earn- Out”) payable to Seller on a percentage basis as calculated below only if Majesco achieves 90% of corporate revenue and EBITDA goals for 2016 and 2017. No Variable Earn-Out will be payable for achieving less than 90% of the corporate revenue and EBITDA goals for 2016 and 2017, respectively and any additional earn-out will not exceed 20% of the variable earn-out. For revenue and EBITDA between 90% and 120% of Majesco’s revenue and EBITDA goals, Majesco will pay Seller a Variable Earn-Out calculated on a percentage basis.

The Amendment also adjusts the earn-out periods determination over a period of three years with the first year of the commencing on January 1, 2015 and ending on December 31, 2015; the second year commencing on April 1, 2016 and ending on March 31, 2017; and the third year commencing on April 1, 2017 and ending on March 31, 2018.

In connection with the Amendment, we also amended the employment agreement of certain former Agile executives, including William Freitag, to extend the initial terms of those employment agreements to March 31, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with “Selected Financial and Other Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2015 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes for the quarter ended December 31, 2015 included in Part I, Item I of this report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

These forward-looking statements are found at various places throughout this report on Form 10-Q and the other documents referred to and relate to a variety of matters, including, but not limited to, (i) the benefits expected to result from our acquisitions and the merger of Cover-All with Majesco and (ii) other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and we cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

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

Strong customer relationships are a key component of our success given the long-term nature of our contracts and the importance of customer references for new sales. Our customers range from some of the largest global insurance carriers in the industry to startups, specialty, mutual companies and regional carriers. As of December 31, 2015, we served approximately 146 insurance customers on a worldwide basis.

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

Three and Nine Months Ended December 31, 2015 Highlights

A few of our highlights of our three months ended December 31, 2015 were:

•	Revenues of $29,625 with gross profit of 42%;

•	$4,244 of research and development expenses;

•	Net loss of $1,130; and

•	Adjusted EBITDA of $ (1,081), representing (3.65) % of revenue.

A few of our highlights of our nine months ended December 31, 2015 were:

•	Revenues of $80,996 with a gross profit of 45%;

•	$11,633 in research and development expenses;

•	Net loss of $ 2,024; and

•	Adjusted EBITDA of $177, representing 0.22 % of revenue.

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

For an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three and nine months ended December 31, 2015 and December 31, 2014, see “— Results of Operations — Three and Nine Months Ended December 31, 2015 Compared to Three and Nine Months Ended December 31, 2014”.

Agile Asset Acquisition

On January 1, 2015, we acquired substantially all of the assets related to the insurance consulting business of Agile. Agile is a business and technology management consulting firm. We estimate the total consideration for the Agile asset acquisition will amount to approximately $8.5 million, with a total maximum of $9.2 million possible depending on earn-out payments. Of the estimated approximately $8.5 million total consideration, (1) $1.0 million was paid in connection with the execution of the acquisition agreement and $2.0 million was paid in connection with the closing of the acquisition with available cash on hand, (2) approximately $390,000 will be paid in cash as deferred payments over three years to certain former Agile employees who became employees of Majesco in connection with the acquisition and (3) up to $5.1 million will be paid by way of earn-out over three years based on the satisfaction of certain time milestones and performance targets, with maximum potential aggregate earn-out payments of up to $5.8 million if performance targets are exceeded. We funded the consideration for this acquisition and all related costs to date using available cash on hand. We subsequently refinanced a portion of the consideration for this acquisition and related costs through borrowings of approximately $3 million under a term loan.

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

Inflation

Although we cannot accurately determine the amounts attributable thereto, our net revenues and results of operations have been affected by inflation experienced in the U.S., India and other economies in which we operate through increased costs of employee compensation and other operational expenses during the three and nine months ended December 31, 2015 and December 31, 2014. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. However, there can be no assurance that we will be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Results of Operations

Three and Nine Months Ended December 31, 2015 Compared to Three and Nine Months Ended December 31, 2014

The following table summarizes our consolidated statements of operations for the three and nine months ended December 31, 2015 and December 31, 2014, including as a percentage of revenues:

Statement of Operations Data

	Three Months Ended
(U.S. Dollars; dollar amounts in thousands):	December 31, 2015%		December 31, 2014%
Total revenues	$29,625		$21,609
Total cost of revenues	17,068	58%	12,033	56%
Total gross profit	12,558		9,576
Operating expenses:
Research and development expenses	4,244	14%	2,366	11%
Selling, general and administrative expenses	10,602	36%	5,095	24%
Reorganization costs	-		605
Total operating expenses	14,845		8,066
Income from operations	(2,288)		1,510
Interest income	3		12
Interest expense	(113)		(33)
Other income (expenses), net	(22)		372
Income/(Loss) before provision for income taxes	(2,420)		1,861
Income taxes (benefit)	(1,290)		494
Net income (loss)	$(1,130)	(4)%	$1,367	6%

	Nine Months Ended
(U.S. Dollars; dollar amounts in thousands):	December 31, 2015%		December 31, 2014%
Total revenues	$80,996		$57,565
Total cost of revenues	44,952	55%	34,123	59%
Total gross profit	36,045		23,442
Operating expenses:
Research and development expenses	11,633	14%	7,868	14%
Selling, general and administrative expenses	27,684	34%	15,575	27%
Reorganization costs	465		1,075
Total operating expenses	39,781		24,518
Income from operations	(3,737)		(1,076)
Interest income	13		31
Interest expense	(241)		(60)
Other income (expenses), net	353		874
Income/(Loss) before provision for income taxes	(3,612)		(231)
Income taxes (benefit)	(1,588)		(513)
Net income (loss)	$(2,024)	(2)%	$282	0%

The following table represents revenues by each subsidiary and corresponding geographical region:

	Three Months Ended
(U.S. Dollars; dollar amounts in thousands):	December 31, 2015%		December 31, 2014%
Geography: North America
Legal Entity
Majesco	$6,068	20%	$2,878	13%
Majesco Software and Solutions Inc.	14,468	49%	13,817	64%
Vector Insurance Services, LLC(1)	-	-	67	-
Majesco Canada Ltd., Canada	581	2%	1,151	6%
Cover-All Systems Inc.	5,198	18%	-	-
	$26,315	89%	$17,913	83%
Geography: The United Kingdom
Legal Entity
Majesco UK Limited, UK	$2,466	8%	$2,168	10%
Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$785	3%	$1,419	7%
Majesco (Thailand) Co. Ltd., Thailand	-	-	116	-
Majesco Asia Pacific Pte. Ltd., Singapore(2)	36	-	-	-
Majesco Software and Solutions India Private Limited, India	23	-	(7)
	$844	3%	$1,528	7
Total Revenues	$29,625		$21,609

	Nine Months Ended
(U.S. Dollars; dollar amounts in thousands):	December 31, 2015%		December 31, 2014%
Geography: North America
Legal Entity
Majesco	$17,131	21%	$7,686	13%
Majesco Software and Solutions Inc.	40,864	50%	36,180	63%
Vector Insurance Services, LLC(1)	-	-	452	1%
Majesco Canada Ltd., Canada	1,799	2%	2,853	5%
Cover-All Systems Inc.	11,415	15%	-	-
	$71,209	88%	$47,171	82%

Geography: The United Kingdom
Legal Entity
Majesco UK Limited, UK	$6,552	8%	$5,023	9%

Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$2,910	4%	$4,062	7%
Majesco (Thailand) Co. Ltd., Thailand	-	-	565	1%
Majesco Asia Pacific Pte. Ltd., Singapore(2)	36	-	-	-
Majesco Software and Solutions India Private Limited, India	289	-	744	1%
	$3,235	4%	$5,371	9%
Total Revenues	$80,996		$57,565

(1) Vector Insurance Services, LLC was merged into Majesco on March 5, 2015.

(2) Majesco Asia Pacific Ptd Ltd. was acquired on November 1, 2015.

Revenues

Revenues for the three months ended December 31, 2015 were $29,625 compared to $21,609 for the three months ended December 31, 2014 reflecting an increase of 37.10%. The increase in revenues was primarily due to higher sales to property and casualty carriers, and the revenue contribution from the businesses of Agile and Cover-All of $8,065.

Revenues for the nine months ended December 31, 2015 were $80,996 compared to $57,565 for the nine months ended December 31, 2014 reflecting an increase of 40.7%. The increase in revenues was primarily due to higher sales to property and casualty carriers, and the revenue contribution from the businesses of Agile and Cover-All of $18,693. The previous year was also impacted by a reversal of $1,667 due to the termination of a program on account of the internal reprioritization of the IT investment plan of a client.

Gross Profit

Gross profit was $12,558 for the three months ended December 31, 2015 compared with $9,576 for the three months ended December 31, 2014, an increase of 31.14%. The increase in gross profit is primarily due to an increase in revenues due to higher sales to property and casualty carriers, increased revenue in the life and annuity unit and the revenue contribution from the businesses of Agile and Cover-All. Gross profit percentage for the three months ended December 31, 2015 decreased to 42.4% from 44.3% for the three months ended December 31, 2014 due to the increments effective October 1, 2015 for certain employees, and a one-time additional cost provision account of statutory bonus in India.

Gross profit was $36,045 for the nine months ended December 31, 2015 compared with $23,442 for the nine months ended December 31, 2014, an increase of 53.76%. The increase in gross profit is primarily due to an increase in revenues due to higher sales to property and casualty carriers, and the revenue contribution from the businesses of Agile and Cover-All. The prior year was also impacted by a reversal of revenue, referred to above, due to the termination of a program on account of the internal reprioritization of the IT investment plan of a client. Gross profit percentage for the nine months ended December 31, 2015 increased to 45% from 41% for the nine months ended December 31, 2014.

Salaries and consultant fees were $13,132 for the three months ended December 31, 2015 compared to $8,884 for the three months ended December 31, 2014. This represents an increase of 47.82% in salaries and consultant fees. We had 2,075 and 1,792 technical and technical support employees as of December 31, 2015 and 2014, respectively. As a percentage of revenues, salaries and consultant fees increased from 41.11% for the three months ended December 31, 2014 to 44.33% for the three months ended December 31, 2015.

Salaries and consultant fees were $33,050 for the nine months ended December 31, 2015 compared to $24,193 for the nine months ended December 31, 2014. This represents an increase of 36.61% in salaries and consultant fees. As a percentage of revenues, salaries and consultant fees decreased from 42.03% for the nine months ended December 31, 2014 to 40.80% for the nine months ended December 31, 2015.

Operating Expenses

Operating expenses were $14,845 for the three months ended December 31, 2015 compared to $8,066 for the three months ended December 31, 2014. The increase in operating expenses was primarily due to an increase in selling, general and administrative expenses of $5,507 offset by a decrease in reorganization costs of $605 due to the consummation of the Majesco Reorganization, and an increase in research and development costs of $1,878. As a percentage of revenues, operating expenses increased to 50% for the three months ended December 31, 2015 from 37% for the three months ended December 31, 2014. The increase in operating expenses, as a percentage of revenues, was a result of planned product investments in both property and casualty and life and annuity segments, the cost of our annual customer conference held in October 2015 and the on-boarding cost of outsourced staff of Cover-All in India.

Operating expenses were $39,781 for the nine months ended December 31, 2015 compared to $24,518 for the nine months ended December 31, 2014. The increase in operating expenses was primarily due to an increase in selling, general and administrative expenses of $12,109 offset by a decrease in reorganization costs of $610 due to the consummation of the Majesco Reorganization, and an increase in research and development costs of $3,765. As a percentage of revenues, operating expenses increased to 49% for the nine months ended December 31, 2015 from 43% for the nine months ended December 31, 2014. The increase in operating expenses, as a percentage of revenues, was a result of planned product investments in both property and casualty and life and annuity segments, the cost of our annual customer conference held in October 2015 and the on-boarding cost of outsourced staff of Cover-All in India.

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

Income from Operations

Loss from operations was $2,288 for the three months ended December 31, 2015 compared to profit of $1,510 for the three months ended December 31, 2014. As a percentage of revenues, net loss from operations was 8% for the three months ended December 31, 2015 compared to profit of 7% for the three months ended December 31, 2014 because of the revenue contribution from the businesses of Cover-All and Agile offset by an increase in our investments in research and development and an increase in sales and marketing expenses in the three months ended December 31, 2015.

Loss from operations was $3,737 for the nine months ended December 31, 2015 compared to $1,076 for the nine months ended December 31, 2014. As a percentage of revenues, net loss from operations was 5% for the nine months ended December 31, 2015 compared to net loss of 2% for the nine months ended December 31, 2014 because of the revenue contribution from the businesses of Agile and Cover-All offset by an increase in our investments in research and development and an increase in sales and marketing expenses in the nine months ended December 31, 2015.

Other Income

Other income/(expenses) (net) was $(22) for the three months ended December 31, 2015 compared to $372 for the three months ended December 31, 2014. The decrease is mainly due to the exchange loss in the three months ended December 31, 2015.

Other income (net) was $353 for the nine months ended December 31, 2015 compared to $874 for the nine months ended December 31, 2014. The decrease is mainly due to the one-time settlement of a claim amounting to $155 in the nine months ended December 31, 2014.

Tax provision

We recognized income tax benefit of $1,290 and $1,588, respectively, for the three and nine months ended December 31, 2015 and recognized income tax provision/(benefit) of $494 and ($513), respectively, for the three and nine months ended December 31, 2014. The benefit during the quarter is mainly on account of creation of deferred tax assets on the losses during the quarter ended December 31, 2015.

The effective tax rate of 53% and 44% respectively, for the three and nine months ended December 31, 2015 differs from the statutory US federal income tax rate of 39.3% mainly due to stock based compensation, the impact of different tax jurisdictions and reversal of deferred tax created during previous periods.

Net Income

Net loss was $1,130 for the three months ended December 31, 2015 compared to net profit of $1,364 for the three months ended December 31, 2014.Net loss per share, basic and diluted, was $0.03 and $0.03, respectively, for the three months ended December 31, 2015 compared to net profit per share, basic and diluted, of $0.04 and $0.04, respectively, for the three months ended December 31, 2014.

Net loss was $2,024 for the nine months ended December 31, 2015 compared to net profit of $282 for the nine months ended December 31, 2014. Net loss per share, basic and diluted, was $0.06 and $0.06, respectively, for the nine months ended December 31, 2015 compared to net profit per share, basic and diluted, of $0.01 and $0.01, respectively, for the nine months ended December 31, 2014.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP metric, was $(1,081) and $177 for the three and nine months ended December 31, 2015 compared to $2,799 and $1,749 for the three and nine months ended December 31, 2014.

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three and nine months ended December 31, 2015 and the three and nine months ended December 31, 2014:

	Three Months ended		Nine Months Ended
(U.S. dollars, in thousands):	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net Income (loss)	$(1,130)	$1,367	$(2,024)	$282
Add:
Provision (benefit) for income taxes	(1,290)	494	(1,588)	(513)
Depreciation and amortization	992	533	2,945	1,599
Interest expense	113	33	241	60
Less:
Interest income	(3)	(12)	(13)	(31)
Other income (expenses), net	22	(372)	(353)	(874)
EBITDA	$(1,296)	$2,043	$(792)	$523
Add:
Reorganization costs	-	605	465	1,075
Stock-based compensation	215	151	504	151
Reversal of accrued revenue	—		—
Adjusted EBITDA	(1,081)	2,799	177	1,749
Revenue	29,625	21,609	80,996	57,565
Adjusted EBITDA as a % of revenue	(3.65)%	12.95%	0.22%	3.04%

Liquidity and Capital Resources

Our cash and cash equivalent and short term investments position was $9,733 at December 31, 2015 and $7,588 at December 31, 2014.

Net cash used by operating activities was $(6,094) for the nine months ended December 31, 2015 and $(5,646) for the nine months ended December 31, 2014.

Net cash generated by investing activities amounted to $1,222 for the nine months ended December 31, 2015 compared to $2,062 for the nine months ended December 31, 2014 due to cash acquired from business combinations in 2015 and sale of investments in 2014.

Net cash generated by financing activities was $7,557 for the nine months ended December 31, 2015, compared to net cash used in financing activities of $(16) for the nine months ended December 31, 2014 mainly due to borrowings under our secured PCFC facility.

We believe our cash flows from operations and available borrowings are sufficient to meet our liquidity requirements for the next 12 months, including capital expenditures.

Financing Arrangements

We have a secured revolving working capital line of credit facility, (the “Majesco Credit Facility”) with ICICI Bank, New York Branch (“ICICI Bank”), under which the maximum borrowing limit is $5,000. The Majesco Credit Facility matured on November 11, 2015. On November 20, 2015, we entered into an extension of this credit facility to February 11, 2016. In connection with this extension, Mastek also extended its guarantee of the credit facility. The extension acknowledges and agrees that the line of credit shall continue to be and remain unchanged and in full force and effect in accordance with its terms, repeats its representations and warranties, and confirms that an event of default as defined in the agreement has not occurred and if an event of default has occurred, it is not continuing. We paid a processing fee of $6 with this extension. Proceeds from borrowings under the Majesco Credit Facility may be used for working capital. Outstanding principal amounts borrowed under the Majesco Credit Facility are subject to interest at a rate equal to three-month LIBOR plus 350 basis points.

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

Majesco’s obligations under the Majesco Credit Facility are guaranteed by Mastek subject to the terms and conditions set forth in the related guarantee agreement. Mastek also entered into a subordination agreement with ICICI in connection the Majesco Credit Facility. As of December 31, 2015, we had $5,000 of borrowings outstanding, and were in compliance with all financial covenants, under the Majesco Credit Facility.

In January 2015, we entered into a term loan agreement with PNB for the maximum principal amount of $3,000 together with a related facility letter (the “Majesco Term Loan”). Under the Majesco Term Loan, Majesco is required to provide PNB security in the form of a standby letter of credit from YES Bank in the amount of $3,000 for a three year term (the “SBLC”). The Majesco Term

Loan will become due and payable 10 days before the maturity date of the SBLC, subject to an option to extend at the end of such term conditioned on renewal of the SBLC and renegotiation of the interest rate applicable to the Majesco Term Loan. Majesco may utilize the facility for a period exceeding the term described above provided such additional period does not exceed 12 months or the term of effectiveness of the SBLC. Outstanding principal amounts under the Majesco Term Loan are subject to interest at a rate equal to six-month LIBOR plus 275 basis points, subject to modification if PNB, in its reasonable opinion, perceives a change in the risk associated with the facility or in the case of a breach by Majesco, in each case, in accordance with the terms of the Majesco Term Loan. The loan is payable over four installments on August 2, 2016, February 2, 2017, August 2, 2017 and January 29, 2018 in amounts of $375, $375, $375 and $1,875, respectively. The loan also bears a guarantee fee of .95% of the principal amount annually. All interest for the Majesco Term Loan is required to be deposited with PNB in advance. Subsequent interest payments are required to be made at the end of each successive six month period following the date of disbursement of the Majesco Term Loan.

Proceeds from the Majesco Term Loan were used to refinance a portion of the consideration related to the Agile asset acquisition. As of December 31, 2015, we had $3,000 in borrowings and are in compliance with all financial covenants under the Majesco Term Loan.

On June 30, 2015, we entered into a secured Pre Shipment in Foreign Currency and Past Shipment in Foreign Currency (“PCFC”) facility under which the Group may request 3 months pre-export advances and advances against export collection bills. The maximum borrowing limit is $5,656. The interest rate on the PCFC facility is LIBOR plus 150 basis points. The interest rate on this PCFC facility is determined at the time of each advance. This PCFC facility has a first pari passu charge over the current assets of MSSIPL. As of December 31, 2015, we had $4,008 of borrowings outstanding under this PCFC facility. As of December 31, 2015, we were in compliance with the terms of this facility.

On July 27, 2015, MSSIPL, entered into a Credit Arrangement Letter with ICICI Bank Limited (“ICICI”) for packing credit in foreign currency and post-shipment credit in foreign currency. Under this facility MSSIPL may borrow up to 150 million Indian Rupees (approximately $2,275. at the exchange rate on December 31, 2015) in short term borrowings for working capital, including software and related services. Interest rate on this facility is based on LIBOR plus a margin to be determined at the time of each draw by ICICI. In addition, this facility includes a bank guarantee facility of up to 5 million Indian rupees (approximately $76 at the exchange rate on December 31, 2015) bearing a commission of 0.40% annually plus applicable service tax. This facility has a first pari passu charge over the current assets of MSSIPL. This facility is available until July 8, 2016 and contains covenants and customary events of default. No amount was borrowed or outstanding under this facility at December 31, 2015.

On August 28, 2015, MSSIPL entered into a Facility Letter with Standard Chartered Bank for pre-shipment financing and overdraft facilities. Under these facilities MSSIPL may borrow up to 50 million Indian Rupees (approximately $759 at the exchange rate on December 31, 2015) in short term borrowings. Interest rate on these facilities is based on a base rate or LIBOR plus a margin to be determined at the time of each draw by the lender. These facilities have a first pari passu charge over the current assets of MSSIPL and contain restrictive covenants on MSSIPL, its direct parent and their subsidiaries, including a negative pledge covenant and restrictions on assets sales outside the ordinary course of business or other substantial changes to the business. In addition, any change in ownership or control or merger transaction of MSSIPL, its direct parent or their subsidiaries will require consent from Standard Chartered Bank. Standard Chartered Bank may cancel a loan at any time. These facilities also contain customary events of default provision and indemnification provisions whereby MSSIPL will indemnify Standard Chartered Bank against all losses or damages related to the facilities. In addition, Standard Chartered Bank has a right of first refusal on future hedging transactions, refinancing of the facilities or other similar transactions so long as any amounts remain owed to it under the facility. MSSIPL is also obligated to reimburse all costs and expenses of Standard Chartered Bank under these facilities. No amount was borrowed or outstanding under this facility at December 31, 2015.

Dividends and Redemption

Majesco has declared and paid a cash dividend on its common stock only for its fiscal year 2000. It has otherwise been our policy to invest earnings in growth rather than distribute earnings as common stock dividends. This policy, is expected to continue, but is subject to regular review by our Board of Directors.

Contractual Obligations

In the normal course of our business, we are party to a variety of contractual obligations as summarized in our Annual Report. These contractual obligations are considered by us when assessing our liquidity requirements. There have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business. We borrowed $4,008 under the PCFC facility and had borrowed $5,000 under our Majesco Credit Facility at December 31, 2015 from $1,470 on March 31, 2015.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and investments. We do not use derivative financial instruments to hedge our interest rate exposure. Our cash and cash equivalents and investments as of December 31, 2015 were $8,864 and $869, respectively.

We invest primarily in highly liquid, money market funds and bank fixed deposits. Because of the short-term nature of the majority of the interest-bearing securities we hold, we believe that a 10% fluctuation in the interest rates applicable to our cash and cash equivalents and investments would not have a material effect on our financial condition or results of operations.

The rate of interest on the Majesco Credit Facility, Majesco Term Loan and PCFC facility which were in effect as of December 31, 2015, are variable and are based on LIBOR plus a fixed margin As of December 31, 2015, we had $5,000 and $4,008 in borrowings outstanding under the Majesco Credit Facility and PCFC facility, respectively. We also had $3,000 borrowings under the Majesco Term Loan. Because of the short-term nature of our borrowings, we believe that a 10% fluctuation in the interest rates applicable to our borrowings would not have a material effect on our financial condition or results of operations.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. However, payments to us by customers outside the U.S. are generally made in the local currency. Accordingly, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Indian rupee, British pound, Thai baht, Malaysian ringgit and Singapore dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

We generated approximately 11.18% and 17.10%, respectively, of our gross revenues outside of the United States for the three months ended December 31, 2015 and 2014 compared to 12.08% and 18.06%, respectively, for the nine months ended December 31, 2015 and 2014. The effect of foreign exchange rate changes on cash and cash equivalents resulted in a loss of $(79) and a loss of $(116) for the three months ended December 31, 2015 and December 31, 2014, respectively, compared to a loss of $(4) and a loss of $(21) for the nine months ended December 31, 2015 and December 31, 2014, respectively. For the three months ended December 31, 2015 and December 31, 2014, we had a foreign exchange gain/(loss) of approximately $(0.22) and $397.28, respectively, compared to a foreign exchange gain of approximately $179.07 and $433.78, respectively, for the nine months ended December 31, 2015 and December 31, 2014.

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

The aggregate contracted U.S. dollar principal amounts of foreign exchange forward contracts (sell) outstanding as of December 31, 2015 amounted to $15,810. The outstanding forward contracts as of December 31, 2015 mature between 1 month to 15 months. As of December 31, 2015, we estimate that $22, net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings within the subsequent 12 months. The outstanding foreign exchange forward contracts in U.S. dollars as of December 31, 2015 are designated as in hedge relationship and there will be no impact on our statement of operations due to a strengthening or weakening of 10% in the foreign exchange rates.

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

	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of December 31, 2015
Designated as hedging instruments under Cash Flow Hedges (in thousands)
Foreign exchange forward contracts	$2	$83	$17	$36
Total	$2	$83	$17	$36

*	The noncurrent and current portions of derivative assets are included in ‘Other Assets’ and ‘Prepaid Expenses And Other Current Assets’, respectively, and the noncurrent and current portions of derivative liabilities are included in ‘Other Liabilities’ and ‘Accrued Expenses And Other Liabilities’, respectively in the Consolidated Balance Sheet.

For more information on foreign currency translation adjustments and cash flow hedges and other derivative financial instruments, see Notes 7 and 8 to our consolidated financial statements for the three and nine months ended December 31, 2015.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On January 26, 2016, Majesco entered into a Second Amendment to Asset Purchase and Sale Agreement (the “Amendment”) amending the Asset Purchase and Sale Agreement by and among Agile Technologies, LLC, a New Jersey limited liability company (the “Seller”), the members of the Seller (the “Members”), and Majesco as Buyer, dated December 12, 2014, and amended on January 1, 2015 (the “Purchase Agreement”) to amend the terms and conditions of the earn-out under the Purchase Agreement.

The Amendment added in the calculation of revenue for purposes of determining the earn-out for 2015 under the Purchase Agreement five percent of the initial order book revenue of Buyer software (intellectual property) deals closed by the Agile Division and 40% of revenue and EBITDA for Data Center of Excellence projects that have been signed in calendar year 2015.

For determining the earn-out for 2016 and 2017, the Amendment provides that the earn-out performance metrics will be determined at the Buyer level and not the Agile Division level and will be based only on revenue and EBITDA goals of Majesco as reported in Majesco’s consolidated financial statements. The Amendment also provides that 50% of the earn-out in the amount of $583,333 will be fixed with the remainder of the earn-out (the “Variable Earn- Out”) payable to Seller on a percentage basis as calculated below only if Majesco achieves 90% of corporate revenue and EBITDA goals for 2016 and 2017. No Variable Earn-Out will be payable for achieving less than 90% of the corporate revenue and EBITDA goals for 2016 and 2017, respectively and any additional earn-out will not exceed 20% of the variable earn-out. For revenue and EBITDA between 90% and 120% of Majesco’s revenue and EBITDA goals, Majesco will pay Seller a Variable Earn-Out calculated on a percentage basis.

The Amendment also adjusts the earn-out periods determination over a period of three years with the first year of the commencing on January 1, 2015 and ending on December 31, 2015; the second year commencing on April 1, 2016 and ending on March 31, 2017; and the third year commencing on April 1, 2017 and ending on March 31, 2018.

In connection with the Amendment, we also amended the employment agreement of certain former Agile executives, including William Freitag, to extend the initial terms of those employment agreements to March 31, 2018.

Item 6.	Exhibits.

Exhibit No.	Description

10.35	Share Purchase Agreement dated October 31, 2015, between Mastek Limited and Majesco SDN BHD (incorporated by reference from Majesco’s current report on Form 8-K filed on November 3, 2015)

10.36	Services Agreement dated December 2, 2015, between Mastek (UK) Limited and Majesco UK Limited (incorporated by reference from Majesco’s current report on Form 8-K filed on December 3, 2015)

10.37	Credit Arrangement Letter dated July 27, 2015, between Majesco Software and Solutions India Private Limited and ICICI Bank Limited (incorporated by reference from Majesco’s current report on Form 8-K filed on November 19, 2015)

10.38	Facility Letter dated August 28, 2015, between Majesco Software and Solutions India Private Limited and Standard Chartered Bank (incorporated by reference from Majesco’s current report on Form 8-K filed on November 19, 2015)

10.40	Extension Letter of the Credit Facility Agreement between ICICI Bank Limited and Majesco, dated as of November 20, 2015 (incorporated by reference from Majesco’s current report on Form 8-K filed on November 24, 2015)

10.41	Extension of the Guaranty Agreement between ICICI Bank Limited and Mastek Limited, dated as of November 24, 2015 (incorporated by reference from Majesco’s current report on Form 8-K filed on November 24, 2015)

10.42*	Second Amendment to Asset Purchase and Sale Agreement, dated as of January 26, 2016 amending the Asset Purchase and Sale Agreement by and among Agile Technologies, LLC, a New Jersey limited liability company, the members of the Seller and Majesco, dated December 12, 2014, and as amended on January 1, 2015

10.43+	First Amendment dated January 26, 2016 to the Employment Letter Agreement between Majesco and William Freitag, dated as of January 1, 2015

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in extensible Business Reporting Language (XBRL):
(i) Consolidated Balance Sheets as of December 31, 2015 (Unaudited) and March 31, 2015; (ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2015 and 2014 (Unaudited); (iii) Consolidated Statements of Cash Flows for the nine months ended December 31, 2015 and 2014 (Unaudited); and (iv) Notes to Consolidated Financial Statements (Unaudited).

___________________

+         Denotes a management contract or compensatory plan.

*         Confidential treatment has been requested to a portion of this exhibit, and such confidential portion has been deleted and filed separately with the SEC pursuant to Rule 24b-2of the Securities Exchange Act of 1934.

**         Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101.1 hereto are not to be deemed “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and are not to be deemed “filed” for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO

Date: January 29, 2016	By:	/s/ Ketan Mehta
Ketan Mehta, President and Chief Executive Officer

Date: January 29, 2016	By:	/s/ Farid Kazani
Farid Kazani, Chief Financial Officer and Treasurer

-40-