Form 10-K
period 2016-03-31
Majesco
filed 2016-05-23
CIK 1626853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2016

OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER 001-37466

MAJESCO
(Exact name of registrant as specified in its charter)

California	77-0309142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
412 Mount Kemble Ave., Suite 110C Morristown, NJ	07960
(Address of principal executive offices)	(Zip code)
(973) 461-5200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.002 per share	NYSE MKT
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $26,422,000.
As of May 11, 2016, there were 36,451,357 shares of the registrant’s common stock outstanding, par value $0.002 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the fiscal year end of March 31, 2016.

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “will,” “might,” “projects,” “expects,” “plans,” “believes,” “anticipates,” “targets,” “intends,” “hopes,” “aims,” “can,” “should,” “could,” “would,” “goal,” “potential,” “approximately,” “estimate,” “pro forma,” “continue” or “pursue” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.
These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and the other documents referred to and relate to a variety of matters, including, but not limited to, other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and Majesco cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by Majesco or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.
These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from those described in forward-looking statements contained herein include, but are not limited to:
•
our ability to achieve increased market penetration for our product and service offerings and obtain new customers;

•
our ability to raise future capital as needed to fund our growth and innovation plans;

•
growth prospects of the property & casualty and life & annuity insurance industry;

•
the strength and potential of our technology platform and our ability to innovate and anticipate future customer needs;

•
our ability to protect our intellectual property rights;

•
our ability to compete successfully against other providers and products;

•
our dependence on certain key customers and the risk of loss of these customers;

•
the unauthorized disclosure of sensitive or confidential client and customer data and cybersecurity risks;

•
the risk of telecommunications or technology disruptions;

•
our exposure to additional scrutiny and increased expenses as a result of being a public company;

•
our ability to identify and complete acquisitions, manage growth and successfully integrate acquisitions;

•
our financial condition, financing requirements and cash flow;

•
market expectations regarding our potential growth and ability to implement our short and long-term strategies;

•
the risk of loss of strategic relationships;

ii

•
the success of our research and development investments;

•
changes in economic conditions, political conditions and trade protection measures and licensing requirements;

•
changes in laws or regulations affecting the insurance industry in particular;

•
changes in tax laws, including to the transfer pricing regime;

•
restrictions and changes in laws on immigration;

•
our inability to achieve sustained profitability;

•
our ability to obtain, use or successfully integrate third-party licensed technology;

•
our ability and cost of retaining and recruiting key personnel or the risk of loss of such key personnel; and

•
the risk that our customers internally develop new inventions and competitive products.

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
iii

PART I
ITEM 1.
BUSINESS

Overview
We are a global provider of core insurance software, consulting and services for business transformation for the insurance industry. In addition to the United States, we operate in Canada, the United Kingdom, Malaysia, Thailand, Singapore, New Zealand and India. We offer core insurance software solutions for Property & Casualty/ General Insurance (“P&C”), Life, Annuities (“L&A”) & Pensions and Group / Employee Benefits providers, allowing them to manage policy management, claims management and billing functions. In addition, we offer a variety of other technology-based solutions for distribution management, digital, data and cloud that enable organizations to automate business processes across the end-to-end insurance value chain and comply with policies and regulations across their organizations. Our consulting and services solutions also provide strategy enablement, business transformation, testing, bureau and content management, and application development and maintenance for insurers. Our portfolio of solutions enable our customers to respond to evolving market needs, new opportunities and regulatory changes, enabling agility, innovation and speed while improving the effectiveness and efficiency of their business operations.
Majesco is a California corporation which was incorporated in April 1992 under the name Mastek Software, Inc. In 1995, this name was changed to Majesco Software, Inc., which was changed to MajescoMastek in 2006 and to Majesco in October 2014.
Our principal offices are located at 412 Mount Kemble Ave, Suite 110C, Morristown, NJ 07960, and our telephone number is (973) 461-5200. Our principal website is www.majesco.com. Information on our website does not constitute a part of, nor is it incorporated in any way, into this Annual Report on Form 10-K.
Majesco Reorganization
Majesco Limited (“Majesco Limited”), a public limited company domiciled in India whose equity shares are listed on the BSE Limited (Bombay Stock Exchange) and the National Stock Exchange of India Limited, currently owns approximately 70% of our issued and outstanding common stock.
Previously, Majesco was 100% owned (directly and indirectly) by Mastek Limited (“Mastek”), a public limited company domiciled in India whose equity shares are listed on the BSE Limited (Bombay Stock Exchange) and the National Stock Exchange of India Limited.
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
In connection with the de-merger, 83.5% of Mastek’s ownership interest in Majesco was transferred to a newly-formed company in India, called Majesco Limited, which was spun-off from Mastek. Mastek continues to own a 13.84% indirect minority interest in Majesco through its wholly-owned subsidiary, Mastek (UK) Ltd.
Agile Asset Acquisition
On January 1, 2015, we acquired substantially all of the insurance consulting business of Agile Technologies LLC, a business and technology management consulting firm (“Agile”), for a total estimated consideration of approximately $8.5 million with a total maximum of  $9.2 million possible depending on earn-out payments.
Through this acquisition, we acquired the insurance-focused business and IT consulting business of Agile, as well as business transformation and process optimization capabilities, strategy enablement for data and digital and data services including data management and architecture strategy and services. In
1

connection with this acquisition, over 55 insurance technology professionals and other personnel formerly employed or engaged by Agile became employees or independent contractors of Majesco. This acquisition also resulted in the addition of approximately 20 customers to our customer base. In connection with this acquisition, we assumed office leases under which Agile was lessee in New Jersey, Georgia and Ohio, and acquired certain trademarks, service marks, domain names and the business process framework of Agile.
Cover-All Technologies Merger
On June 26, 2015, Cover-All Technologies Inc. (“Cover-All”), a provider of core insurance software and business analytics solution primarily focused on commercial lines for the property and casualty insurance industry listed on the NYSE MKT, merged into Majesco, with Majesco as the surviving corporation, in a stock-for-stock transaction. In the merger, each share of Cover-All common stock issued and outstanding immediately prior to the effective time of the merger (other than treasury shares) was automatically cancelled and extinguished and converted into the right to receive 0.21641 shares of common stock of Majesco. This exchange ratio resulted in holders of issued and outstanding Cover-All common stock and outstanding options and restricted stock units and other equity awards of Cover-All holding in the aggregate approximately 16.5% of the total capitalization of the combined company immediately following consummation of the merger.
Cover-All’s customers include insurance companies, agents, brokers and managing general agents (“MGAs”) throughout the United States and Puerto Rico. Cover-All’s software solutions and services are designed to enable customers to introduce new products quickly, expand their distribution channels, reduce costs and improve service to their customers. Cover-All’s business analytics solution enables customers to leverage their information assets for real time business insights and for better risk selection, pricing and financial reporting. In 2013, Cover-All announced the general availability of Cover-All Dev Studio, a visual configuration platform for building new and maintaining existing pre-built commercial insurance products for Cover-All Policy. In 2011, Cover-All expanded its portfolio of insurance solutions by acquiring the assets of a recognized claims solution provider, Ho’ike Services, Inc. (doing business as BlueWave Technology).
In connection with the merger, we listed our common stock with the NYSE MKT under the symbol “MJCO” and began trading under this symbol on the NYSE MKT following the consummation of the merger.
Financial Statements Presentation
Our historical financial statements and information presented in this Annual Report on Form 10-K are presented on a combined basis giving effect to the Majesco Reorganization as if it had occurred as of the date of the historical balance sheet data presented in such historical financial statements, or as of the beginning of the periods presented in such historical financial statements, as applicable.
Our fiscal year ends March 31. Accordingly, references in this Annual Report on Form 10-K to “fiscal 2016” mean the fiscal year ended March 31, 2016, references to “fiscal 2015” mean the fiscal year ended March 31, 2015, and references to “fiscal 2014” mean the fiscal year ended March 31, 2014.
Business
We have been operating in the insurance industry for more than twenty years, successfully partnering with market leading insurance companies and enabling them to transform their business, introduce innovative products, and expand distribution channels to generate growth and increase profitability. We offer a solution portfolio of software, consulting and services for all lines of business. The portfolio includes core insurance software for policy, rating, underwriting, billing, claims, distribution management, digital and data and analytics as well as consulting and services for strategy enablement, business transformation, business process optimization, data services, digital services, testing, bureau and content management, and application development and maintenance.
We are a global provider of core insurance software, consulting and services for insurance business transformation for P&C, L&A and Group / Employee Benefits providers, allowing them to enable the entire insurance value chain. Our consulting and services solutions also provide strategy enablement, business
2

transformation, testing, bureau and content management, and application development and maintenance for insurers. Our portfolio of solutions enable customers to respond to evolving market needs, new opportunities and regulatory changes, enabling agility, innovation and speed while improving the effectiveness and efficiency of their business operations.
Long-term, strong customer relationships are a key component of our success given the long-term nature of our contracts, opportunity for deeper relationships with our portfolio of solutions and the importance of customer references for new sales. Our customers range from some of the largest global tier one insurance carriers in the industry to startups, greenfields, and mid-market insurers including specialty, mutual and regional carriers. As of March 31, 2016, we served approximately 149 insurance customers on a worldwide basis. In fiscal 2016, fiscal 2015 and fiscal 2014, we served approximately 149, 108 and 97 insurance customers on a worldwide basis, respectively.
We primarily generate revenues from the licensing of our proprietary software and related implementation, support and maintenance fees pursuant to contracts with customers. The license agreements typically range in length from fixed-year terms (which maybe renewable) to perpetual terms. Support services are provided to customers pursuant to multi-year support agreements, which are typically renewable on an annual basis. We bill customers for license fees in accordance with the terms of the license agreement, typically payable upon the signing of the agreement and achievement of milestones over the course of a defined period of time. Support fees are payable in advance by the customer on an annualized, quarterly or monthly basis. We primarily derive service revenues from implementation and training services performed for our customers under the terms of a service contract on a time and materials or fixed-price basis.
Over the past several years, we have:
•
released a major version upgrade for the L&A and Group / Employee Benefits software – Majesco Policy for L&A and Group®;

•
announced the availability of Majesco core software in a public cloud using IBM Softlayer;

•
released Majesco DigitalConnect as a digital platform pre-integrated to Majesco core software, portal and mobile solutions;

•
released Majesco Business Analytics leveraging the Cover-All business intelligence solution;

•
announced availability of the Majesco Distribution Management solution;

•
developed and announced expanded capabilities for data and digital services; and

•
cultivated and expanded our client base across tier one, mid-market and greenfield / start-ups.

We generated revenues of  $113.3 million, $79.3 million and $82.8 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.
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
Many insurance carriers are experiencing increased operational risk and financial loss due to the inadequacy of their existing legacy core systems. The inherent functional and technical limitations of these systems have impeded carriers’ ability to grow profitability and adapt to the evolving expectations of consumer, commercial and government insurance customers. The insurance industry is facing the demands and risks related to, among other things, the following:
•
out-dated information technology (“IT”) infrastructure and increasing scarcity of experienced workforce;

3

•
increased risk due to continued reliance on inefficient processes;

•
losses related to fraud and error in the claims process;

•
competitive pressure on underwriting margins; and

•
changes in customer expectations.

Our Solutions
We provide core insurance software, consulting and services to insurance carriers from greenfields to small and large different business models leveraging our proprietary software. The models are (1) the licensed use of our proprietary software; and (2) cloud using the same proprietary software but managed on our cloud (private, public or hybrid) infrastructure. These insurance carriers in turn leverage our software to service their own customers for their various lines of business.
Our solutions are designed to provide insurance carriers with the core system capabilities required to effectively manage their business and enable agility, innovation and speed to meet changing market dynamics and opportunities. Our offering is comprised primarily of:
•
software solutions for all lines of business in the insurance industry;

•
services including project delivery and implementation of our solutions; and

•
consulting and services that surround and support the business transformation, implementation and ongoing use.

Software Solutions
Enterprise Solutions
We deliver enterprise software solutions that support all lines of business for P&C and L&A / Group, enabling customer centricity for insurers. This includes billing, distribution channel lifecycle management and incentive compensation, digital enterprise service business platform with portals and mobile capabilities, and a cloud platform. Our enterprise solutions include:
•
Majesco Billing;

•
Majesco Distribution Management;

•
Majesco DigitalConnect; and

•
Majesco CloudInsurer Platform.

Life, Annuity Pension and Group / Employee Benefits Solutions
We deliver solutions for L&A and Group core insurance areas, including policy management, product modeling, product configuration, new business processing, and claims. Our L&A and Group / Employee Benefits solutions include:
•
Majesco Policy for L&A and Group;

•
Majesco New Business & Underwriting; and

•
Implementation Services.

Property and Casualty/General Insurance Solutions
We deliver solutions for P&C / General Insurance core insurance areas, including policy management, claims management, rating, underwriting, product configuration and reinsurance. Our P&C and General Insurance solutions include:
•
Majesco Policy for P&C;

•
Majesco Claims;

4

•
Majesco Rating;

•
Majesco Underwriting Workstation;

•
Majesco Configuration Toolset;

•
Majesco Business Analytics; and

•
Implementation Services.

Consulting and Services Solutions
We offer an array of consulting and services to enable insurance companies business transformation, backed by our methodologies and best practices for customers across all lines of business and geography. Our consulting and services solutions include:
•
Majesco Strategy Enablement;

•
Majesco Business Transformation;

•
Majesco Process Optimization;

•
Majesco Data Services;

•
Majesco Digital Services;

•
Majesco Testing Services;

•
Majesco Bureau and Content Management; and

•
Majesco Application Development and Maintenance.

Our Growth Strategy
We intend to extend our leadership as a provider of core system software to the global insurance industry. The key elements of our strategy include:
•
Proactively innovate and extend our insurance solution leadership.    We intend to enhance the business and technical capabilities of our market leading solution portfolio for insurance carriers through consistent significant R&D investment in core software, cloud, distribution, data, digital and services for innovative and scalable solutions.

•
Aggressively expand cloud capabilities.    Through our pre-configured, pre-integrated Majesco Cloud Insurer platform we plan to offer a more comprehensive cloud based solution that enables insurers agility, innovation and speed.

•
Maintain the depth and breadth of our solutions.    Our solution portfolio provides a unique combination of software and services to enable insurer’s business transformation.

•
Client Centricity.    Continue to enhance our client centric business model that enables long term customers relationships, provides a single point of accountability for outcomes and offers deeper customer relationships with cross sell opportunities across our solution portfolio, creating customer “stickiness”.

•
Diversify our solutions.    Extend value through acquisitions that have accretive value and diversify or strengthen our solution offerings.

•
Expand our customer base.    We intend to continue to aggressively pursue new customers by specifically targeting key market segments and key accounts, expanding our sales and marketing organizations, leveraging current customers as references and strengthening our geographic presence. We uniquely have multiple points of entry with new customers using our broad solution portfolio of software, consulting and services to meet each customers’ initial needs.

•
Cross sell to existing customers.    We intend to build upon our established customer relationships and track record of successful implementations to sell additional solutions to existing customers.

5

•
Deepen and expand our partner ecosystem.    We will seek to collaborate and extend our capabilities and solution business value through a growing partner ecosystem for systems integrators, solutions, content, infrastructure and industry relationships. The partner ecosystem provides our customers with strategic and operational business value through the integration and adoption of our solutions throughout the insurance industry.

•
Increase market awareness and thought leadership with our brand and solutions.    We intend to continue to proactively strengthen our brand and reputation, enhance market awareness of our solutions, and thought leadership market position as a strategic partner for the insurance industry.

Intellectual Property
We rely on a combination of contractual provisions and intellectual property laws to protect our proprietary technology. We believe that due to the dynamic nature of the computer and software industries, copyright protection is less significant than factors such as the knowledge and experience of our management and personnel, the frequency of product enhancements and the timeliness and quality of our support services.
We seek to protect the source code of our products as trade secret information and as unpublished copyright work, although we often agree to place our source code into escrow in connection with entering into new customer agreements. We also rely on security and copy protection features in our proprietary software. We distribute our products under software license agreements which grant customers a personal, non-transferable license to use our products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products. We do not hold any patents.
Majesco Mastek®, Majesco® and Elixir® are trademarks of Majesco.
Competition
The insurance solution provider market is highly competitive and fragmented. This market is subject to changing technology, shifting customer needs and introductions of new and innovative products and services. Our competitors vary in size and in the breadth and scope of the products and services offered. Our current principal competitors include the following:
Area of Product/Service	Competitors
Internally developed software	Many insurance companies have sufficient IT resources to maintain and augment their own proprietary, legacy systems, or consider developing new custom systems.
Insurance software vendors	Vendors such as Duck Creek, Guidewire Software, Inc., FINEOS, ISCS, OneShield, Inc., FAST, Oracle Sapiens International Corporation, Accenture, Insurity, and TIA Technology provide software solutions that are specifically designed to meet the needs of insurance carriers. Vendors such as Pegasystems Inc. and SAP AG offer software that can be customized to address specific areas of need for insurance carriers.
Consulting and Services firms	Firms such as Accenture, Deloitte, E&Y, Nolan Group, CSC, Cognizant, CGI, Mphasis and Tata Consultancy Services Limited offer consulting and other services such as testing, application maintenance, and custom development, solutions for the insurance industry.
Sales and Marketing
We market our solution portfolio through an integrated sales and marketing platform through digital marketing, client partners working with existing customers and through a direct sales force with assigned accounts to provide a consultative approach. Strategic partnerships with consultants and systems integrators are important to our sales efforts because they influence buying decisions, help us to identify sales opportunities, and complement our software and services with their domain expertise and professional services capabilities.
6

We have a strategic marketing program that conducts a broad range of integrated marketing programs that leverage thought leadership and other content developed by us to support market segment and solution targeted campaigns, press relations, media relations, industry research analyst relations, social media, industry tradeshows, roundtables, videos, webinars and website. We work closely with partners and other third parties to conduct joint marketing campaigns that generate growth in the sales pipeline.
Major Customers
As of March 31, 2016, our product line was in use in approximately 149 companies worldwide. For fiscal 2016, fiscal 2015 and fiscal 2014, we served approximately 149, 108 and 97 insurance customers on a worldwide basis, respectively. For fiscal 2016, we had one customer contributing 10% or more of total revenues. For fiscal 2015, we had no customer contributing 10% or more of total revenues. For fiscal 2014, we had one customer who contributed revenues equal to 10% or more of our total revenues. For fiscal 2016, our largest customer was Unum, with approximately 10.2% of total revenues. For fiscal 2014, our largest customer was State Farm with approximately 19.8% of total revenues.
For fiscal 2016, our top five customers generated approximately 25.5% of revenue with no customer representing greater than 20% of revenue. We expect that the top five customers will continue to account for a significant portion of revenue for the foreseeable future.
Backlog
As of March 31, 2016, we had unrecognized licenses and support services or professional services backlog of unbilled work totaling $71.9 million, which are expected to be recognized by March 31, 2017.
As of March 31, 2015, we had unrecognized licenses and support services or professional services backlog of unbilled work totaling $40.2 million, which we recognized by March 31, 2016.
Information about Segment and Geographic Revenue
Information about segment and geographic revenue is set forth in Note 20 to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.
Employees
As of March 31, 2016, we had 2,134 full-time employees and no part-time employees on a worldwide basis. In addition, as of March 31, 2016, we actively received services from a total of 212 individuals in their capacities as independent contractors.
None of our employees are covered by collective bargaining arrangements or represented by a union with respect to their employment with Majesco. We consider relations with our employees to be good.
Available Information
We file annual, quarterly and current reports and, proxy statements and other information with the Securities and Exchange Commission (the “SEC”) under the Exchange Act. You may read and copy this information at the Public Reference Room of the SEC, Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically through the EDGAR System.
We also maintain a website at http://www.majesco.com. Information on this website does not constitute a part of, nor is it incorporated in any way, into this Annual Report on Form 10-K. We make available, free of charge, on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.
7

ITEM 1A.
RISK FACTORS

Risks Related to Our Business
We depend on a small number of large customers and the loss of one or more major customers could have a material adverse effect on our business, financial condition and results of operations.
For fiscal 2016, we had one customer contributing 10.2% of total revenues and our top five customers, in aggregate, generating approximately 25.5% of total revenue. We expect that our top five customers will continue to account for a significant portion of our revenue for the foreseeable future. For fiscal 2015, our top five customers generated approximately 30.9% of total revenues. For fiscal 2014, one large customer constituted approximately 19.8% of total revenues. We have had in the past large customers terminate their relationship with us and it is possible that any of our large customers could decide to terminate their relationship with us in the future. The loss of one or more of our top five customers, or a substantial decrease in demand by any of those customers for our services and solutions, could have a material adverse effect on our business, results of operations and financial condition. Additionally, our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenues and lower average selling prices and gross margins, all of which could harm our operating results.
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
8

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
Risks associated with potential acquisitions and expansion activities or divestitures may disrupt our business and adversely affect our operating results.
We may, from time to time, consider certain acquisitions or divestitures. Acquisitions and divestitures involve numerous risks, including identifying attractive target acquisitions, undisclosed risks affecting the target, difficulties integrating acquired businesses, the assumption of unknown liabilities, potential adverse effects on existing business relationships with current customers and suppliers, the diversion of our management’s attention from other business concerns, and decreased geographic or customer diversification.
We cannot provide assurance that any acquisitions or divestitures will perform as planned or prove to be beneficial to our operations and cash flow. Any such failure could seriously harm our financial condition, results of operations and cash flows.
9

We cannot predict the frequency, size or timing of our acquisitions, as this will depend on the availability of prospective target opportunities at valuation levels we find attractive and the competition for such opportunities from other parties. There can be no assurance that our acquisitions will have the anticipated positive results, including results related to: the total cost of integration; the retention of key personnel; the time required to complete the integration; the amount of longer-term cost savings; continued growth; or the overall performance of the acquired company or combined entity. We also may encounter difficulties in obtaining required regulatory approvals and unexpected contingent liabilities can arise from the businesses we acquire. Further, the asset quality or other financial characteristics of a business or assets we may acquire may deteriorate after an acquisition agreement is signed or after an acquisition closes, which could result in impairment or other expenses and charges which would reduce our operating results. Integration of an acquired business can be complex and costly. If we are not able to integrate successfully past or future acquisitions, there is a risk that results of operations could be adversely affected. To the extent that we grow through acquisitions, there is a risk that we will not be able to adequately or profitably manage this growth. In addition, we may sell or restructure portions of our business. Any divestitures or restructuring may result in significant expenses and write-offs, which would have a material adverse effect on our business, results of operations and financial condition, and may involve additional risks, including difficulties in obtaining any required regulatory approvals, the diversion of management’s attention from other business concerns, the disruption of our business and the potential loss of key employees. We may not be successful in addressing these or any other significant risks encountered in connection with any acquisition or divestitures we might make.
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
The typical sales cycle for our products and services is lengthy and unpredictable, requires pre-purchase evaluation by a significant number of employees in our customers’ organizations, and often involves a significant operational decision by our customers. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achievable by organizations deploying our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products, but also those of our competitors and can result in a lengthy sales cycle. Moreover, a purchase decision by a potential customer typically requires the approval of several senior decision makers, including the boards of directors of our customers. Our sales cycle for new customers is typically one to two years and can extend even longer in
10

some cases. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, we sometimes commit to include specific functions in our base product offering at the request of a customer or group of customers and are unable to recognize license revenues until the specific functions have been added to our products. Providing this additional functionality may be time consuming and may involve factors that are outside of our control. The lengthy and variable sales cycle may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from period to period.
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
The implementation and testing of our products by our customers takes several months or longer and unexpected implementation delays and difficulties can occur. Implementing our products typically involves integration with our customers’ systems, as well as adding their data to our system. This can be complex, time-consuming and expensive for our customers and can result in delays in the implementation and deployment of our products. The lengthy and variable implementation cycle may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from period to period.
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
We provide our customers with upfront estimates regarding the duration, budget and costs associated with the implementation of our products. Failing to meet these upfront estimates and the expectations of our customers for the implementation of our products could result in a loss of customers and negative
11

publicity regarding us and our products and services, which could adversely affect our ability to attract new customers and sell additional products and services to existing customers. Such failure could result from our product capabilities or service engagements by us, our system integrator partners or our customers’ IT employees. The consequences could include, and have included: monetary credits for current or future service engagements, reduced fees for additional product sales, and a customer’s refusal to pay their contractually-obligated license, maintenance or service fees. In addition, time-consuming implementations may also increase the amount of services personnel we must allocate to each customer, thereby increasing our costs and adversely affecting our business, results of operations and financial condition.
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
12

We are dependent on the reliability and performance of our internally developed systems and operations. Any difficulties in maintaining these systems, whether due to human error or otherwise, may result in service interruptions, decreased service quality for our customers, a loss of customers or increased expenditures.
Our revenue and profitability depend on the reliability and performance of our services and solutions. We have contractual obligations to provide service level credits to almost all of our application services provider (“ASP”) customers against future invoices in the event that certain service disruptions occur. Furthermore, customers may terminate their ASP agreements with us as a result of significant service interruptions, or our inability, whether actual or perceived, to provide our services and solutions at the contractually required levels or at any time. If our services are unavailable, or customers are dissatisfied with our performance, we could lose customers, our revenue and profitability would decrease and our business operations or financial position could be harmed. In addition, the software and workflow processes that underlie our ability to deliver our services and solutions have been developed primarily by our own employees and consultants. Malfunctions in the software we use or human error could result in our inability to provide services or cause unforeseen technical problems. If we incur significant financial commitments to our customers in connection with our failure to meet service level commitment obligations, we may incur significant liability and our liability insurance and revenue reserves may not be adequate. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenue and our operating results.
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
If we are unable to retain and grow our customer base, as well as their end-user base, our revenue and profitability will be adversely affected.
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
Most of our existing and target customers operate in the insurance industry. If a material portion of the insurance businesses that we service, or are looking to service, experience economic hardship, these customers may be unwilling or unable to expend resources on the services and solutions we provide, which would negatively affect the overall demand for our services and could cause our revenue to decline.
If we do not respond effectively and on a timely basis to rapid technological change, our business could suffer.
The markets in which we operate are characterized by changing technology and evolving industry standards. There can be no assurance that our current and future competitors will not be able to develop
13

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
If we are unable to quickly react to changes in insurance laws and similar regulation in the jurisdictions in which we operate and update our products on a frequent basis, our customer base (as well as end-user base), revenue and profitability will be adversely affected. Such updates requires significant investment, which may come at a cost.
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
There is a risk that our services and solutions may not perform up to expectations. While in certain circumstances we attempt to contractually limit our liability for damages arising from our provision of services, there can be no assurance that they will be enforceable in all circumstances or in all jurisdictions. Furthermore, litigation, regardless of contractual limitations, could result in substantial cost to our divert management’s attention and resources from our operations and result in negative publicity that our ongoing marketing efforts and therefore our ability to maintain and grow our customer base. Although we have general liability insurance in place, there is no assurance that this insurance will cover these claims or that these claims will not exceed the insurance limit under our current policies.
Our global operations are subject to complex risks, some of which might be beyond our control.
We have offices and operations in various countries around the world and provide services and solutions to clients globally. For fiscal 2016, approximately 88.6% of our revenues were attributable to the North American region, approximately 7.9% were attributable to the European region, and approximately 3.5% were attributable to the rest of the world, primarily the Asia-Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters and multiple legal and regulatory systems, our results of operations could be adversely affected.
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

14

•
compliance with anticorruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, particularly in emerging market countries;

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
We have significant offshore facilities in foreign countries, including India, Malaysia, Singapore and Thailand. Wages in these countries have historically increased at a faster rate than in the United States. If this trend continues in the future, it would result in increased costs for our skilled professionals and thereby potentially reduce our operating margins. Also, there is no assurance that, in future periods, competition for skilled professionals will not drive salaries higher in those countries, thereby resulting in increased costs for our technical professionals and reduced operating margins.
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
15

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
Several of our operating subsidiaries are located outside the United States, including India, Singapore, Thailand, Malaysia, the United Kingdom and Canada, and a number of our officers, directors and executive management reside abroad. Many of our assets are located in countries outside the United States. As a result, you may be unable to effect service of process upon our affiliates who reside outside the United States except in their jurisdiction of residence. In addition, you may be unable to enforce outside of the jurisdiction of these affiliates’ residence judgments obtained against these individuals or entities in courts of the United States, including judgments predicated solely upon the federal securities laws of the United States. You may also have difficulty gaining access to assets of us or our affiliates located outside the United State to the extent necessary to satisfy a judgment against us or one of our affiliates. In particular, should you seek to enforce a judgment of a United States court against us or one of our affiliates, directors or officers in a jurisdiction outside the United States, you may be unable to obtain recognition or enforcement of some or all of the amount of damages or other remedies awarded by the United States court. You may also be required to comply with laws or regulations applicable to relevant jurisdiction governing the repatriation of any money damages recovered from a court in such jurisdiction to the United States or another country.
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
16

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
17

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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required to furnish a report by management on, among other things, the effectiveness of internal control over financial reporting. This assessment will include disclosure of any material weaknesses identified by management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from an issuer’s independent registered public accounting firm on the effectiveness of its internal control over financial reporting. However, for as long as we remain an emerging growth company under the JOBS Act, we may take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.
Our compliance with Section 404 of the Sarbanes-Oxley Act may require that we incur substantial accounting expense and expend significant management efforts. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, value of our common stock could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
We are an emerging growth company and smaller reporting company under U.S. securities laws and intend to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, which could make our common stock less attractive to investors.
We are an emerging growth company and smaller reporting company and may take advantage of certain exemptions from various reporting requirements that are otherwise applicable to public companies that are not emerging growth companies including, but not limited to:
18

•
a requirement to provide selected financial data only for those periods since those presented in our registration statement on Form S-4 filed in connection with our merger with Cover-All;

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
We may take advantage of these reporting exemptions until we no longer are an emerging growth company or smaller reporting company, which in certain circumstances could be for up to five years.
Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
We will remain an emerging growth company until the earliest of  (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the preceding three-year period and (d) the last day of our fiscal year containing the fifth anniversary of the date on which shares of our common stock were offered in connection with the completion of our merger with Cover-All.
We are a “controlled company” within the meaning of the NYSE MKT rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. As a result, our shareholders do not have the same protections afforded to shareholders of companies that are subject to such requirements and the interests of our controlling shareholder may be different from other holders of our common stock.
Majesco Limited owns approximately 70% of our issued and outstanding common stock. As a result, we are a “controlled company” within the meaning of the NYSE MKT corporate governance standards. Under the NYSE MKT rules, a company of which more than 50% of the voting power is held by another
19

person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE MKT corporate governance requirements, including the requirements that:
•
a majority of our Board of Directors consist of independent directors;

•
we have a nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•
we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We are currently utilizing, and intend to continue to utilize, the exemption relating to the compensation committee and nominating committee, and we may utilize this exemption for so long as we are a controlled company. Accordingly, our shareholders do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE MKT.
It is also possible that the interests of Majesco Limited may, in some circumstances, conflict with our interests and the interests of our other shareholders.
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
Risks related to our common stock
If we are unable to maintain the listing standards of the NYSE MKT, our common stock may be delisted, which may have a material adverse effect on the liquidity and value of our common stock.
Our common stock is traded on the NYSE MKT. To maintain our listing on the NYSE MKT, we must meet certain financial and liquidity criteria. The market price of our common stock has been and may continue to be subject to significant fluctuation as a result of periodic variations in our revenues and results of operations. If we fail to meet any of the NYSE MKT’s listing standards, we may be delisted. In the event
20

of delisting, trading of our common stock would most likely be conducted in the over the counter market on an electronic bulletin board established for unlisted securities, which could have a material adverse effect on the market liquidity and value of our common stock.
Holders of our common stock may have difficulty in selling those shares.
While our common shares trade on the NYSE MKT, our stock is thinly traded and investors may have difficulty in selling their shares. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained. Brokers effecting transactions in our common stock may also be subject to additional sales practice requirements under certain Exchange Act rules, including making inquiries into the suitability of investments for each customer or obtaining a prior written agreement for the specific stock purchase. Because of these additional obligations, some brokers will not effect transactions in our common stock.
Our stock price has been volatile.
Quarterly operating results have fluctuated and are likely to continue to fluctuate. The market price of our common stock has been and may continue to be volatile. Factors that are difficult to predict, such as quarterly revenues and operating results, limited trading volumes and overall market performance, may have a significant effect on the price of our common stock. Revenues and operating results have varied considerably in the past from period to period and are likely to vary considerably in the future. We plan product development and other expenses based on anticipated future revenue. If revenue falls below expectations, financial performance is likely to be adversely affected because only small portions of expenses vary with revenue. As a result, quarterly period-to-period comparisons of operating results are not necessarily meaningful and should not be relied upon to predict future performance.
We may not pay any cash dividends on our common stock in the future.
Declaration and payment of any dividend on our common stock is subject to the discretion of our Board of Directors. The timing and amount of dividend payments will be dependent upon factors such as our earnings, financial condition, cash requirements and availability, and restrictions in our credit facilities. Accordingly, it is likely that investors may have to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
ITEM 1B.
UNRESOLVED STAFF COMMENTS

None.
ITEM 2.
PROPERTIES

We lease office space in the United States, Canada, the United Kingdom, Malaysia, Thailand, Singapore and India. We lease approximately 39,367 square feet in the United States; approximately 110 square feet in Canada; approximately 1,549 square feet in Malaysia; approximately 150 square feet in Thailand; approximately 120 square feet in Singapore; approximately 690 square feet in the United Kingdom; and approximately 165,360 square feet in India.
Our corporate headquarters are located in Morristown, New Jersey, where we lease 31,030 square feet of office space under a lease agreement that was amended in October 2015. The lease term terminates in March 2020. The initial lease terms for our other spaces that we currently occupy are generally three to ten years. We do not own any real property. We believe that our existing facilities are adequate for our current and expected future needs. We may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe that appropriate alternative space is readily available on commercially reasonable terms.
21

ITEM 3.
LEGAL PROCEEDINGS

From time to time, we are party to ordinary and routine litigation incidental to our business. We do not expect the outcome of such litigation to have a material effect on our business or results of operations.
ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.
22

PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price
Our shares of capital stock began to be publicly traded on June 29, 2015. Our common stock is traded on the NYSE MKT under the symbol “MJCO”. The table below sets forth for the periods indicated the high and low sales prices for our common stock as reported on the NYSE MKT.
Fiscal 2016:	High	Low
4th Quarter	$6.74	$4.55
3rd Quarter	$6.08	$4.21
2nd Quarter	$6.08	$4.45
1st Quarter (starting June 29, 2015)	$5.60	$4.44
Record Holders
As of May 11, 2016, we had 71 shareholders of record. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.
On May 11, 2016, the closing price of our common stock was $6.40.
Dividends
We did not declare or pay any cash dividend on our common stock during fiscal 2016, fiscal 2015 or fiscal 2014. We do not expect to pay dividends on our shares of common stock in the foreseeable future. Instead, it is expected that we will continue to retain any earnings to finance the development and expansion of our business, and will not pay any cash dividends on our common stock. Any future determination to pay dividends on shares of common stock will be at the discretion of our Board of Directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, capital requirements, contractual restrictions, restrictions imposed by applicable law and other factors that our Board of Directors deems relevant. Under our secured revolving working capital line of credit and loan agreement, we are currently restricted from paying dividends upon and during the continuation of an event of default.
Unregistered Sales of Equity Securities
In connection with the closing of the merger with Cover-All on June 26, 2015, we exchanged the outstanding warrants issued by Cover-All to its lender Imperium Commercial Finance Master Fund, LP (“Imperium”) and its financial advisor for new warrants of Majesco. The Cover-All warrants were five-year warrants to purchase 1,442,000 shares of Cover-All’s common stock in the aggregate at an exercise price of $1.48 per share. In the merger, we assumed those warrants and exchanged them for Warrants of Majesco with the same terms and conditions as were applicable to the Cover-All warrants immediately prior to the merger, with the number of shares subject to, and the exercise price applicable to, such warrants being appropriately adjusted based on the exchange ratio of 0.21641 in the merger. The warrants were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of the Securities Act as a private offering. Such issuance did not involve a public offering, and was made without general solicitation or advertising.
On September 1, 2015, we issued to Maxim Partners LLC a five year warrant to purchase 25,000 shares of our common stock at an exercise price of  $7.00 per share. The warrant was issued in connection with the engagement of the holder to perform certain advisory services to Majesco and its subsidiaries. The warrant may be exercised at any time after September 1, 2016 and will expire, if unexercised, on September 1, 2020. The warrant contains certain anti-dilution adjustment protection in case of certain
23

future issuances of securities, stock dividends, split and other transactions affecting our securities. The holder of the warrant is entitled to piggyback registration rights in case of certain registered securities offerings. The warrant was issued in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of the Securities Act as a private offering. Such issuance did not involve a public offering, and was made without general solicitation or advertising.
There has been no other unregistered sales of equity securities by Majesco.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
There were no purchases of equity securities by Majesco or its affiliates.
Equity Compensation Plan Information
See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.
PERFORMANCE GRAPH
The graph below compares the cumulative total stockholder returns (including reinvestment of dividends) from the period from June 29, 2015 through March 31, 2016 on an investment of  $100 in (i) our common stock and, (ii) the Russell 2000 Index and the S&P North American Technology Software Index. You should be aware that historical results are not necessarily indicative of future performance.
We have selected the Russell 2000 Index and the S&P North American Technology Software Index for comparative purposes. We believe that, given our current size of operations and market capitalization, the Russell 2000 Index and the S&P North American Technology Software Index, which measures the performance of stocks in the small cap and technology segment of the U.S. equity securities market, provides an appropriate benchmark against which to measure our stock performance.
This performance graph shall not be deemed “soliciting material” or to be filed with the SEC for purposes of Section 18 under the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings.
Cumulative Performance
24

ITEM 6.
SELECTED FINANCIAL DATA

The following table sets forth selected combined consolidated historical financial data as of the dates and for each of the periods indicated for us and our subsidiaries giving effect to the Majesco Reorganization. For more information on the Majesco Reorganization, see “Item 1. Business — Majesco Reorganization.”
The financial data as of and for fiscal 2016, fiscal 2015 and fiscal 2014 is derived from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K.
You should read the selected combined consolidated historical financial data below together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the financial statements and notes thereto for fiscal 2016, fiscal 2015 and fiscal 2014, each of which are included elsewhere in this Annual Report on Form 10-K.
Statements of Operations Data (U.S. dollars; in thousands, except for share and per share data):
	Fiscal Year Ended March 31, 2016	Fiscal Year Ended March 31, 2015	Fiscal Year Ended March 31, 2014
Revenues	$113,302	$79,282	$82,837
Income (loss) before income tax	(4,749)	(792)	4,813
Net income (loss)	(3,562)	(651)	2,920
Net income per share – basic	(0.10)	(0.02)	0.02
Net income per share – diluted	(0.10)	(0.02)	0.02
	As of March 31,
	2016	2015	2014
Cash and cash equivalents	$6,154	$6,532	$10,041
Working capital	5,665	6,275	4,854
Total assets	94,621	46,545	48,438
Short-term debt	6,951	1,470	0
Long-term debt	6,800	3,000	0
Stockholders’ equity	45,557	20,556	20,538
ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion of our financial condition and results of operations should be read together with the financial statements and notes contained elsewhere in this Annual Report on Form 10-K. Certain statements in this section and other sections are forward-looking. While we believe these statements are accurate, our business is dependent on many factors, some of which are discussed in “Item 1A. Risk Factors” in this Annual Report on Form 10-K. Many of these factors are beyond our control and any of these and other factors could cause actual results to differ materially from the forward-looking statements made in this Annual Report on Form 10-K. See “Item 1A. Risk Factors” for further information regarding these factors.
All currency amounts in this MD&A are in thousands unless indicated otherwise. Except where context requires otherwise, references in this MD&A to “Majesco,” “we” or “us” are to Majesco and its subsidiaries on a worldwide consolidated basis after giving effect to the Majesco Reorganization.
Overview
We are a global provider of core insurance software consulting and services for business transformation for the insurance industry. We offer core software solutions for P&C and L&A and Pensions & Group Employee Benefits providers, allowing them to manage policy administration, claims management and billing functions. In addition, we offer a variety of other technology-based solutions that enable organizations to automate business processes and comply with policies and regulations across their organizations. Our solutions enable customers to respond to evolving market needs and regulatory changes, while improving the efficiency of their core operations, thereby increasing revenues and reducing costs.
25

Long-term, strong customer relationships are a key component of our success given the long-term nature of our contracts and the importance of customer references for new sales. Our customers range from some of the largest global tier one insurance carriers in the industry to startups, greenfields, and mid-market insurers, including specialty, mutual and regional carriers. As of March 31, 2016, we served approximately 149 insurance customers on a worldwide basis.
We generate revenues primarily from the licensing of our proprietary software and related implementation, support and maintenance fees pursuant to contracts with our customers. In general, we license software which requires significant modification or customization. In such cases, license revenue is not accounted for separately, but rather is accounted for along with software services revenue, as the services are an integral part of software functionality and include significant modification or customization of the software. During the period from July 1, 2012 to March 31, 2016, there were only three contracts where a license fee was charged without customization upon the specific request of three existing customers for an amount of  $200, $167, and $25, respectively.
Our license agreements with our customers typically range in length from fixed-year terms (which maybe renewable) to perpetual terms. Support services are provided to customers pursuant to multi-year support agreements, which are typically renewable on an annual basis. We bill customers for license fees in accordance with the terms of the applicable license agreement, typically payable upon the signing of the agreement and achievement of milestones over the course of a defined period of time. Support fees are payable in advance by the customer on an annualized, quarterly or monthly basis. We primarily derive service revenues from implementation and training services performed for our customers under the terms of a service contract on a time and materials or fixed-price basis.
Fiscal 2016 Highlights
A few of our highlights of fiscal 2016 were:
•
Revenues of  $113.3 million with a gross profit of 44.5%;

•
$16.3 million (14.4% of revenue) in research and development expenses;

•
$38.2 million (33.7% of revenue) in sales, general and administrative expenses;

•
Net loss of  $3.6 million; and

•
Adjusted EBITDA of  $0.6 million, representing 0.5% of revenue.

Use of Non-GAAP Financial Measures
In evaluating our business, we consider and use EBITDA as a supplemental measure of operating performance. We define EBITDA as earnings before interest, taxes, depreciation and amortization. We present EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We define Adjusted EBITDA as EBITDA before one-time non-recurring exceptional costs related to the merger with Cover-All and the listing of our common stock on the NYSE MKT in connection with the merger, expense charge with regard to stock based compensation and an exceptional provision for reversal of accrued revenue in respect of a project in the India-Asia Pacific geography which could potentially be terminated by a client.
The terms EBITDA and Adjusted EBITDA are not defined under U.S. generally accepted accounting principles, or U.S. GAAP, and are not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and when assessing our operating performance, investors should not consider EBITDA or Adjusted EBITDA in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Among other things, EBITDA and Adjusted EBITDA do not reflect our actual cash expenditures. Other companies may calculate similar measures differently than us, limiting their usefulness as comparative tools. We compensate for these limitations by relying on U.S. GAAP results and using EBITDA and Adjusted EBITDA only supplementally.
26

For an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for fiscal 2016 and fiscal 2015, see “— Results of Operations — Fiscal Year Ended March 31, 2016 Compared to Fiscal Year Ended March 31, 2015 — EBITDA”.
Agile Asset Acquisition
On January 1, 2015, we acquired substantially all of the insurance consulting business of Agile, a business and technology management consulting firm. We estimate the total consideration for the Agile asset acquisition will amount to approximately $8.5 million, with a total maximum of  $9.2 million possible depending on earn-out payments. Of the estimated approximately $8.5 million total consideration, (1) $1.0 million was paid in connection with the execution of the acquisition agreement and $2.0 million was paid in connection with the closing of the acquisition with available cash on hand, (2) approximately $390,000 will be paid in cash as deferred payments over three years to certain former Agile employees who became employees of Majesco in connection with the acquisition and (3) up to $5.1 million will be paid by way of earn-out over three years based on the satisfaction of certain time milestones and performance targets, with maximum potential aggregate earn-out payments of up to $5.8 million if performance targets are exceeded. We funded the consideration for this acquisition and all related costs to date using available cash on hand. We subsequently refinanced a portion of the consideration for this acquisition and related costs through borrowings of approximately $3 million under a term loan.
Through this acquisition, we acquired the insurance-focused IT consulting business of Agile, as well as business process optimization capabilities and additional technology services including data architecture strategy and services. In connection with this acquisition, over 55 insurance technology professionals and other personnel formerly employed or engaged by Agile became our employees or independent contractors. This acquisition also resulted in the addition of approximately 20 customers to our customer base. In connection with this acquisition, we assumed office leases under which Agile was lessee in New Jersey, Georgia and Ohio, and acquired certain trademarks, service marks, domain names and business process framework of Agile.
On January 26, 2016, we amended the asset purchase and sale agreement with Agile and its members to amend the terms and conditions of the earn-out. The amendment added in the calculation of revenue for purposes of determining the earn-out for 2015 five percent of the initial order book revenue of Majesco software (intellectual property) deals closed by the Agile Division and 40% of revenue and EBITDA for Data Center of Excellence projects that have been signed in calendar year 2015. For determining the earn-out for 2016 and 2017, the amendment provides that the earn-out performance metrics will be determined at the Majesco level and not the Agile Division level and will be based only on revenue and EBITDA goals of Majesco as reported in Majesco’s consolidated financial statements. The amendment also provides that 50% of the earn-out in the amount of  $583,333 will be fixed with the remainder of the earn-out (the “Variable Earn-Out”) payable to Agile on a percentage basis as calculated below only if Majesco achieves 90% of corporate revenue and EBITDA goals for 2016 and 2017. No Variable Earn-Out will be payable for achieving less than 90% of the corporate revenue and EBITDA goals for 2016 and 2017, respectively, and any additional earn-out will not exceed 20% of the Variable Earn-Out. For revenue and EBITDA between 90% and 120% of Majesco’s revenue and EBITDA goals, Majesco will pay Agile a Variable Earn-Out calculated on a percentage basis. The amendment also adjusts the earn-out periods determination over a period of three years with the first year commencing on January 1, 2015 and ending on December 31, 2015; the second year commencing on April 1, 2016 and ending on March 31, 2017; and the third year commencing on April 1, 2017 and ending on March 31, 2018. We paid approximately $1.5 million as earn-out to Agile in fiscal 2015.
Cover-All Merger
On June 26, 2015, Cover-All, a provider of core insurance software and business analytics solution primarily focused on commercial lines for the property and casualty insurance industry listed on the NYSE MKT, merged into Majesco, with Majesco as the surviving corporation, in a stock-for-stock transaction. In the merger, each share of Cover-All common stock issued and outstanding immediately prior to the effective time of the merger (other than treasury shares) was automatically cancelled and extinguished and converted into the right to receive 0.21641 shares of common stock of Majesco. This exchange ratio
27

resulted in holders of issued and outstanding Cover-All common stock and outstanding options and restricted stock units and other equity awards of Cover-All holding in the aggregate approximately 16.5% of the total capitalization of the combined company immediately following consummation of the merger.
Cover-All’s customers include insurance companies, agents, brokers and MGAs throughout the United States and Puerto Rico. Cover-All’s software solutions and services are designed to enable customers to introduce new products quickly, expand their distribution channels, reduce costs and improve service to their customers. Cover-All’s business analytics solution enables customers to leverage their information assets for real time business insights and for better risk selection, pricing and financial reporting. In 2013, Cover-All announced the general availability of Cover-All Dev Studio, a visual configuration platform for building new and maintaining existing pre-built commercial insurance products for Cover-All Policy. In 2011, Cover-All expanded its portfolio of insurance solutions by acquiring the assets of a recognized claims solution provider, Ho’ike Services, Inc. (doing business as BlueWave Technology).
Our success, in the near term, will depend, in large part, on our ability to: (a) successfully integrate Cover-All and the Agile business into our business, (b) build up momentum for new sales, (c) cross-sell to existing customers and (d) exceed customer satisfaction through our state of the art products and solutions.
Inflation
Although we cannot accurately determine the amounts attributable thereto, our net revenues and results of operations have been affected by inflation experienced in the U.S., Indian and other economies in which we operate through increased costs of employee compensation and other operational expenses during fiscal 2016, fiscal 2015 and fiscal 2014. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. However, there can be no assurance that we will be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
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

•
Delivery or performance has occurred.    The software product has met the milestones contained in the software development contract, professional services are rendered, and any customer acceptance provisions have been satisfied.

•
Fees are fixed or determinable.    Fees from customer arrangements are generally at a contractually fixed price or based upon agreed upon time and material rates.

•
Collectability is probable.    Collectability is assessed on a customer-by-customer basis, based primarily on creditworthiness as determined by credit checks and analysis, as well as customer

28

payment history. If it is determined prior to revenue recognition that collection of an arrangement fee is not probable, revenues are deferred until collection becomes probable or cash is collected, assuming all other revenue recognition criteria are satisfied.
We recognize some license revenue upon delivery, provided that collection is determined to be probable and no significant obligations remain. Some license revenues are not accounted separately from software services revenues as professional services are essential to the software functionality and include significant modification or customization to or development of the underlying software code. Since these software arrangements do not qualify as a separate unit of accounting, the software license revenues are recognized using the percentage of completion method. When contracts contain multiple software and software-related elements (for example, software license, and maintenance and professional services) wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for post-contract customer support services is established by a stated renewal rates charged in stand-alone sales. VSOE of fair value of hosting services is based upon stand-alone sales of those services. Revenue from support services is recognized ratably over the life of the contract. Revenue from professional consulting services is recognized when the service is provided.
Time and Material Contracts — Professional services revenue consists primarily of revenue received for assisting with the development, implementation of our software, on-site support, and other professional consulting services. In determining whether professional services revenue should be accounted, we review the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our implementation services, which typically do involve significant customization to or development of the underlying software code; and whether milestones or acceptance criteria exist that affect the realization of the services rendered. Substantially all of our professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Payments received in advance of rendering professional services are deferred and recognized when the related services are performed. Work performed and expenses incurred in advance of invoicing are recorded as unbilled receivables. These amounts are billed in the subsequent month.
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
29

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
Majesco Reorganization
The consolidated and combined financial statements presented in this Annual Report on Form 10-K represent (i) periods as of and prior to March 31, 2015 when Majesco was a wholly-owned subsidiary of Mastek (referred to as “Combined Financial Statements”) and (ii) the period subsequent to June 1, 2015 when Majesco obtained a controlling ownership in certain entities formerly wholly-owned by Mastek (referred to as “Consolidated Financial Statements”).
30

Results of Operations
Fiscal Year Ended March 31, 2016 Compared to Fiscal Year Ended March 31, 2015
The following table summarizes our consolidated statements of operations for fiscal 2016 and fiscal 2015, including as a percentage of revenues:
Statement of Operations Data
	Fiscal Years Ended
(U.S. Dollars; dollar amounts in thousands):	March 31, 2016%		March 31, 2015%
Total Revenues	$113,302		$79,282
Total cost of revenues	62,832	55%	48,776	62%
Total gross profit	50,470		30,506
Operating expenses:
Research and development expenses	16,267	14%	10,344	13%
Selling, general and administrative expenses	38,204	34%	21,000	26%
Restructuring costs	465		1,120
Total operating expenses:	54,936		32,464
Income (loss) from operations	(4,466)		(1,958)
Interest income	24		185
Interest expense	(596)		(200)
Other income (expenses), net	289		1,181
Income (loss) before provision for income taxes	(4,749)		(792)
Income taxes (benefit)	(1,187)		(141)
Net income (loss)	$(3,562)	(3)%	$(651)	(1)%

The following table represents revenues by each subsidiary and corresponding geographical region:
	Fiscal years ended
(U.S. dollars; dollar amounts in thousands):	March 31, 2016%		March 31, 2015%
Geography: North America
Legal Entity
Majesco	$25,646	23%	$12,233	19%
Majesco Software and Solutions Inc.	54,928	48%	49,336	75%
Vector Insurance Services, LLC	—	0%	515	1%
Cover-All Systems Inc.	17,636	16%	—	—
Majesco Canada Ltd., Canada	2,175	2%	3,209	5%
	$100,385	89%	$65,293	82%
Geography: The United Kingdom
Legal Entity:
Majesco UK Limited, UK	$8,935	8%	$6,828	9%
Geography: Other
Legal Entity:
Majesco Sdn. Bhd., Malaysia	$3,671	3%	$5,347	7%
Majesco (Thailand) Co. Ltd., Thailand		0%	448	0.6%
Majesco Asia Pacific Pte. Ltd., Singapore	73	0%	0	0%
Majesco Software and Solutions India Private
Limited, India	238	0%	1,366	1.4%
	$3,982	3%	$7,161	10%
Total Revenues	$113,302		$79,282

31

Revenues
Revenues for fiscal 2016 were $113,302 compared to $79,282 for fiscal 2015, reflecting an increase of 43%. This increase was mainly due to the addition of revenue from Cover-All Systems Inc. of  $17,636 and an increase in revenue in Majesco of  $13,413. The increase in revenue in Majesco was primarily due to the Agile asset acquisition.
Gross Profit
Gross profit was $50,470 for fiscal 2016 compared with $30,506 for fiscal 2015. This represents an increase of 65%. The increase in gross profit is due to an increase in revenue while managing better costs of revenues. As a percentage of revenues, cost of sales decreased to 55% for fiscal 2016 from 62% for fiscal 2015.
Salaries and consultant fees in the cost of revenues were $43,904 for fiscal 2016 compared to $35,119 for fiscal 2015. This represents an increase of 25% in salaries and consultant fees related to the growth in our revenues. We had 2,232 and 1,711 technical and technical support employees as of March 31, 2016 and 2015, respectively. As a percentage of revenues, salaries and consultant fees decreased from 44.1% for fiscal 2015 to 39% for fiscal 2016.
Operating Expenses
Operating expenses were $54,936 for fiscal 2016 compared to $32,464 for fiscal 2015. This represents an increase of 69%. As a percentage of revenues however, operating expenses increased to 48% from 41%. The increase in operating expenses was primarily due to an increase in general and administrative expenses of $17,205 offset by a decrease in restructuring costs of  $655 due to the consummation of the Majesco Reorganization and an increase in research and development costs of  $5,923.
Our historical financial statements include expense allocations from Mastek for certain corporate support services, which are recorded within costs of revenue and operating expenses in our Statements of Operations. Management believes that the basis used for the allocations is reasonable and reflects the portion of such costs attributed to the Majesco operations; however, the amounts may not be representative of the costs necessary to operate as a separate stand-alone company. Management is unable to determine what all such costs would have been had Majesco been independent. Upon the completion of the Cover-All merger, we started performing these functions using our own resources or purchased services.
Income from Operations
Income/(Loss) from operations was $(4,466) for fiscal 2016 compared to $(1,958) for fiscal 2015. As a percentage of revenues, net income/(loss) from operations was (3.9%) for fiscal 2016 compared to net income (loss) of  (2.5%) for fiscal 2015.
Other Income
Other income (net) was $(283) for fiscal 2016 compared to $1,166 for fiscal 2015. The decrease was primarily due to a reduction of interest income of  $161, an increase of interest expense of  $396, a reduction in profit on the sale of current investments of  $578, a reduction in income from subletting of  $62 and a one-time insurance claim received in March 2015 of  $152.
Tax provision
Tax benefit was $1,187 for fiscal 2016 compared to a $141 for fiscal 2015. The main reason for the decrease in tax provision is the decrease in taxable profits during fiscal 2016. Our effective tax rate for fiscal 2016 was (24.9%) as compared to (17.8%) for fiscal 2015. This was primarily due to the recognition of a deferred tax asset of  $2,227 in fiscal 2016, out of which $1,922 is on account of carry forwarded income-tax losses as compared to the recognition of a deferred tax asset of  $1,840 on carry forwarded income-tax losses for fiscal 2015. The deferred tax asset was created on losses pertaining primarily to our North American operations and it is more likely than not that these would reverse in subsequent years. The credit of deferred tax was partially offset by provision for current tax.
32

Net Income
Net income/(loss) was $(3,562) for fiscal 2016 compared to net income/(loss) of  $(651) for fiscal 2015. Net income/(loss) per share, basic and diluted, was $(0.10) and $(0.10), respectively, for fiscal 2016 compared to net income/(loss) per share, basic and diluted, of  $(0.02) and $(0.02) , respectively, for fiscal 2015.
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP metric, was $589 for fiscal 2016 compared to $3,245 for fiscal 2015.
The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for fiscal 2016 and fiscal 2015:
	Fiscal years ended
(U.S. dollars; in thousands)	March 31, 2016	March 31, 2015
Net Income (loss)	$(3,562)	$(651)
Add:
Provision (benefit) for income taxes	(1,187)	(141)
Depreciation and amortization	3,842	2,425
Interest expense	596	200
Less:
Interest income	24	185
Other income (expenses), net	289	1,181
EBITDA	$(624)	$467
Add:
Restructuring costs	465	1,120
Stock based compensation	748	248
Reversal of accrued revenue	$0	1,410
Adjusted EBITDA	589	3,245
Revenue	113,302	79,282
Adjusted EBITDA as a % of Revenue	0.52%	4.1%
Liquidity and Capital Resources
Our cash and cash equivalent and short term investments position was $6,154 at March 31, 2016, $6,532 at March 31, 2015 and $10,041 at March 31, 2014.
Net cash (used) provided by operating activities was $(5,751) for fiscal 2016; $3,688 for fiscal 2015 and $3,084 for fiscal 2014. We had accounts receivable of  $ 22,503 at March 31, 2016, $7,758 at March 31, 2015 and $9,309 at March 31, 2014. We had revenues in excess of billings of  $ 7,379 at March 31, 2016, $5,615 at March 31, 2015 and $7,827 at March 31, 2014. Accounts payable and accrued expenses, and current portions of capital lease obligations amounted to $27,470 at March 31, 2016, $14,188 at March 31, 2015 and $20,292 at March 31, 2014. The average days sales outstanding for fiscal 2016, fiscal 2015 and fiscal 2014 were 96 days, 62 days and 76 days, respectively. The increase to 96 days was primarily on account of billings to a client due to milestone achievement at the end of March 2016. The days sales outstanding have been calculated by taking into consideration the combined balances of accounts receivable and unbilled accounts receivable.
Net cash used by investing activities amounted to $7,195 for fiscal 2016 compared to $7,516 for fiscal 2015 and $4,931 for fiscal 2014. Net cash used by investing activities included the purchase of plant, property & equipment and intangible assets aggregating to $3,143, payment for purchase consideration of lump sale in the Majesco Reorganization of  $ 3,520 and payment of purchase consideration of  $276 for the acquisition of our Singapore affiliate.
33

Purchase of investments in mutual funds was $ 364 for fiscal 2016 compared to sale of investments in mutual funds of  $2,755 for fiscal 2015 and $2,869 for fiscal 2014. Restricted cash was $257 for fiscal 2016 compared to $305 for fiscal 2015 and $301 for fiscal 2014.
Net cash generated by financing activities was $9,218 for fiscal 2016, compared to $2,966 for fiscal 2015 and net cash used of  ($22) for fiscal 2014. The increase in cash generated was on account of borrowings (net of repayments) of  $9,281 and a decrease in capital lease obligation by $62. The details of our borrowings are described below.
We operate in multiple geographical regions of the world through our various subsidiaries. We typically fund the cash requirements for our operations through license, services, and support agreements. As of March 31, 2016, we had approximately $ 6,154 of cash, cash equivalents and marketable securities of which approximately $4,219 is held by our foreign subsidiaries. We intend to permanently reinvest these funds outside the U.S., and therefore, we do not anticipate repatriating undistributed earnings from our non-U.S. operations. If funds from foreign operations are required to fund U.S. operations in the future and if U.S. tax has not previously been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.
As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next twelve months, we anticipate incurring capital expenditures of  $3 to $4 million for new business development activities and infrastructure enhancements.
We believe that our current cash balances and anticipated cash flows from operations will be sufficient to meet our normal operating needs for at least the next twelve months. These projections include anticipated sales of new licenses, the exact timing of which cannot be predicted with absolute certainty and can be influenced by factors outside our control. Our ability to fund our working capital needs and address planned capital expenditures will depend on our ability to generate cash in the future. We anticipate generating future working capital through sales to new customers and continued sales and services to our existing customers.
Our future liquidity and capital resource requirements will depend on many factors, including, but not limited to, the following trends and uncertainties we face:
•
Our ability to generate cash is subject to general economic, financial, competitive and other factors beyond our control.

•
Our need to invest resources in product development in order to continue to enhance our current products, develop new products, attract and retain customers and keep pace with competitive product introductions and technological developments.

•
We experience competition in our industry and continuing technological changes.

•
Insurance companies typically are slow in making decisions and have numerous bureaucratic and institutional obstacles, which can make our efforts to attain new customers difficult.

•
We compete on the basis of insurance knowledge, products, services, price, technological advances and system functionality and performance.

We do not expect for there to be a need for a change in the mix or relative cost of our sources of capital.
Financing Arrangements
On March 25, 2011, we entered into a secured revolving working capital line of credit facility with ICICI Bank Limited (“ICICI”) under which the maximum borrowing limit is $5,000. The interest rate on the credit facility at March 31, 2016 was three-month LIBOR plus 350 basis points and increased to three-month LIBOR plus 375 basis points with the second extension of this facility described below. In case of unhedged foreign currency exposure, ICICI reserves the right to increase the pricing of this facility. The credit facility is guaranteed by Mastek subject to the terms and conditions set forth in the guarantee. The credit facility initially matured on November 11, 2015.
34

On November 20, 2015, we extended this line of credit to February 11, 2016. The facility was further extended to May 9, 2016 and again extended to May 15, 2017. Majesco paid a processing fee of  $12,500 in connection with the second extension and a processing fee of  $50,833.33 in connection with the third extension. In connection with these extensions of the Majesco line of credit, Mastek also extended its guarantee of such line of credit.
This facility is secured by a continuing first priority lien on and security interest in, among other things, all of Majesco’s personal property and assets (both tangible and intangible), including accounts receivable, cash, certificated and uncertificated securities and proceeds of any insurance or indemnity payable to us with respect to the collateral. This facility contains financial covenants applicable to us, as well as restrictions on, among other things, our ability to incur debt or liens; make loans and investments; enter into mergers, acquisitions and other business combinations; engage in asset sales; or amend our governing documents. This facility also restricts us from paying dividends upon and during the continuation of an event of default.
As of March 31, 2016, we had $2,300 of borrowings outstanding, and were in compliance with all financial covenants, under this facility.
On June 30, 2015, we entered into a secured Pre Shipment in Foreign Currency and Past Shipment in Foreign Currency (“PCFC”) facility with YES Bank under which we may request 3 months pre-export advances and advances against export collection bills. The maximum borrowing limit is $5,656. The interest rate on this PCFC facility is LIBOR plus 150 basis points. The interest rate on this PCFC facility is determined at the time of each advance. This PCFC facility has a first pari passu charge over the current assets of our subsidiary Majesco Software and Solutions India Pvt. Ltd. (“MSSIPL”). As of March 31, 2016, we had $ 4,651 of borrowings outstanding under this PCFC facility. For further details regarding the terms and covenants of this PCFC facility and were in compliance with the terms of this facility.
On July 27, 2015, MSSIPL entered into a Credit Arrangement Letter with ICICI for packing credit in foreign currency and post-shipment credit in foreign currency. Under this facility MSSIPL may borrow up to 150 million Indian Rupees (approximately $2,252 at the exchange rate on May 6, 2016) in short term borrowings for working capital, including software and related services. Interest rate on this facility is based on LIBOR plus a margin to be determined at the time of each draw by ICICI. In addition, this facility includes a bank guarantee facility of up to 5 million Indian rupees (approximately $75 at the exchange rate on May 6, 2016) bearing a commission of 0.40% annually plus applicable service tax. This facility has a first pari passu charge over the current assets of MSSIPL. This facility is available until July 8, 2016 and contains covenants and customary events of default. As of March 31, 2016, we had no amounts outstanding under this facility.
On August 28, 2015, MSSIPL entered into a Facility Letter with Standard Chartered Bank for pre-shipment financing and overdraft facilities. Under this facility MSSIPL may borrow up to 50 million Indian Rupees (approximately $751 at the exchange rate on May 6, 2016) in short term borrowings. Interest rate on this facility is based on a base rate or LIBOR plus a margin to be determined at the time of each draw by the lender. This facility has a first pari passu charge over the current assets of MSSIPL. This facility contains restrictive covenants on MSSIPL, its direct parent and their subsidiaries, including a negative pledge covenant and restrictions on assets sales outside the ordinary course of business or other substantial changes to the business. In addition, any change in ownership or control or merger transaction of MSSIPL, its direct parent or their subsidiaries will require consent from Standard Chartered Bank. Standard Chartered Bank may cancel a loan at any time. This facility also contains customary events of default provision and indemnification provisions whereby MSSIPL will indemnify Standard Chartered Bank against all losses or damages related to the facility. In addition, Standard chartered Bank has a right of first refusal on future hedging transactions, refinancing of the facility or other similar transactions so long as any amounts remain owed to it under the facility. MSSIPL is also obligated to reimburse all costs and expenses of Standard Chartered Bank under this facility. As of March 31, 2016, we had no amounts outstanding under this facility.
On March 23, 2016, we entered into a Loan Agreement (the “Loan Agreement”) with HSBC Bank USA, National Association (“HSBC”) pursuant to which HSBC agreed to extend loans to us in the amount of up to $10,000 and we issued a promissory note to HSBC in the maximum principal amount of  $10,000
35

or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). On March 23, 2016, we borrowed $6,800 under the Facility, and the remainder of the loan amount may be borrowed at any time up to and including May 23, 2016. The outstanding principal balance of the loan will bear interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest will be payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of  $1,666.67 shall be due and payable semi-annually. All principal and interest outstanding under the Note shall be due and payable on March 1, 2021. The Facility is unsecured and supported by a letter of credit issued by our controlling shareholder, Majesco Limited, of $10,000, As of March 31, 2016, we had $6,800 outstanding under this facility.
The Facility contains affirmative covenants that require us to furnish financial statements to HSBC and cause Majesco Limited to maintain (1) a Net Debt-to-EBITDA Ratio (as defined in the Loan Agreement) of not more than (a) 5.00 to 1.00 as of the last day of its 2017 fiscal year and (b) 2.50 to 1.00 as of the last day of each fiscal year thereafter, and (2) a Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 1.50 to 1.00 as of the last day of each fiscal year. The Facility contains restrictive covenants on us, including restrictions on declaring or paying dividends upon and during the continuation of an event of default, incurring additional indebtedness, selling material portions of our assets or undertaking other substantial changes to the business, purchasing or holdings securities for investment, and extending credit to any person outside the ordinary course of business. The Facility also contains customary events of default provision and indemnification provisions whereby we will indemnify HSBC against all losses or damages related to the Facility, provided, however, that we shall not have any indemnification obligations to HSBC for any claims caused by HSBC’s gross negligence or willful misconduct. We may use the loan proceeds solely for the purpose of refinancing existing indebtedness, capital expenditures and working capital and other general corporate purposes.
We used proceeds from the Facility to refinance our $3,000 term loan with Punjab National Bank (International) Limited, to fund capital expenditures and for working capital and other general corporate purposes.
Dividends and Redemption
We have not declared or paid any cash dividend on our common stock since 2000. It has been our policy to invest earnings in growth rather than distribute earnings as common stock dividends. This policy, is expected to continue, but is subject to regular review by our Board of Directors.
Contractual Obligations
The following table summarizes our known contractual obligations as of March 31, 2016:
Payments due by period
(in thousands)
Particulars	Total	<1 Year	1 – 3 Years	3 – 5 Years	>5 Years
Capital Leases	302	171	131	—	—
Operating Leases	12,993	2,974	8,334	976	709
Purchase Obligations	—	—	—	—	—
Long-Term Debt	6,800	—	3,320	3,480	—
Majesco Credit Facility	6,951	6,951	—	—	—
Other Obligations – Contingent Consideration	592	870	(278)	—	—
Total	$27,638	$10,966	$11,507	$4,456	$709

As of March 31, 2016, our operating leases consisted of leases for office space in the United States, Canada, the United Kingdom, Malaysia, Thailand, Singapore and India for terms ranging from three to ten years each. Many of these leases include renewal options, with renewal periods generally between two to five years. We also leased automobiles under capital leases. Contingent consideration reflects discounted
36

future cash flows during the earn-out period related to our acquisition of the Agile assets in December 2014. See Notes 5, 21 and 22 to our consolidated financial statements as well as “Item 2. Properties” for additional information related to our capital and operating leases and other contractual obligations.
In addition to our contractual obligations set forth in the table above, we also have contractual and non-contractual employee benefits and related obligations, including those described below:
(1)
Obligations under a post-employment defined benefit plan (the “Gratuity Plan”) covering all employees in India who are eligible under the terms of their employment, and governed by India’s Payment of Gratuity Act, 1972. The Gratuity Plan provides a lump sum payment to vested employees at retirement or upon termination of employment based on the respective employee’s salary and the years of employment with Majesco. We determine our liability towards the Gratuity Plan on the basis of actuarial valuation. Actuarial gains and losses arising from experience adjustments, and changes in actuarial assumptions are recognized immediately in the combined Statement of Operations as income or expense. These obligations are valued by independent qualified actuaries. We evaluate these critical actuarial assumptions at least annually. If actual results differ significantly from our estimates, our gratuity expense and our results of operations could be materially impacted. Our aggregate obligations under the Gratuity Plan were $68 for fiscal 2016.

(2)
We have obligations with respect to the encashment of leave balances of certain of our employees in India and other countries. Our aggregate obligations under provision for accrued vacation (leave encashment) were $ 1,324 for fiscal 2016. Our total obligations under leave encashment was $2,159 as of March 31, 2016.

(3)
We pay contributions to a defined contribution pension scheme covering our employees in Canada and the United Kingdom. The assets of the scheme are held separately from those of Majesco in an independently administered fund. We contributed $25 to the fund during fiscal 2016.

(4)
Senior employees of our Indian subsidiary are entitled to superannuation, a defined contribution plan (the “Superannuation Plan”). We make a yearly contribution to the Superannuation Plan, which is administered and managed by the Life Insurance Corporation of India based on a specified percentage (presently at 12.5% to 15% depending on the grade of the employee) of each covered employee’s basic salary. We contributed $33 towards the Superannuation Plan during fiscal 2016.

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

(6)
We make payments to defined contribution plans established and maintained in accordance with the local laws of the United States and of the jurisdictions in which our subsidiaries are located. Our aggregate monthly contributions to all of these plans are charged to combined Statement of Operations in the year they are incurred and there are no further obligations under these plans beyond those monthly contributions. We contributed $148 in the aggregate towards all these contribution plans during fiscal 2016.

See Notes 2(l) and 13 to our consolidated financial statements for fiscal 2016 for additional information.
In addition, as of March 31, 2016, we had gross unrecognized tax benefits of  $441. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table. See Note 15 to our consolidated financial statements for additional information.
37

Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.
Recent Accounting and Auditing Developments
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASC 606”), which, when effective, will supersede the guidance in former ASC 605, Revenue Recognition. The new guidance requires entities to recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within that year for public companies and effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018 for private companies. Early adoption is not permitted. We will adopt this standard for the year ended March 31, 2019 and interim periods of the year ended March 31, 2020. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for the interim and annual reporting periods. We are currently evaluating the impact of this standard on our consolidated financial statements.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which makes changes to both the variable interest model and the voting model. These changes will require re-evaluation of certain entities for consolidation and will require us to revise our documentation regarding the consolidation or deconsolidation of such entities. ASU 2015-02 is effective for reporting periods after December 15, 2015 and interim periods within those fiscal years. We are currently evaluating the effect that this ASU will have on our consolidated financial statements and related disclosures.
In April 2015, the FASB issued Accounting Standards Update No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2015-06”), which applies to master limited partnerships that receive net assets through a dropdown transaction. ASU 2015-06 specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. ASU 2015-06 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and will be applied retrospectively. Earlier application is permitted. We are currently evaluating the effect that this ASU will have on our consolidated financial statements and related disclosures.
In September 2015, the FASB issued Accounting Standards Update 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The FASB issued ASU 2015-16 to simplify US GAAP to require that the acquirer record, in the same period’s financial statements, the effect of changes to provisional, measurement period amounts calculated as if the accounting had been completed at the acquisition date and disclose the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We do not believe that this updated standard will have a material impact on our consolidated financial statements.
In November 2015, the FASB issued Accounting Standards Update 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 removes the requirement that deferred tax assets and liabilities be classified as either current or noncurrent in a classified statement of financial position and instead considers deferred tax assets and liabilities to be classified as
38

noncurrent. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not believe that this updated standard will have a material impact on our consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact that the adoption of this guidance will have on our consolidated financial statements and the implementation approach to be used.
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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and investments. We do not use derivative financial instruments to hedge interest rate exposure. Our cash and cash equivalents and investments as of March 31, 2016 were $5,520 and $634, respectively. We invest primarily in highly liquid, money market funds and bank fixed deposits. Because of the short-term nature of the majority of the interest-bearing securities we hold, we believe that a 10% fluctuation in the interest rates applicable to our cash and cash equivalents and investments would not have a material effect on our financial condition or results of operations.
The rate of interest on our revolving line of credit facility, PCFC facility and HSBC Facility which were in effect as of March 31, 2016, are variable and are based on LIBOR plus a fixed margin As of March 31, 2016, we had $2,300 and $4,651 in borrowings outstanding under our revolving line of credit facility and PCFC facility, respectively. As of March 31, 2016, we borrowed $6,800 under the HSBC Facility. We believe that a 10% fluctuation in the interest rates applicable to our borrowings would not have a material effect on our financial condition or results of operations.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar. However, payments to us by customers outside the U.S. are generally made in the local currency. Accordingly, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar,
39

Indian rupee, British pound, Thai baht, Singapore dollars, New Zealand dollar and Malaysian ringgit. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.
We generated approximately 13.3%, 21.7% and 23.6%, respectively of our gross revenues outside of the United States for the fiscal 2016, fiscal 2015 and fiscal 2014. The effect of foreign exchange rate changes on cash and cash equivalents resulted in a loss of  $217, a gain of  $107 and a loss of  $432 for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. For the fiscal 2016, fiscal 2015 and fiscal 2014, we had a foreign exchange gain of approximately $122, $187 and $271, respectively.
We use foreign currency forward contracts and par forward contracts to hedge our risks associated with foreign currency fluctuations related to certain commitments and forecasted transactions. The use of hedging instruments is governed by our policies which are approved by our Board of Directors. We designate these hedging instruments as cash flow hedges. Derivative financial instruments we enter into that are not designated as hedging instruments in hedge relationships are classified as financial instruments at fair value through profit or loss.
The aggregate contracted USD principal amounts of our foreign exchange forward contracts (sell) outstanding as of March 31, 2016 amounted to $10,660 and as of March 31, 2015 amounted to $22,980. The outstanding forward contracts as of March 31, 2016 mature between 1 to 12 months. As of March 31, 2016, we estimate that $117, net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.
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
	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of March 31, 2016
Designated as hedging instruments under Cash Flow Hedges (in thousands)
Foreign exchange forward contracts	$0	$180	$0	$4
	$0	$180	$0	$4
As of March 31, 2015
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$28	$545	$13	$15
	$28	$545	$13	$15

*
The noncurrent and current portions of derivative assets are included in ‘Other Assets’ and ‘Prepaid Expenses And Other Current Assets’, respectively and of derivative liabilities are included in ‘Other Liabilities’ and ‘Accrued Expenses And Other Liabilities’, respectively in the Combined Balance Sheet.

For more information on foreign currency translation adjustments and cash flow hedges and other derivative financial instruments, see Notes 2, 4 and 12 to our consolidated financial statements for the year ended March 31, 2016.
40

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at “Item 15. Exhibits and Financial Statement Schedules.”
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of March 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as a result of material weaknesses.
41

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
ITEM 9B.
OTHER INFORMATION

On May 20, 2016, our secured revolving working capital line of credit facility with ICICI was extended to May 15, 2017. In connection with this extension, the interest rate on the facility was increased to three-month LIBOR plus 375 basis points. In case of unhedged foreign currency exposure, ICICI reserves the right to increase the pricing of this facility. See Note 10 — Borrowings in our consolidated financial statements for details of this facility.
42

PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our definitive proxy statement for the 2016 Annual Meeting of Shareholders.
ITEM 11.
EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2016 Annual Meeting of Shareholders.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2016 Annual Meeting of Shareholders.
ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2016 Annual Meeting of Shareholders.
ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2016 Annual Meeting of Shareholders.
PART IV
ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
See the Index to our financial statements on page F-1 of this Annual Report on Form 10-K.
2.
Financial Statement Schedules

All schedules are omitted as information required is inapplicable or the information is presented in the combined financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
3.
Exhibits

The exhibits listed in the accompanying exhibit index are filed or incorporated by reference as a part of this Annual Report on Form 10-K.
(b)
Exhibits. See Item 15(a)(3) above.

(c)
Financial Statements Schedules. See Item 15(a)(2) above.

43

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MAJESCO
By:	/s/ Ketan Mehta
Ketan Mehta President and Chief Executive Officer
Date: May 23, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Ketan Mehta Ketan Mehta	President and Chief Executive Officer (Principal Executive Officer) and Director	May 23, 2016
/s/ Farid Kazani Farid Kazani	Chief Financial Officer and Treasurer (Principal Financial Officer)	May 23, 2016
/s/ Arun K. Maheshwari Arun K. Maheshwari	Director	May 23, 2016
/s/ Earl Gallegos Earl Gallegos	Director	May 23, 2016
/s/ Atul Kanagat Atul Kanagat	Director	May 23, 2016
/s/ Sudhakar Ram Sudhakar Ram	Director	May 23, 2016
/s/ Steven R. Isaac Steven R. Isaac	Director	May 23, 2016
/s/ Robert P. Restrepo Jr. Robert P. Restrepo Jr.	Director	May 23, 2016

EXHIBIT INDEX
2.1	Agreement and Plan of Merger, dated as of December 14, 2014, by and between Majesco and Cover-All (incorporated by reference to Exhibit 2.1 to Majesco’s Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on June 19, 2015)
2.2	Amendment No. 1 to Agreement and Plan of Merger dated as of February 18, 2015, by and among Majesco, Cover-All and RENN (incorporated by reference to Exhibit 2.2 to Annual Report on Form 10-K for the year ended March 31, 2015, filed with the SEC on June 19, 2015)
3.1	Amended and Restated Articles of Incorporation of Majesco, dated June 22, 2015, as amended (incorporated by reference to Exhibit 3.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 23, 2015)
3.2	Amended and Restated Bylaws of Majesco, dated June 22, 2015, as amended (incorporated by reference to Exhibit 3.3 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 23, 2015)
4.1	Form of common stock certificate of Majesco (incorporated by reference to Exhibit 4.1 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.1+	Form of Majesco Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.1 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.2+	Majesco 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.3+	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.4+	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.5+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.6+	Form of Employee Stock Option Scheme of Majesco Limited — Plan I (incorporated by reference to Exhibit 10.7 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.7+	Form of Option Award Letter (incorporated by reference to Exhibit 10.8 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.8+	Form of Majesco Performance Bonus Plan (incorporated by reference to Exhibit 10.9 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.9+	Form of Majesco Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.10+	Employment Letter Agreement between Majesco and Ketan Mehta, dated as of September 4, 2013 (incorporated by reference to Exhibit 10.11 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.11+	Employment Letter Agreement between Majesco and William Freitag, dated as of January 1, 2015 (incorporated by reference to Exhibit 10.12 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)

10.12+	Employment Letter Agreement between Majesco and Edward Ossie, dated December 1, 2014 (incorporated by reference to Exhibit 10.13 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.13+	Employment Letter Agreement between Majesco and Prateek Kumar, dated as of April 11, 2003 (incorporated by reference to Exhibit 10.14 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.14+	Employment Letter Agreement between Majesco and Chad Hersh, dated as of November 14, 2014 (incorporated by reference to Exhibit 10.15 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.15+	Employment Letter Agreement between Majesco and Lori Stanley, dated as of June 29, 2011(incorporated by reference to Exhibit 10.16 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.16	Credit Facility Agreement between ICICI Bank Limited (“ICICI”), New York Branch and Majesco, dated as of March 25, 2011 (incorporated by reference to Exhibit 10.19 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.17	Revolving Credit Note in Favor of ICICI dated as of March 25, 2011 (incorporated by reference to Exhibit 10.20 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.18	Security Agreement between ICICI and Majesco, dated as of March 25, 2011 (incorporated by reference to Exhibit 10.21 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.19	Guaranty Agreement between ICICI and Mastek Limited, dated as of June 10, 2012 (incorporated by reference to Exhibit 10.22 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.20	Subordination Agreement between ICICI and Majesco, dated as of March 25, 2011 (incorporated by reference to Exhibit 10.23 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.21	Facility Letter between Punjab National Bank (International) Limited and Majesco, dated as of January 9, 2015 (incorporated by reference to Exhibit 10.24 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.22	Agreement between Punjab National Bank (International) Limited and Majesco, dated as of January 14, 2015 (incorporated by reference to Exhibit 10.25 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.23	Standby Letter of Credit from YES Bank Ltd. in favor of Punjab National Bank (International) Limited, dated January 29, 2015, as amended (incorporated by reference to Exhibit 10.26 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.24	Asset Purchase and Sale Agreement by and among Majesco, Agile Technologies, LLC and solely with respect to Sections 7.8 and 9, William K. Freitag, John M. Johansen and Robert Buhrle, dated December 12, 2014 (incorporated by reference to Exhibit 10.27 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)(2)
10.25	Amendment No. 1 to Amendment Asset Purchase and Sale Agreement, dated as of January 1, 2015, by and among Majesco, Agile Technologies, LLC, William K. Freitag, John M. Johansen and Robert Buhrle (incorporated by reference to Exhibit 10.28 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.26	Share Purchase Agreement, dated September 15, 2014, between Mastek Limited and MajescoMastek, for shares of MajescoMastek Canada Limited (incorporated by reference to Exhibit 10.29 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)

10.27	Business Transfer Agreement, dated January 29, 2015, between Mastek (UK) Limited and Majesco UK Limited (incorporated by reference to Exhibit 10.30 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.28	Share Purchase Agreement, dated September 18, 2014, between Mastek Limited and MajescoMastek, for shares of Mastek MSC Sdn Bhd. (incorporated by reference to Exhibit 10.31 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.29	Scheme of Arrangement among Mastek Limited, Minefields Computers Limited, Majesco Software and Solutions India Private Limited and their respective shareholders and creditors (incorporated by reference to Exhibit 10.32 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)(2)
10.30+	Form of Non-Qualified Stock Option Award Agreement for the United Kingdom (incorporated by reference to Exhibit 10.32 to Majesco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the SEC on August 10, 2015)
10.31	Pre Shipment in Foreign Currency Credit Facility Agreement between Majesco Software & Solutions India Private Limited and Yes Bank Limited, dated June 30, 2015 (incorporated by reference to Exhibit 10.33 to Majesco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the SEC on August 10, 2015)
10.32	Joint Venture Agreement dated September 24, 2015, between Mastek (UK) Limited and Majesco Software and Solutions India Private Limited (incorporated by reference to Exhibit 10.34 to Majesco’s Current Report on Form 8-K, filed with the SEC on September 28, 2015)
10.33	Share Purchase Agreement dated October 31, 2015, between Mastek Limited and Majesco SDN BHD (incorporated by reference to Exhibit 10.35 to Majesco’s Current Report on Form 8-K, filed with the SEC on November 3, 2015)
10.34	Services Agreement dated December 2, 2015, between Mastek (UK) Limited and Majesco UK Limited (incorporated by reference to Exhibit 10.36 to Majesco’s Current Report on Form 8-K, filed with the SEC on December 3, 2015)
10.35	Credit Arrangement Letter dated July 27, 2015, between Majesco Software and Solutions India Private Limited and ICICI Bank Limited (incorporated by reference to Exhibit 10.37 to Majesco’s Current Report on Form 8-K, filed with the SEC on November 19, 2015)
10.36	Facility Letter dated August 28, 2015, between Majesco Software and Solutions India Private Limited and Standard Chartered Bank (incorporated by reference to Exhibit 10.38 to Majesco’s Current Report on Form 8-K, filed with the SEC on November 19, 2015)
10.37	Stock Purchase Warrant, dated June 26, 2015, issued to Michaelson Capital Special Finance Fund, LP (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 30, 2015)
10.38	Extension Letter of the Credit Facility Agreement between ICICI Bank Limited and Majesco, dated as of November 20, 2015 (incorporated by reference to Exhibit 10.40 to Majesco’s Current Report on Form 8-K, filed with the SEC on November 24, 2015)
10.39	Extension of the Guaranty Agreement between ICICI Bank Limited and Mastek Limited, dated as of November 24, 2015 (incorporated by reference to Exhibit 10.41 to Majesco’s Current Report on Form 8-K, filed with the SEC on November 24, 2015)
10.40	Second Amendment to Asset Purchase and Sale Agreement, dated as of January 26, 2016 amending the Asset Purchase and Sale Agreement by and among Agile Technologies, LLC, a New Jersey limited liability company, the members of the Seller and Majesco, dated December 12, 2014, and as amended on January 1, 2015 (incorporated by reference to Exhibit 10.42 to Majesco’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, filed with the SEC on January 29, 2016)(5)

10.41+	First Amendment dated January 26, 2016 to the Employment Letter Agreement between Majesco and William Freitag, dated as of January 1, 2015 (incorporated by reference to Exhibit 10.43 to Majesco’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, filed with the SEC on January 29, 2016)
10.42	Stock Purchase Warrant, dated June 26, 2015, issued to Monarch Capital Group, LLC (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 30, 2015)
10.43	Stock Purchase Warrant, dated June 26, 2015, issued to Robert Nathan (incorporated by reference to Exhibit 10.3 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 30, 2015)
10.44	Stock Purchase Warrant, dated September 1, 2015, issued to Maxim Partners LLC (incorporated by reference to Exhibit 10.1 to Majesco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the SEC on November 3, 2015)
10.45	Extension Letter of the Credit Facility Agreement between ICICI Bank Limited and Majesco, dated as of February 11, 2016 (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on February 16, 2016)
10.46	Services Agreement, dated March 1, 2016, by and between Majesco and Digility Inc. (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on March 2, 2016)
10.47	Sublease Agreement, dated March 1, 2016, by and between Majesco and Digility Inc. (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on March 2, 2016)
10.48	Loan Agreement, dated March 23, 2016, by and between Majesco and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on March 28, 2016)
10.49	Promissory Note in favor of HSBC Bank USA, National Association, dated March 23, 2016 (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on March 28, 2016)
10.50	Credit Arrangement letter dated as of May 20, 2016 between Majesco and ICICI Bank Limited, New York Branch(1)
21	Subsidiaries of Majesco(1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.1	The following materials from Majesco’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 formatted in extensible Business Reporting Language (XBRL): (i) Consolidated and Combined Balance Sheets as of March 31, 2016 and March 31, 2015; (ii) Consolidated and Combined Statements of Operations for the fiscal years ended March 31, 2016, March 31, 2015 and March 31, 2014; (iii) Consolidated and Combined Statements of Comprehensive Income for the fiscal years ended March 31, 2016, March 31, 2015 and March 31, 2014; (iv) Consolidated and Combined Statements of Changes in Stockholders’ Equity for the fiscal year ended March 31, 2016, March 31, 2015 and March 31, 2014; (v) Consolidated and Combined Statements of Cash Flows for the fiscal years ended March 31, 2016, March 31, 2015 and March 31, 2014; and (vi) Notes to Consolidated and Combined Financial Statements(4)

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

(4)
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

(5)
Confidential treatment has been requested to a portion of this exhibit, and such confidential portion has been deleted and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

Index to Financial Statements
Majesco as of March 31, 2016, 2015 and 2014, and for the Years Ended March 31, 2016,
March 31, 2015 and March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Majesco
We have audited the accompanying consolidated and combined balance sheets of Majesco (“the Company”) (a combination of subsidiaries and insurance related operations of Mastek Ltd.) as of March 31, 2016 and 2015, and the related consolidated and combined statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the fiscal years ended March 31, 2016, 2015 and 2014. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated and combined financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated and combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Majesco as of March 31, 2016 and 2015, and the results of their operations and their cash flows for the fiscal years ended March 31, 2016, 2015 and 2014, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2, the accompanying combined financial statements for fiscal 2015 and 2014 have been derived from the consolidated financial statements and accounting records of Mastek Ltd. and include allocations of certain costs from Mastek Ltd. As a result, these allocations may not be reflective of the actual costs that would have been incurred had Majesco operated as a separate entity apart from Mastek Ltd.
/s/ MSPC
Certified Public Accountants and Advisors,
A Professional Corporation
Cranford, New Jersey
May 23, 2016

Majesco
Consolidated and Combined Balance Sheets
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)
	March 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,520	$6,262
Short term investments	634	270
Restricted cash	257	305
Accounts receivables, net	22,503	7,758
Unbilled accounts receivable	7,379	5,615
Deferred income tax assets	1,847	2,168
Prepaid expenses and other current assets	6,195	2,911
Total current assets	44,335	25,289
Property and equipment, net	3,462	1,173
Intangible assets, net	10,483	3,434
Deferred income tax assets	3,586	2,182
Other assets	480	271
Goodwill	32,275	14,196
Total Assets	$94,621	$46,545
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Capital lease obligation .	$159	$17
Loan from Bank	6,951	1,470
Accounts payable	3,659	442
Accrued expenses and other liabilities Related Parties	—	3,520
Others	16,701	8,739
Deferred revenue	11,200	4,826
Total current liabilities	38,670	19,014
Capital lease obligation, net of current portion	120	31
Term loan – bank	6,800	3,000
Others	3,474	3,944
Total Liabilities	$49,064	$25,989
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.002 per share – 50,000,000 shares authorized as of March 31, 2016, and NIL shares authorized as of March 31, 2015; NIL shares issued and outstanding as of March 31, 2016 and March 31, 2015	$—	$—
Common stock, par value $0.002 per share – 450,000,000 shares authorized as of March 31, 2016 and 300,000,000 shares authorized as of March 31, 2015; 36,451,357 shares issued and outstanding as of March 31, 2016 and 30,575,000 shares issued and outstanding as of March 31, 2015(1)	73	61
Additional paid-in capital(1)	69,505	39,049
Accumulated deficit	(24,360)	(20,798)
Accumulated other comprehensive income	339	2,244
Total stockholders’ equity	45,557	20,556
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,621	$46,545

(1)
The common stock shares and additional paid in capital for all periods presented reflect the one-for-six reverse stock split which took effect on June 26, 2015.

See accompanying notes to the Consolidated and Combined Financial Statements.

Majesco
Consolidated and Combined Statements of Operations
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)
	Year ended March 31, 2016	Year ended March 31, 2015	Year ended March 31, 2014
Revenue	$113,302	$79,282	$82,837
Cost of revenue	62,832	48,776	45,748
Gross profit	$50,470	$30,506	$37,089
Operating expenses
Research and development expenses	$16,267	$10,344	$10,102
Selling, general and administrative expenses	38,204	21,000	22,746
Restructuring costs	465	1,120	—
Total operating expenses	$54,936	$32,464	$32,848
(Loss)/Income from operations	$(4,466)	$(1,958)	$4,241
Interest income	24	185	89
Interest expense	(596)	(200)	(63)
Other income (expenses), net	289	1,181	546
(Loss)/Income before provision for income taxes	$(4,749)	$(792)	$4,813
(Benefit)/Provision for income taxes	(1,187)	(141)	1,893
Net (Loss)/Income	$(3,562)	$(651)	$2,920
Less: Net income/(loss) attributable to Non-controlling interests	$—	$15	$16
Owners of the Company	(3,562)	(666)	2,904
	$(3,562)	$(651)	2,920
Earnings (Loss) per share:
Basic	$(0.10)	$(0.02)	$0.10
Diluted	(0.10)	(0.02)	0.10
Weighted average number of common shares outstanding(1)
Basic and diluted	35,055,000	30,575,000	30,575,000

(1)
The common stock shares for all periods presented reflect the one-for-six reverse stock split which took effect on June 26, 2015.

See accompanying notes to the Consolidated and Combined Financial Statements.

Majesco
Consolidated and Combined Statements of Comprehensive Income
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)
	Year ended March 31, 2016	Year ended March 31, 2015	Year ended March 31, 2014
Net (Loss)/Income	$(3,562)	$(651)	$2,920
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,662)	(325)	(14)
Unrealized (loss)/gains on cash flow hedges	(243)	60	877
Other comprehensive income	$(1,905)	$(265)	$863
Comprehensive (Loss)/Income	$(5,467)	$(916)	$3,783
Less: Comprehensive income attributable to the non-controlling interest	$—	$15	$16
Comprehensive (Loss)/Income attributable to Owners of the Company	$(5,467)	$(931)	$3,767

See accompanying notes to the Consolidated and Combined Financial Statements.

Majesco
Consolidated and Combined Statements of Changes in Stockholders’ Equity
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Non- controlling interests	Total Stockholders’ equity
	Shares	Amount
Balance as of April 1, 2013	183,450,000	$367	$38,091	$(23,727)	$1,646	$57	$16,434
Reverse Stock Split(1)	(152,875,000)	(306)	306	—	—	—	—
Stock based compensation	—	—	321	—	—	—	321
Net income	—	—	—	2,904	—	16	2,920
Foreign currency translation adjustments	—	—	—	—	(14)	—	(14)
Unrealized gains on cash flow hedges	—	—	—	—	877	—	877
Balance as of March 31, 2014	30,575,000	$61	$38,718	$(20,823)	$2,509	$73	$20,538
Stock based compensation	—	—	248	—	—	—	248
Net income	—	—	—	(666)	—	15	(651)
Reorganization	—	—	—	691	—	—	691
Foreign currency translation adjustments	—	—	—	—	(325)	—	(325)
Unrealized gains on cash flow hedges	—	—	—	—	60	—	60
Non-controlling interest bought back	—	—	83	—	—	(88)	(5)
Balance as of March 31, 2015	30,575,000	$61	$39,049	$(20,798)	$2,244	—	$20,556
Stock based compensation	—	—	748	—	—	—	748
Cover-All Merger	5,876,357	$12	$29,708	—	—	—	$29,720
Net income	—	—	—	(3,562)	—	—	(3,562)
Foreign currency translation adjustments	—	—	—	—	(1,662)	—	(1,662)
Unrealized gains on cash flow hedges	—	—		—	(243)	—	(243)
Balance as of March 31, 2016	36,451,357	$73	$69,505	$(24,360)	$339	$—	$45,557

(1)
The common stock shares and additional paid in capital for all periods presented reflect the one-for-six reverse stock split which took effect on June 26, 2015.

See accompanying notes to the Consolidated and Combined Financial Statements.

Majesco
Consolidated and Combined Statements of Cash Flows
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)
	Year ended March 31, 2016	Year ended March 31, 2015	Year ended March 31, 2014
Net income (loss)	$(3,562)	$(651)	$2,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,843	2,425	2,522
Share based payment expenses	748	248	321
Provision/(Recovery) for doubtful receivables	(149)	340	(9)
Deferred tax (benefit)/expense	(2,227)	(877)	748
Accounts receivables	(13,135)	2,173	2,026
Unbilled accounts receivable	(1,615)	2,402	(785)
Prepaid expenses and other current assets	(1,355)	(72)	851
Accounts payable	2,097	(53)	(82)
Accrued expenses and other liabilities – Others	6,215	(2,019)	(3,212)
Deferred revenue	3,859	(1,439)	(793)
Other Liabilities	(470)	1,211	(1,423)
Net cash generated (used in) from operating activities	$(5,751)	$3,688	$3,084
Cash flows from investing activities:
Purchase of Property and equipment	$(2,875)	$(775)	$(1,007)
Purchase of Intangible assets	(268)	(744)	(847)
Sale of Tangible Assets	60
Acquisition of Agile Technologies, LLC assets, net of $158 cash acquired	—	(2,842)
Consideration paid on acquisition of Majesco Singapore	(276)
(Purchase) of investments	(364)	2,755	(2,869)
Payment to related party	—	(5,907)
Payment to Majesco as reorganization consideration	(3,520)	—
(Increase)/decrease in restricted cash	48	(3)	(208)
Net cash used in investing activities	$(7,195)	$(7,516)	$(4,931)
Cash flows from financing activities:
Payment of Capital lease obligation	$(62)	$(29)	$(22)
Receipt of Term loan	43,340	3,000
Repayment of Loan	(34,060)	—
Payment for buy back of Non-controlling Interest	—	(5)
Net cash provided by (used in) financing activities	$9,218	$2,966	$(22)
Effect of foreign exchange rate changes on cash and cash equivalents	(217)	108	(432)
Net (Decrease)/Increase in cash and cash equivalents	$(3,945)	$(754)	$(2,301)
Cash and cash equivalents, beginning of the period	6,262	7,016	9,317
Add: Cash acquired on business combination	3,203	—	—
Cash and cash equivalents at end of the period	$5,520	$6,262	$7,016
Supplementary disclosure of non-cash items
Cash paid for interest	$510	$200	$64
Cash paid for income taxes (net of refunds received)	1,257	1,278	2,238
Supplementary disclosure of non-cash items
Non-cash items – Assets acquired under Capital leases . . . . . . . . . . .	$40	$12	$11
See accompanying notes to the Consolidated and Combined Financial Statements.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)
1
DESCRIPTION OF BUSINESS

Majesco is a global provider of core insurance software, consulting and services for business transformation for the insurance industry. We offer core software solutions for property and casualty (“P&C”) and life and annuity (“L&A”) and Pensions Group Employee Benefits providers, allowing them to manage policy administration, claims management and billing functions. In addition, we offer a variety of other technology-based solutions that enable organizations to automate business processes and comply with policies and regulations across their organizations. Our solutions enable customers to respond to evolving market needs and regulatory changes, while improving the efficiency of their core operations, thereby increasing revenues and reducing costs.
Majesco’s customers are insurers, managing general agents and other risk providers from the P&C, L&A and group insurance segments worldwide. Majesco delivers proven software solutions, consulting and services in the core insurance areas such as policy, billing, claims, distribution management, business intelligence/analytics, digital, application management, cloud and more.
Majesco was previously 100% owned (directly or indirectly) by Mastek Ltd. (“Mastek Ltd.”), a publicly traded limited company domiciled in India whose equity shares are listed on the Bombay Stock Exchange and the National Stock Exchange (India). Mastek Ltd. underwent a demerger through a scheme of arrangement under India’s Companies Act, 1956 pursuant to which its insurance related business was separated from Mastek Ltd.’s non-insurance related business and the insurance related operations of Mastek Ltd. that were not directly owned by Majesco were contributed to Majesco (the “Reorganization”). The Reorganization was completed on June 1, 2015.
Majesco, along with its subsidiaries, operates in the United States, Canada, the United Kingdom, Malaysia, Singapore, New Zealand, Thailand and India (hereinafter referred to as the “Group”).
Merger with Cover-All Technologies Inc.
On June 26, 2015, Cover-All Technologies Inc. (“Cover-All”), an insurance software company listed on NYSE MKT, merged into Majesco in a 100% stock-for-stock merger, with Majesco surviving the merger.
In connection with the merger, Majesco’s common stock was listed on the NYSE MKT and began trading on the NYSE MKT on June 29, 2015. Pursuant to the merger, Cover-All’s stockholders and holders of its options and restricted stock units received equity or equity interests in Majesco representing approximately 16.5% of the total capitalization of the combined company in the merger.
2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation
The financial statements presented herein represent (i) periods prior to March 31, 2015 when Majesco was a wholly owned subsidiary of Mastek Ltd. (referred to as “Combined Financial Statements”) and (ii) the period as of and subsequent to March 31, 2015 when Majesco became a separate publicly-traded company (referred to as “Consolidated Financial Statements”).
The combined financial statements for fiscal 2015 and fiscal 2014 have been prepared on a ‘carve-out’ basis (assuming the Reorganization had been effected as of July 1, 2012) and are derived from the historical consolidated financial statements and accounting records of Mastek. All material inter-company balances and transactions have been eliminated on combination. The combined financial statements reflect the Group’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). The combined Balance Sheet, combined Statement of Operations and combined Statement of cash flows of the Group may not be indicative of the Group had it been a separate operation during the periods presented, nor are the results stated herein indicative of what the Group’s financial position, results of operations and cash flows may be in the future.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

These combined financial statements include assets and liabilities that are specifically identifiable or have been allocated to the Group. Costs directly related to the Group have been included in the accompanying financial statements. The Group historically received service and support functions from Mastek Ltd. The costs associated with these support functions have been allocated relative to Mastek Ltd. in its entirety, which is considered to be the most meaningful under the circumstances. The costs were allocated to the Group using various allocation inputs, such as head count, services rendered, and assets assigned to the Group. These allocated costs are primarily related to corporate administrative expenses, employee related costs, including gratuity and other benefits, and corporate and shared employees. These allocated costs only apply to the combined financial statements for the periods ended March 31, 2015 and prior.
The Group considers the expense allocation methodology and results to be reasonable for all periods presented. These allocations may not be indicative of the actual expenses the Group may have incurred as a separate independent public company during the periods presented nor are these costs indicative of what the Group will incur in the future.
Mastek Ltd. maintained benefit and stock-based compensation programs at the parent company level. After the demerger of Mastek Ltd., which became effective with effect from June 1, 2015, the Group employees who participated in those programs were allotted options of Majesco’s parent company, Majesco Limited, in the same proportion in addition to the existing options of Mastek Ltd. which these employees already had. The consolidated Balance Sheets do not include any outstanding equity related to the stock-based compensation programs of Mastek Ltd. but include outstanding equity related to the stock-based compensation programs of Majesco Limited.
The Group’s acquisition costs for the insurance related businesses of Mastek Ltd. under the Reorganization has been reflected under ‘Accrued expenses and other liabilities — Related Parties’ and ‘Other liabilities — Related Parties’ in the consolidated Balance Sheet as of March 31, 2015. Such costs were paid on July 1, 2015.
b. Use of estimates
The preparation of the consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities as of the date of the financial statements, and the reported amount of revenues and expenses during the reported period.
Significant estimates used in preparing these consolidated and combined financial statements include revenue recognition based on the percentage of completion method of accounting for fixed bid contracts applied to the expected contract cost to be incurred to complete various engagements, allowances for doubtful debts, provisions for losses on uncompleted contracts, valuation allowances for deferred taxes, identification and measurement of unrecognized tax benefit, provision for uncertain tax positions, future obligations under employee benefit plans, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, allocation of purchase price in business combinations, useful lives and residual value of property and equipment and intangible assets, valuation of derivative financial instruments, goodwill, contingent liabilities and assumptions used in valuing stock-based compensation expense.
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

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

from historical experience or other assumptions do not turn out to be substantially accurate, even if such assumptions were reasonable when made.
c. Foreign Currency Translation
The functional currency of Majesco is the US dollar. However, Indian Rupee, Great Britain Pounds, US Dollars, Malaysian Ringgit, Thai Baht, Canadian dollar, Singapore dollar and New Zealand dollar are the functional currencies for the Group entities located in India, the UK, the US, Malaysia, Thailand, Canada, Singapore and New Zealand, respectively.
Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as a part of Accumulated other comprehensive income, a separate component of Stockholders’ equity.
Transactions in foreign currency are recorded at the exchange rate prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currency are expressed in functional currency at the exchange rates in effect at the balance sheet date. Non-Monetary assets and liabilities denominated in foreign currency are expressed in functional currency at the historical exchange rates. Gains/(losses) resulting from foreign currency transactions amounting to $122, $187, $257 for the years ended March 31, 2016, March 31, 2015 and March 31, 2014 are included in the Combined Statement of Operations under the “Other income (expenses), net” caption.
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
e. Property and equipment
Property and equipment are stated at actual cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives. The cost and the accumulated depreciation for premises and equipment sold, retired or otherwise disposed of are removed from the stated values and the resulting gains and losses are included in the combined Statement of Operations. Maintenance and repairs are charged to combined Statement of Operations when incurred. Advance paid towards acquisition of long-lived assets and cost of assets not put to use before the balance sheet date are disclosed under the caption “capital work in progress”.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

The estimated useful lives of assets are as follows:
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
The estimated useful lives of intangible assets are as follows:
Non-compete agreements	3 years
Leasehold benefit	Ascertainable life or primary period of lease whichever is less
Internal-use Software	1 – 5 years
Intellectual Property Rights	1 – 5 years
Customer Contracts	1 – 3 years
Customer Relationships	6 – 8 years
Technology	6 years
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

Majesco
Notes to Consolidated and Combined
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
i. Concentration of Credit Risk
Financial instruments that potentially subject the Group to concentrations of credit risk consist of cash and cash equivalents, time deposits, derivative financial instruments and accounts receivables. The Group maintains its cash and cash equivalents, time deposits, derivative financial instruments with banks having good reputation, good past track record, and who meet the minimum threshold requirements under the counterparty risk assessment process, and reviews their credit-worthiness on a periodic basis. Accounts receivables of the Group are typically unsecured. As there is no independent credit rating of the customer available with the Group, Management reviews the creditworthiness of customers based on their financial position, past experience and other factors. The Group entities perform ongoing credit evaluations of their customers’ financial condition and monitor the creditworthiness of their customers to which they grant credit terms in the normal course of business. Refer to note 20 on ‘Segment information’ for details relating to customers with revenue that accounted for 10% or more of total revenue and their outstanding total accounts receivables and unbilled accounts receivable as of March 31, 2016 and 2015.
j. Accounts receivables and allowance for accounts receivables
Accounts receivables are recorded at invoiced amounts, net of the Group’s estimated allowances for doubtful accounts. The Group performs ongoing credit evaluations of its customers. Allowance for doubtful receivables is established in amounts considered to be appropriate based primarily upon write-off history, historical collections experience, aging analysis and management’s specific evaluation of potential losses in the outstanding receivable balances. There is judgment involved with estimating the Group’s allowance for doubtful accounts and if the financial condition of its customers were to deteriorate, resulting in their inability to make the required payments, the Group may be required to record additional allowances or charges against revenues. The Group writes-off accounts receivables against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. Amounts recovered, if any, from such debtors written off are accounted on receipt basis and disclosed as Other income. The Group’s accounts receivables are not collateralized by any security.
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

Majesco
Notes to Consolidated and Combined
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
License revenues sometimes may not be accounted for separately from software services revenues if professional services are essential to the software functionality and include significant modification or customization to or development of the underlying software code. Since these software arrangements do not qualify as a separate unit of accounting, the software license revenues are recognized using the percentage of completion method. When contracts contain multiple software and software-related elements (for example, software license, and maintenance and professional services) wherein Vendor-Specific Objective (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method”. VSOE of fair value for post-contract customer support services is established by a stated renewal rates charged in stand-alone sales. VSOE of fair value of hosting services is based upon stand-alone sales of those services.
Time and Material Contracts — Professional services revenue consists primarily of revenue received for assisting with the development, implementation of the Group’s software, on-site support, and other professional consulting services. In determining whether professional services revenue should be accounted, we review the nature of the Group’s software products; whether they are ready for use by the customer upon receipt; the nature of the Group’s implementation services, which typically do involve significant customization to or development of the underlying software code; and whether milestones or acceptance criteria exist that affect the realization of the services rendered. Substantially all of the Group’s professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Payments received in advance of rendering professional services are deferred and recognized when the related services are performed. Work performed and expenses incurred in advance of invoicing are recorded as unbilled receivables. These amounts are billed in the subsequent month.
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
The Group also enters into multiple element revenue arrangements in which a customer may purchase a combination of a software license, hosting services, maintenance, and professional services. For multiple element arrangements that contain non-software related elements, for example the Group’s hosting services, the Group allocates revenue to each element based upon VSOE of the undelivered elements and the Group accounts for the delivered elements in accordance with the “Residual Method”. VSOE of fair value for the hosting, maintenance, and other post-contract customer support services (“PCS”) is established by a stated renewal rate charged in stand-alone renewals of each type of PCS.

Majesco
Notes to Consolidated and Combined
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
l. Employee benefits
i)
Provident Fund and other contribution plans:   In accordance with Indian law, all employees in India are entitled to receive benefits under the ‘Provident Fund’, which is a defined contribution plan. Both, the employee and the employer make monthly contributions to the plan at a predetermined rate (presently at 12%) of the employees’ basic salary. These contributions are made to the fund which is administered and managed by the Government of India. The Group also provides for defined contribution plans in accordance with the local laws of its Group entities. The Group’s monthly contributions to all of the above mentioned plans are charged to Statement of Operations in the year they are incurred and there are no further obligations under the plan beyond those monthly contributions. The Group contributed $1,292, $921 and $911 towards such Provident Fund and other contribution plans during the years ended March 31, 2016, March 31, 2015, and March 31, 2014, respectively.

ii)
Superannuation Plan:   The senior employees of the Indian Group entity are entitled to superannuation, a defined contribution plan (the “Superannuation Plan”). The Group makes a yearly contribution to the superannuation plan administered and managed by Life Insurance Corporation of India (LIC) based on a specified percentage (presently at 12.5% to 15% depending on the grade of the employee) of each covered employee’s basic salary. The Group contributed $33, $31 and $29 towards the Superannuation Plan maintained by LIC during the years ended March 31, 2016, March 31, 2015, and March 31, 2014, respectively.

iii)
Pension Commitments:   The Group pays contributions to a defined contribution pension scheme for Majesco and its subsidiaries. The assets of the scheme are held separately from those of the Group in an independently administered fund. The pension cost charge represents contributions payable by the Group to the fund and amounted to $25, $33 and $41 for the years ended March 31, 2016, March 31, 2015, and March 31, 2014, respectively.

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

v)
Leave encashment:   Leave encashment benefit comprises of encashment of leave balances is recognized using the accrual method.

m. Financing costs
The Group amortizes financing costs and premiums, and accretes discounts, over the remaining life of the related debt using the effective interest amortization method. The expense is included in “Interest expense” in the combined Statements of Operations. We record discounts or premiums as a direct deduction from, or addition to, the amount of the related borrowing.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

n. Stock-based compensation
Stock-based compensation represents the cost related to stock-based awards granted to employees. The Group measures stock-based compensation costs at the grant date, based on the estimated fair value of the award and recognizes the cost on a straight-line basis (net of estimated forfeitures) over the employee’s requisite service period for the entire award. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from the original estimates. The Group estimates the fair value of stock options using a Black-Scholes valuation model. The cost is recorded in Cost of revenues, Selling, general and administrative expenses and Research and development expenses in the combined Statement of Operations based on the employees’ respective function.
o. Advertising and Sales commission costs
Advertising and promotion related expenses are charged to the combined Statement of Operations in the period incurred. Advertising expense for the years ended March 31, 2016, March 31, 2015 and March 31, 2014 was approximately $1,350, $1,196 and $323, respectively.
Sales commissions are recognized as an expense when earned by the sales representative, generally occurring at the time the customer order is signed.
p. Derivative Instruments
All derivative instruments are recorded in the combined Balance Sheet as either an asset or liability at their fair value. The Group normally enters into foreign exchange forward contracts and par forward contracts where the counter party is generally a bank, to mitigate its foreign currency risk on foreign currency denominated inter-company balances. For derivative financial instruments to qualify for hedge accounting, the following criteria must be met: (1) the hedging instrument must be designated as a hedge; (2) the hedged exposure must be specifically identifiable and expose the Group to risk; and (3) it is expected that a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure will have a high degree of correlation. The changes in the Group’s derivatives’ fair values are recognized in the combined Statement of Operations unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as hedges).
For items to which hedge accounting is applied, the Group records the effective portion of derivative financial instruments that are designated as cash flow hedges in Accumulated other comprehensive income, a separate component of Stockholders’ equity, and an amount is reclassified out of accumulated other comprehensive income into earnings to offset the earnings impact that is attributable to the risk being hedged. Any ineffectiveness or excluded portion of a designated cash flow hedge is recognized in the statement of operations. The related cash flow impacts of derivative activities are reflected as cash flows from operating activities.
Hedge accounting is discontinued when the hedging instrument expires or is sold, terminated, or exercised, or no longer qualifies for hedge accounting. At that time for forecasted transactions, any cumulative gain or loss on the hedging instrument recognized in shareholders’ funds is retained there until the forecasted transaction occurs. If a hedged transaction is no longer expected to occur, the net cumulative gain or loss recognized in hedging reserve is transferred to the combined Statement of Operations for the year.
For derivative financial instruments that do not qualify for hedge accounting, realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in Other Income/(Expenses).

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

The fair value of derivatives expiring within 12 months is classified as current assets or liabilities, and of those with longer maturity is classified as non-current assets or liabilities.
q. Income taxes
Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect the tax effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. The effect on deferred tax assets and liabilities of a change in enacted tax rates is recognized in the Statement of Operations in the year of change.
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
The Group recognizes tax liabilities when, despite the Group’s belief that its tax return positions are supportable, the Group believes that certain positions may not be fully sustained upon review by the tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. To the extent that new information becomes available which causes the Group to change its judgment regarding the adequacy of existing tax liabilities, such changes to tax liabilities will impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense.
r. Business combination
The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. Majesco determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, and estimates made by management. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred. The cost of an acquisition also includes the fair value of any contingent consideration. Any subsequent changes to the fair value of contingent consideration classified as liabilities are recognized in the Statement of operations.
s. Earnings per share
Basic and diluted earnings/(losses) per share are computed as net income/(loss) divided by the weighted-average number of common shares outstanding for the period.
3
RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASC 606”), which, when effective, will supersede the guidance in former ASC 605, Revenue Recognition. The new guidance requires entities to

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

3
RECENT ACCOUNTING PRONOUNCEMENTS continued

recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within that year for public companies and effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018 for private companies. Early adoption is not permitted. The Group will adopt this standard for the year ended March 31, 2019 and interim periods of the year ended March 31, 2020. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for the interim and annual reporting periods. The Group is currently evaluating the impact of this standard on its consolidated financial statements.
In February 2015, the FASB issued Accounting Standards Update 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which makes changes to both the variable interest model and the voting model. These changes will require re-evaluation of certain entities for consolidation and will require the Group to revise its documentation regarding the consolidation or deconsolidation of such entities. ASU 2015-02 is effective for reporting periods after December 15, 2015 and interim periods within those fiscal years. The Group is currently evaluating the effect that this ASU will have on its consolidated financial statements and related disclosures.
In April 2015, the FASB issued Accounting Standards Update 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2015-06”), which applies to master limited partnerships that receive net assets through a dropdown transaction. ASU 2015-06 specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. ASU 2015-06 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and will be applied retrospectively. Earlier application is permitted. The Group is currently evaluating the effect that this ASU will have on its consolidated financial statements and related disclosures.
In September 2015, the FASB issued Accounting Standards Update 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The FASB issued ASU 2015-16 to simplify US GAAP to require that the acquirer record, in the same period’s financial statements, the effect of changes to provisional, measurement period amounts calculated as if the accounting had been completed at the acquisition date and disclose the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Group does not believe that this updated standard will have a material impact on its consolidated financial statements.
In November 2015, the FASB issued Accounting Standards Update 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 removes the requirement that deferred tax assets and liabilities be classified as either current or noncurrent in a classified statement of financial position and instead considers deferred tax assets and liabilities to be classified as noncurrent. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Group does not believe that this updated standard will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires the identification of arrangements that should be accounted for as

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

3
RECENT ACCOUNTING PRONOUNCEMENTS continued

leases by lessees. In general, for lease arrangements exceeding a twelve month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU No. 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU No. 2016-02 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU No. 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Group is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and the implementation approach to be used.
Emerging growth company
The Group is an “emerging growth company” under the federal securities laws and is subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Group has taken the advantage of the extended transition period for complying with new or revised accounting standards. As a result, the Group’s financial statements may not be comparable to those of companies that comply with public company accounting standards effective dates.
4
FAIR VALUE OF FINANCIAL INSTRUMENTS

The Group’s financial instruments consist primarily of cash and cash equivalents, short term investments in time deposits, restricted cash, derivative financial instruments, accounts receivables, unbilled accounts receivable, accounts payable, contingent consideration liability and accrued liabilities. The carrying amount of cash and cash equivalents, short term investments in time deposits, restricted cash, accounts receivables, unbilled accounts receivable, accounts payable and accrued liabilities as of the reporting date approximates their fair market value due to the relatively short period of time of original maturity tenure of these instruments.
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
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

4
FAIR VALUE OF FINANCIAL INSTRUMENTS continued

Level 3:
Unobservable inputs that are supported by little or no market activity, which require the Group to develop its own assumptions. The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of March 31, 2016 and 2015:

	As of March 31,
	2016	2015
Assets
Level 2
Derivative financial instruments (included in the following line items in the Combined balance sheet)
Other assets	$—	$28
Other liabilities	—	(15)
Prepaid expenses and other current assets	180	545
Accrued expenses and other liabilities	(4)	(13)
	$176	$545
Level 3
Contingent consideration
Other liabilities	$(229)	$(989)
Accrued expenses and other liabilities	(364)	(723)
	$(593)	$(1,712)
Total	$(417)	$(1,167)

The following table presents the change in level 3 instruments:
	As of March 31,
	2016	2015	2014
Opening balance	$(1,712)	$(628)	$(924)
Additions	—	(1,610)
Total (Losses)/gains recognized in Statement of Operations	(344)	526	(52)
Settlements	1,463	—	348
Closing balance	$(593)	$(1,712)	$(628)

Contingent consideration pertaining to the acquisition of the consulting business of Agile Technologies, LLC, a New Jersey limited liability company (“Agile”), as of December 31, 2015 has been classified under level 3 as the fair valuation of such contingent consideration has been done using one or more of the significant inputs which are not based on observable market data. The fair value of the contingent consideration was estimated using a discounted cash flow technique with significant inputs that are not observable in the market. The significant inputs not supported by market activity included the Group’s probability assessments of expected future cash flows related to its acquisition of the consulting business of Agile during the earnout period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the asset purchase agreement (the “Agile Agreement”) dated December 12, 2014, as amended on January 26, 2016. The fair value of the contingent consideration was estimated using a discounted cash flow technique with significant inputs that are not observable in the market. The significant inputs not supported by market activity included the

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

4
FAIR VALUE OF FINANCIAL INSTRUMENTS continued

Group’s probability assessments of expected future cash flows related to its acquisition of the Agile business during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the Agile Agreement, respectively.
The total (losses)/gains attributable to contingent consideration payable for the acquisition of the Agile business were $(344) and $(101) for the years ended March 31, 2016 and March 31, 2015.
The fair value of Derivative financial instruments is determined based on observable market inputs and valuation models. The Derivative financial instruments are valued based on valuations received from the relevant counter-party (i.e., bank). The fair value of the foreign exchange forward contract and foreign exchange par forward contract has been determined as the difference between the forward rate on the reporting date and the forward rate on the original transaction, multiplied by the transaction’s notional amount (with currency matching). The Group paid $1,503 to Agile as earn out consideration in the year ended March 31, 2016.
5
PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	As of March 31,
	2016	2015
Leasehold improvements	$389	$13
Computers	5,202	3,907
Plant and Equipment	2,942	2,878
Furniture and Fixtures	2,423	3,179
Vehicles	215	83
Office Equipment	815	618
Capital Work in Progress	80	—
Total	$12,066	$10,678
Less: Accumulated depreciation	(8,604)	(9,505)
Property and Equipment, net	$3,462	$1,173

As of March 31, 2016 and 2015, the Group has hypothecated assets with net carrying value amounting to $67 and $45, respectively. Depreciation expense was $1,080, $859 and $967 for the years ended March 31, 2016, March 31, 2015, and March 31, 2014, respectively.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

6
INTANGIBLE ASSETS

Intangible assets consist of the following:
	Weighted Average amortisation period (in years)	As of March 31, 2016			As of March 31, 2015
		Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Customer contracts	1	$2,950	(1,155)	1,795	$540	(133)	407
Customer relationships	6	6,720	(891)	5,829	2,260	(93)	2,167
Leasehold benefit	7	—	—	—	1,085	(1,085)	—
Intellectual Property Rights	3	2,251	(2,251)	—	2,386	(2,068)	318
Technology	6	3,110	(394)	2,716	—	—	—
Software	3	3,272	(3,129)	143	3,167	(2,625)	542
Total	4	18,303	(7,820)	10,483	9,438	(6,004)	3,434

All the intangible assets have finite lives and as such are subject to amortization. Amortization expense was $2,762, $1,566 and $1,555 for the years ended March 31, 2016, March 31, 2015, and March 31, 2014, respectively.
The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows:
Year ended March 31,	Future Amortization
2017	$2,484
2018	2,266
2019	1,641
2020	1,457
2021	1,358
Thereafter	1,277
Total	$10,483

7
ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL DEBTS

	As of March 31,
	2016	2015
Customers (trade)	$22,930	$8,322
Less: Allowance for doubtful receivables	(427)	(564)
Accounts receivables	$22,503	$7,758

The Group’s credit period for its customers generally ranges from 30 – 45 days. The Group has collectively and individually evaluated all of its accounts receivables for collectability.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

7
ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL DEBTS continued

	As of March 31,
	2016	2015	2014
Opening balance	$564	$298	$314
Current period provision	519	450	61
Reversals during current period	(668)	(110)	(70)
Foreign currency translation adjustments	12	(74)	(7)
Closing balance	$427	$564	$298

The Group entities perform ongoing credit evaluations of their customers’ financial condition and monitor the credit worthiness of their customers to which they grant credit terms in the normal course of business. In their evaluation, they use certain factors like historical experience and use management judgment in assessing credit quality.
8
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:
	As of March 31
	2016	2015
Prepaid expenses	$2,020	$636
Advance for expenses	715	459
Loans and advance to employees	83	73
Derivative financial instruments	180	545
Advance tax	1,122	1,067
Rent Deposits	1,191	—
Service tax	566	—
Other advances and receivables	318	131
Total	$6,195	$2,911

Advance for expenses includes foreign currency advances, travel advances and advances to suppliers. Other advances and receivables mainly include amount recoverable from statutory authorities and miscellaneous advances.
9
CAPITAL LEASE OBLIGATIONS

The Group leases vehicles under capital leases which are stated at the present value of the minimum lease payments. The gross stated amounts for such capital leases are $86 and $74 and related accumulated depreciation recorded under capital leases are $19 and $29, respectively as of March 31, 2016 and 2015. At the termination of the leases, the Group has an option to receive title to the assets at no cost or for a nominal payment.
Depreciation expenses in respect of assets held under capital leases were $21, $19 and $22 for the years ended March 31, 2016, March 31, 2015, and March 31, 2014, respectively.
The following is a schedule of the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of March 31, 2016.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

9
CAPITAL LEASE OBLIGATIONS continued

Year ended March 31,	Amount
2017	171
2018	116
2019	8
2020	7
Total minimum lease payments	$302
Less: Interest portion	23
Present value of net minimum capital leases payments	$279

10
BORROWINGS

Line of Credit
On March 25, 2011, the Group entered into a secured revolving working capital line of credit facility with ICICI Bank Limited (“ICICI”) under which the maximum borrowing limit is $5,000. The interest rate on the credit facility at March 31, 2016 was three-month LIBOR plus 350 basis points and increased to three-month LIBOR plus 375 basis points with the second extension of this facility described below. The interest rate was 4.13% at March 31, 2016 and 3.77 % at March 31, 2015. In case of unhedged foreign currency exposure, if any, ICICI reserves the right to increase the pricing of this facility. The credit facility is guaranteed by Mastek Ltd., subject to the terms and conditions set forth in the guarantee. The credit facility initially matured on November 11, 2015. On November 20, 2015, the Group extended this line of credit to February 11, 2016. The facility was further extended to May 9, 2016 and again extended to May 15, 2017. Majesco paid a processing fee of  $12,500 in connection with the second extension and a processing fee of  $50,833.33 in connection with the third extension. In connection with these extensions of the Majesco line of credit, Mastek also extended its guarantee of such line of credit.
This facility is secured by a continuing first priority lien on and security interest in, among other things, all of Majesco’s personal property and assets (both tangible and intangible), including accounts receivable, cash, certificated and uncertificated securities and proceeds of any insurance or indemnity payable to the Group with respect to the collateral. This facility contains financial covenants, as well as restrictions on, among other things, the ability of the Group to incur debt or liens; make loans and investments; enter into mergers, acquisitions and other business combinations; engage in asset sales; or amend its governing documents. This facility also restricts the Group from paying dividends upon and during the continuation of an event of default.
As of March 31, 2016, the Group had $2,300 of borrowings outstanding, and was in compliance with all financial covenants, under this facility.
PCFC Facility
On June 30, 2015, the Group entered into a secured Pre Shipment in Foreign Currency and Past Shipment in Foreign Currency (“PCFC”) facility with Yes Bank under which the Group may request 3 months pre-export advances and advances against export collection bills. The maximum borrowing limit is $5,656. The interest rate on this PCFC facility is LIBOR plus 150 basis points. The interest rate on this PCFC facility is determined at the time of each advance. This PCFC facility has a first pari passu charge over the current assets of the Group’s subsidiary Majesco Software and Solutions India Pvt. Ltd. (“MSSIPL”). As of March 31, 2016, the Group had $4,651 of borrowings outstanding under this PCFC facility and was in compliance with the terms of this facility.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

10
BORROWINGS continued

The outstanding loans as on March 31, 2016 are as follows:
Date of loan	Repayable on	Outstanding as of March 31, 2016	Rate of interest (Libor + 1.5%)
January 27, 2016	April 26, 2016	$731	2.12%
February 9, 2016	May 9, 2016	500	2.12%
February 16, 2016	May 16, 2016	500	2.12%
February 24, 2016	May 16, 2016	850	2.13%
March 29, 2016	June 27, 2016	2,070	2.13%
Total		$4,651

On July 27, 2015, MSSIPL entered into a Credit Arrangement Letter with ICICI for packing credit in foreign currency and post-shipment credit in foreign currency. Under this facility MSSIPL may borrow up to 150 million Indian Rupees (approximately $2,252 at the exchange rate on May 6, 2016) in short term borrowings for working capital, including software and related services. Interest rate on this facility is based on LIBOR plus a margin to be determined at the time of each draw by ICICI. In addition, this facility includes a bank guarantee facility of up to 5 million Indian rupees (approximately $75 at the exchange rate on May 6, 2016) bearing a commission of 0.40% annually plus applicable service tax. This facility has a first pari passu charge over the current assets of MSSIPL. This facility is available until July 8, 2016 and contains covenants and customary events of default. As of March 31, 2016, the Group had no amounts outstanding under this facility.
On August 28, 2015, MSSIPL entered into a Facility Letter with Standard Chartered Bank for pre-shipment financing and overdraft facilities. Under this facility MSSIPL may borrow up to 50 million Indian Rupees (approximately $750 at the exchange rate on May 6, 2016) in short term borrowings. Interest rate on this facility is based on a base rate or LIBOR plus a margin to be determined at the time of each draw by the lender. This facility has a first pari passu charge over the current assets of MSSIPL. This facility contains restrictive covenants on MSSIPL, its direct parent and their subsidiaries, including a negative pledge covenant and restrictions on assets sales outside the ordinary course of business or other substantial changes to the business. In addition, any change in ownership or control or merger transaction of MSSIPL, its direct parent or their subsidiaries will require consent from Standard Chartered Bank. Standard Chartered Bank may cancel a loan at any time. This facility also contains customary events of default provision and indemnification provisions whereby MSSIPL will indemnify Standard Chartered Bank against all losses or damages related to the facility. In addition, Standard Chartered Bank has a right of first refusal on future hedging transactions, refinancing of the facility or other similar transactions so long as any amounts remain owed to it under the facility. MSSIPL is also obligated to reimburse all costs and expenses of Standard Chartered Bank under this facility. As of March 31, 2016, the Group had no amounts outstanding under this facility.
On March 23, 2016, Majesco entered into a Loan Agreement (the “Loan Agreement”) with HSBC Bank USA, National Association (“HSBC”) pursuant to which HSBC agreed to extend loans to Majesco in the amount of up to $10,000 and Majesco issued a promissory note to HSBC in the maximum principal amount of  $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). On March 23, 2016, Majesco borrowed $6,800 under the Facility, and the remainder of the loan amount may be borrowed at any time up to and including May 23, 2016. The outstanding principal balance of the loan will bear interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest will be payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of  $1,666.67 shall be due and payable semi-annually. All

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

10
BORROWINGS continued

principal and interest outstanding under the Note shall be due and payable on March 1, 2021. The Facility is unsecured and supported by a letter of credit issued by Majesco Limited of  $10,000. As of March 31, 2016, we had $6,800 outstanding under this facility.
The Facility contains affirmative covenants that require Majesco to furnish financial statements to HSBC and cause Majesco Limited to maintain (1) a Net Debt-to-EBITDA Ratio (as defined in the Loan Agreement) of not more than (a) 5.00 to 1.00 as of the last day of its 2017 fiscal year and (b) 2.50 to 1.00 as of the last day of each fiscal year thereafter, and (2) a Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 1.50 to 1.00 as of the last day of each fiscal year. The Facility contains restrictive covenants on Majesco, including restrictions on declaring or paying dividends upon and during the continuation of an event of default, incurring additional indebtedness, selling material portions of its assets or undertaking other substantial changes to the business, purchasing or holdings securities for investment, and extending credit to any person outside the ordinary course of business. The Facility also contains customary events of default provision and indemnification provisions whereby Majesco will indemnify HSBC against all losses or damages related to the Facility, provided, however, that Majesco shall not have any indemnification obligations to HSBC for any claims caused by HSBC’s gross negligence or willful misconduct. Majesco shall use the loan proceeds solely for the purpose of refinancing existing indebtedness, capital expenditures and working capital and other general corporate purposes.
Majesco used the proceeds from the Facility to refinance its existing $3,000 term loan agreement with Punjab National Bank (International) Limited, capital expenditures and for working capital and other general corporate purposes.
11
ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:
	As of March 31,
	2016	2015
Accrued expenses	$4,719	$2,465
Payable to related parties as reorganization consideration	—	3,520
Statutory payments	780	236
Provision for taxation	1,214	890
Leave encashment	1,954	1,054
Derivative financial instruments	4	15
Employee benefits	7,972	3,861
Others	58	218
Accrued expenses and other liabilities	$16,701	$12,259

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

12
DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information of fair values of derivative financial instruments:
	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of March 31, 2016
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$0	$180	$0	$4
Total	$0	$180	$0	$4
As of March 31, 2015
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$28	$545	$13	$15
Total	$28	$545	$13	$15

*
The noncurrent and current portions of derivative assets are included in ‘Other assets’ and ‘Prepaid expenses and other current assets’, respectively and of derivative liabilities are included in ‘Other liabilities’ and ‘Accrued expenses and other liabilities’, respectively in the Combined Balance Sheet.

Cash Flow Hedges and Other derivatives
The Group uses foreign currency forward contracts and par forward contracts to hedge its risks associated with foreign currency fluctuations relating to certain commitments and forecasted transactions. The Group designates these hedging instruments as cash flow hedges. The use of hedging instruments is governed by the policies which are approved by Board of Directors of the Group.
Derivative financial instruments entered into by the Group that are not designated as hedging instruments in hedge relationships are classified in Financial instruments at fair value through profit or loss.
The aggregate contracted USD principal amounts of the Group’s foreign exchange forward contracts (sell) outstanding as of March 31, 2016 amounted to $10,660 and as of March 31, 2015 amounted to $22,980. The outstanding forward contracts as of March 31, 2016 mature between 1 to 12 months. As of March 31, 2016, the Group estimates that $117, net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.
The related cash flow impacts of all of the Group’s derivative activities are reflected as cash flows from operating activities.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

12
DERIVATIVE FINANCIAL INSTRUMENTS continued

The following table provides information of the amounts of pre-tax gains/(losses) recognized in and reclassified from AOCI of derivative instruments designated as cash flow hedges:
	Amount of Gain/(Loss) recognized in AOCI (effective portion)	Amount of Gain/(Loss) reclassified from AOCI to Statement of Operations (Revenue)
For the year ended March 31, 2016
Foreign exchange forward contracts	$(167)	$(202)
Total	$(167)	$(202)
For the year ended March 31, 2015
Foreign exchange forward contracts	$633	$543
Total	$633	$543
For the year ended March 31, 2014
Foreign exchange forward contracts	$(17)	$(378)
Foreign exchange par forward contracts	$(825)	$(1,793)
Total	$(842)	$(2,171)

The following table provides information of the amounts of pre-tax gains/(losses) associated with the change in fair value of derivative instruments not designated as hedges and ineffective portion of derivative instruments designated as hedges recognized in ‘Other income (expenses), net’ in the Combined Statements of Operations:
	Derivative instruments not designated as hedges	Derivative instruments designated as hedges (ineffective portion)
For the year ended March 31, 2016
Foreign exchange forward contracts	$—	$—
Foreign exchange par forward contracts	—	—
Total	$—	$—
For the year ended March 31, 2015
Foreign exchange forward contracts	$—	$—
Foreign exchange par forward contracts	—	—
Total	$—	$—
For the year ended March 31, 2014
Foreign exchange forward contracts	$7	$—
Foreign exchange par forward contracts	—	(21)
Total	$7	$(21)

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

13
RETIREMENT BENEFIT OBLIGATION — GRATUITY

Employees of the Group who are in India, participate in a gratuity employee benefit plan sponsored by MSSIPL, which is a defined benefit plan. In India, gratuity is governed by the Payment of Gratuity Act, 1972. This plan is accounted for as multi-employer benefit plan in these combined financial statements and, accordingly, the Group’s Combined Balance Sheets do not reflect any assets or liabilities related to these plans. The Group’s Combined Statements of Operations includes expense allocations for these benefits. The Group considers the expense allocation methodology and results to be reasonable for all periods presented.
Plan information is as follows:
Legal name of the plan: Majesco Software & Solutions India Private Limited Employees’ Group Gratuity Assurance Scheme (C. A.)
	Year ended March 31, 2016	Year ended March 31, 2015	Year ended March 31, 2014
Group’s Total Contributions to plan	$2,957	$1,420	$701
	$2,957	$1,420	$701

Total plan assets and actuarial present value of accumulated plan benefits are as follows:
	As of March 31,
	2016	2015
Total plan assets	$3,000	$6,054
Actuarial present value of accumulated plan benefits	2,780	5,591
Total contributions received by the plan from all employers (for the period ended)	126	2,648
14
ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component was as follows:
	Year ended March 31, 2016			Year ended March 31, 2015			Year ended March 31, 2014
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$1,884	—	1,884	$2,209	—	2,209	$2,223	—	2,223
Change in foreign currency translation adjustments	(1,662)	—	(1,662)	(325)	—	(325)	(14)	—	(14)
Closing balance	$222	—	222	$1,884	—	1,884	$2,209	—	2,209
Unrealized gains/(losses) on cash flow hedges
Opening balance	$545	(185)	360	$455	(155)	300	$(874)	297	(577)
Unrealized gains/(losses) on cash flow hedges	(167)	57	(110)	633	(215)	418	(842)	286	(556)
Reclassified to Statement of Operations	(202)	69	(133)	(543)	185	(358)	2,171	(738)	1,433
Net change	$(369)	126	(243)	$90	(30)	60	$1,329	(452)	877
Closing balance	$176	(59)	117	$545	(185)	360	$455	(155)	300

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

15
INCOME TAXES

	Year ended March 31, 2016	Year ended March 31, 2015	Year ended March 31, 2014
United States	$19,189	$(3,351)	$2,954
Foreign	(23,938)	2,559	1.859
(Loss) / Income before provision for income taxes	$(4,749)	$(792)	$4,813

The Group’s (provision)/benefit for income taxes consists of the following:
	Year ended March 31, 2016	Year ended March 31, 2015	Year ended March 31, 2014
Current:
U.S. Federal and state	$753	$142	$995
Foreign	238	1,004	189
Total current	$991	$1,146	$1,184
Prior Period – Current Tax:
U.S. Federal and state	$49	$(410)	$(39)
Total Prior Period – Current Tax	$49	$(410)	$(39)
Deferred:
U.S. Federal and state	$(2,052)	$(1,326)	$350
Foreign	(175)	449	398
Total deferred	$(2,227)	$(877)	$748
Provision for income taxes recognized in Statement of Operations	$(1,187)	$(141)	$1,893

The total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 39.3% as follows:
	Year ended March 31, 2016	Year ended March 31, 2015	Year ended March 31, 2014
Net (loss) / income before taxes	(4,749)	(792)	4,813
Computed tax expense	(1,866)	(311)	1,891
Non-deductible expenses
– Stock based compensation & Meals & Entertainment	367	97	126
– Others	97	103	164
Valuation allowance	—	302	(5)
Tax charge/(credit) of earlier year assessed in current year	330	(172)	159
Net tax credit on R&D and Sec 199 deduction	(169)	(238)	(197)
Difference arising from different tax jurisdiction	(127)	90	(141)
Others	181	(12)	(104)
Total taxes recognized in Statement of Operations	(1,187)	(141)	1,893

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

15
INCOME TAXES continued

Significant components of activities that gave rise to deferred tax assets and liabilities included on the Balance Sheet was as follows:
	As of March 31,
	2016	2015
Deferred tax assets / (liability):
Employee benefits	1,278	908
Property and equipment	52	743
Goodwill	550	1,188
Allowance for impairment of accounts receivables	76	55
Carry forwarded income tax losses	6,190	2,582
Tax credit for R&D expenses	645	169
Derivative financial instruments	(60)	(185)
Others	(1,835)	—
Gross deferred tax assets	6,896	5,460
Less: Valuation allowance	(1,463)	(1,110)
Net deferred tax assets	5,433	4,350
Current portion of deferred tax assets	1,847	2,168
Non-current portion of deferred tax assets	3,586	2,182
A valuation allowance is established attributable to deferred tax assets recognized on carry forward tax losses and tax credit for R&D expenses by the Group where, based on available evidence, it is more likely than not that they will not be realized. Significant management judgment is required in determining provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The valuation allowance is based on the Group’s estimates of taxable income by jurisdiction in which the Group operates and the period over which deferred tax assets will be recoverable. The change in valuation allowance is $353, $379 and $(69) for the years ended March 31, 2016, March 31, 2015, and March 31, 2014, respectively.
The Group entity in Canada has recognized valuation allowance on Deferred income tax assets recognized on carry-forward losses and tax credit for R&D expenses amounting to $1,194 and $NIL as of March 31, 2016, $2,368 and $169 as of March 31, 2015 and $1,728 and $195 as of March 31, 2014, respectively because it is not probable that future taxable profit will be available against which these temporary difference can be utilized. These carry forward losses and tax credit for R&D expenses do not have any expiry date.
The Group entity in Thailand has recognized valuation allowance on Deferred income tax assets recognized on carry-forward losses amounting to $269 as of March 31, 2016, $1,032 as of March 31, 2015 and $NIL as of March 31, 2014, respectively because it is not probable that future taxable profit will be available against which these temporary difference can be utilized. These carry forward losses are subject to expiration beginning in 2020.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

15
INCOME TAXES continued

Changes in unrecognized income tax benefits were as follows:
	As of March 31,
	2016	2015	2014
Opening balance	$310	$172	$80
Increase in unrecognized tax benefits – due to tax
Positions taken in current period for prior periods	131	138	92
Closing balance	$441	$310	$172

As of March 31, 2016, the entire balance of unrecognized income tax benefits would affect the Group’s effective income tax rate, if recognized. Significant changes in the amount of unrecognized tax benefits are not reasonably possible within the next 12 months from the reporting date. The Group includes interest and penalties relating to unrecognized tax benefits within the provision for income taxes. The total amount of accrued interest and penalties as of March 31, 2016, 2015, and 2014 is $NIL, $NIL, and $NIL respectively. The amount of interest and penalties expenses for the year ended March 31, 2016, 2015 and 2014 is $NIL, $NIL and $NIL, respectively.
Majesco and Majesco Software and Solutions Inc. file a consolidated income tax return, and the provision for income tax for the year ended March 31, 2016, 2015 and 2014 has been made accordingly.
There were no undistributed earnings in Majesco and its US subsidiaries as of March 31, 2016 and 2015. The remaining earnings of Majesco from its non-US subsidiaries are considered to be permanently reinvested. As of March 31, 2016 and 2015, the cumulative amounts of such undistributed earnings were $2,716 and $2,557, respectively.
The determination of the amount of the unrecognized deferred tax liability relating to undistributed earnings is not practicable because numerous possible methods could be used to facilitate the repatriation of earnings to the U.S., and each would require evaluation of withholding taxes, evaluation of the local taxability of dividends as well as an analysis of Majesco’s historical tax position and the ability to use foreign tax credits. Furthermore, due to Majesco’s complex legal structure, the number of jurisdictions involved, and the layers of regulatory requirements, all of which would have to be evaluated to determine the amount of allowable dividends between legal entities and ultimately to the U.S., such an effort would require significant amount of Company resources. Because any estimate would not be meaningful due to the numerous assumptions upon which it would be based, and because of the significant resources, this exercise would require, Majesco has determined that it is not practical to estimate the amount of unrecognized deferred tax liabilities.
In US and India, the income tax returns are subject to examination by the appropriate tax authorities for the year ended June 30, 2010 and onwards and March 31, 2011 and onwards, respectively.
16
EMPLOYEE STOCK OPTION PLAN

Employee Stock Option Scheme of Majesco Limited — Plan 1
Certain employees of the Group participate in the Group’s parent company Majesco Limited’s employee stock option plan. The plan termed as “ESOP plan 1”, became effective June 1, 2015, the effective date of the demerger of Mastek Ltd.. Group employees who were having options in the earlier ESOP plans of Mastek Ltd. have now been given options of Majesco Limited. Under the plan, Majesco Limited during the year has also granted newly issued options to the employees of MSSIPL. During the year 825,000 options were granted. The options were granted at the market price on the grant date.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

16
EMPLOYEE STOCK OPTION PLAN continued

As of March 31, 2016, the total future compensation cost related to non-vested options not yet recognized in the Statement of Operations was $1,461 and the weighted average period over which these awards are expected to be recognized was 4.01 years. The weighted average remaining contractual life of options expected to vest as of March 31, 2016 is 11.02 years.
Activity in the stock options granted under Majesco Limited’s stock option plan granted to the Group’s employees was as follows:
	Year ended March 31, 2016		Year ended March 31, 2015		Year ended March 31, 2014
Particulars	Number of options	Weighted Average Exercise Price*	Number of options	Weighted Average Exercise Price*	Number of options	Weighted Average Exercise Price*
Outstanding at the beginning of the year	1,599,015	$1.45	1,337,775	$2.85	858,623	$3.23
Granted during the year	825,000	5.82	848,389	2.37	563,750	2.31
Forfeited during the year	(147,982)	2.99	(546,805)	2.94	(82,598)	3.43
Expired during the year	(19,514)	3.37	(300)	5.07	(2,000)	5.87
Exercised during the year	(130,522)	1.75	(143,294)	2.08	—	—
Transfer adjustments	(110,596)	1.14	103,250	2.27	—	—
Outstanding at the end of the year	2,015,401	$3.23	1,599,015	$1.45	1,337,775	2.85
Exercisable at the end of the year	560,417	$1.51	503,156	$2.33	422,387	4.00

*
The per share value has been converted at year end rate 1 US$ = Rs. 66.255, Rs. 62.50 and Rs. 59.92 as of March 31, 2016, 2015 and 2014, respectively.

The weighted average grant date fair values of options granted during the year ended March 31, 2016, 2015 and 2014 is $5.70, $2.31 and $1.08, respectively per option. The weighted average grant date fair value of vested options as of March 31, 2016 and 2015 is $1.17 and $1.41, respectively per option. The Aggregate Intrinsic Value of options outstanding is $272 and options exercisable is $46 as of March 31, 2016.
The Group calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions:
	As of March 31,
Variables (range)	2016	2015	2014
Expected term of share options	6 Years	6 Years	6 Years
Risk-free interest rates	7.61%	8.70%	7.90%
Expected volatility	49.17%	47.77%	48.94%
Expected dividend yield	0%	2.56%	2.91%
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

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

16
EMPLOYEE STOCK OPTION PLAN continued

years. Weighted average price is based on latest available closing market price on the stock exchange with the highest trading volume on the date of grant.
Summary of outstanding options as of March 31, 2016 is as follows:
Exercise Price Range*	Number of shares arising out of options	Wtd. Avg. Exercise Price*	Wtd. Avg. remaining contractual life
$0.1 – $3	1,177,939	1.43	8.31
$3.1 – $6	668,462	5.06	10.24
$6.1 – $7	169,000	8.59	10.85
Total	2,015,401	3.23	9.17

Summary of exercisable options as of March 31, 2016 is as follows:
Exercise Price Range*	Number of shares arising out of options	Wtd. Avg. Exercise Price*	Wtd. Avg. remaining contractual life
$0.1 – $3	547,955	1.48	7.08
$3.1 – $6	12,462	3.01	2.58
$6.1 – $7	—	—	—
Total	560,417	1.51	6.98

*
The per share value has been converted at year end rate 1 US$ = Rs 66.255 as of March 31, 2016.

In accordance with SAB Topic 14, the Group uses the simplified method for estimating the expected term when measuring the fair value of employee stock options using the Black-Scholes option pricing model. Majesco believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the following criteria established by SAB Topic 14:
•
stock options are granted at-the-money;

•
exercisability is conditional only on the completion of a service condition through the vesting date;

•
employees who terminate their service prior to vesting forfeit the options;

•
employees who terminate their service after vesting are granted limited time to exercise their stock options (typically 30 – 90 days) and;

•
stock options are nontransferable and nonhedgable

Given the Group’s limited history with employee grants, we use the “simplified” method in estimating the expected term for our employee grants. The “simplified” method, as permitted by applicable regulations, is calculated as the average of the time-to-vesting and the contractual life of the options.
Majesco 2015 Equity Incentive Plan
In the year ended March 31, 2016, the Group recognized $748 compared to $78, respectively, in the year ended March 31, 2015, of stock-based compensation expense in the Group’s consolidated Financial Statements.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

16
EMPLOYEE STOCK OPTION PLAN continued

In June 2015, Majesco adopted the Majesco 2015 Equity Incentive Plan (the “2015 Plan”). Options and stock awards for the purchase of up to 3,877,263 shares may be granted by the Board of Directors to our employees, consultants and directors at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2015 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. On March 31, 2016, an aggregate of 1,697,878 shares were available for grant under the 2015 Plan.
Majesco uses the Black-Scholes-Merton option-pricing model (“Black-Scholes”) to measure fair value of the share-based awards. The Black-Scholes model requires us to make significant judgments regarding the assumptions used within the model, the most significant of which are the expected stock price volatility, the expected life of the option award, the risk-free interest rate of return and dividends during the expected term.
•
Expected volatilities are based on peer entities as the historical volatility of Majesco’s common stock is limited.

•
In accordance with SAB Topic 14, Majesco uses the simplified method for estimating the expected term when measuring the fair value of employee stock options using the Black-Scholes option pricing model. Majesco believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the criteria established by SAB Topic 14.

•
The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yields for an equivalent term at the time of grant.

•
Majesco does not anticipate paying dividends during the expected term.

2016
Expected volatility	41% – 50%
Weighted-average volatility	41%
Expected dividends	0
Expected term (in years)	3 – 5 Years
Risk-free interest rate	.46
As of March 31, 2016, there was $1,461 of total unrecognized compensation costs related to non-vested share-based compensation arrangements previously granted by Majesco. That cost is expected to be recognized over a weighted-average period of 3.1 years.
A summary of the outstanding common stock options under the 2015 Plan is as follows:
	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, April 1, 2015	0	$0	0 Years	$0
Granted	2,279,882	4.81 – 7.72	9.07 Years	5.24
Canceled	(100,497)	4.81 – 6.93		4.95
Balance, March 31, 2016	2,179,385	$4.81 – 7.72	9.07 Years	$5.25

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

16
EMPLOYEE STOCK OPTION PLAN continued

The options granted during fiscal 2016 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:
	Number Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value
Exercise Price at Stock Price	2,279,882	$5.24	$2.06

Exercisable options at March 31, 2016 were as follows:
	Number of Exercisable Options	Weighted-Average Exercise Price
March 31, 2016	163,390	$7.63
The following table summarizes information about stock options at March 31, 2016:
	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$4.81 – $6.20	2,015,995	9.3 Years	$5.06	0	$0
$7.53 – $7.72	163,390	5.9 Years	$7.63	163,390	$7.63
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
The Group follows FASB Accounting Standards Codification (“ASC”) 718, Accounting for Stock Options and Other Stock-Based Compensation. Among other items, ASC 718 requires companies to record the compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our share-based awards include stock options and restricted stock awards. For restricted stock awards, the calculation of compensation expense under ASC 718 is based on the intrinsic value of the grant.
Warrants
As of March 31, 2016, there were warrants to purchase 334,064 shares of common stock outstanding. A summary of the terms of the outstanding warrants as of March 31, 2016 is as follows:
	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, April 1, 2015	—			—
Granted	334.064	6.84 – 7.00	1.7	6.85
Balance, March 31, 2016	334,064			$6.85

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

16
EMPLOYEE STOCK OPTION PLAN continued

Exercisable Warrants at March 31, 2016 were as follows:
	Number of Exercisable Warrants	Weighted-Average Exercise Price
March 31, 2016	309,064	$6.84
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
In connection with the Loan Agreement, Cover-All issued to Imperium a five-year warrant (the “Stock Purchase Warrant”) to purchase 1,400,000 shares of Cover-All’s common stock at an exercise price of  $1.48 per share. Cover-All also issued five-year warrants (the “Monarch Warrants”) to purchase 42,000 shares, in the aggregate, of Cover-All’s common stock at an exercise price of  $1.48 per share, to Monarch Capital Group, LLC (“Monarch”), which acted as Cover-All’s financial adviser in connection with the loan transaction, and an officer of Monarch. The Stock Purchase Warrants became exercisable on the date of the merger of Cover-All with Majesco. These issued and outstanding warrants to purchase shares of Cover-All common stock were not exercised or cancelled prior to the merger and were assumed by Majesco in accordance with their terms on the same terms and conditions as were applicable to such warrants immediately prior to the merger, with the number of shares subject to, and the exercise price applicable to, such warrants being appropriately adjusted based on the exchange ratio of 0.21641.
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
The total amount of compensation expense recognized in Majesco’s Statement of Operations is as follows:
	Year ended March 31, 2016	Year ended March 31, 2015	Year ended March 31, 2014
Cost of revenue	$148	$41	$50
Research and development expenses	83	8	24
Selling, general and administrative expenses	517	199	247
Total	$748	$248	$321

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

17
OTHER INCOME/(EXPENSES)

Other income/(expenses) consists of following:
	Year ended March 31, 2016	Year ended March 31, 2015		Year ended March 31, 2014
(Loss) on derivative instruments not designated as hedges and ineffective portion of derivative instruments designated as hedges	$—	$	---	$(14)
Foreign exchange gain	122		187	271
Others	167		994	289
Other income/(expenses)	$289		$1,181	$546

18
EARNINGS PER SHARE

The basic and diluted earnings/(loss) per share were as follows:
	Year ended March 31, 2016	Year ended March 31, 2015	Year ended March 31, 2014
Net income/(Loss)	$(3,562)	$(651)	$2,904
Basic weighted average outstanding equity shares	35,055,000	30,575,000	30,575,000
Adjustment for dilutive potential common stock
Options under Majesco 2015 Equity Plan
Dilutive weighted average outstanding equity shares	35,055,000	30,575,000	30,575,000
Earnings per share
Basic	$(0.10)	$(0.02)	$0.10
Diluted	(0.10)	(0.02)	0.10
19
RELATED PARTIES TRANSACTIONS

The following tables summarize the liabilities to related parties:
	As of March 31, 2016	As of March 31, 2015
Reorganization consideration payable to Majesco Limited for MSSIPL business	—	$3,520
Reimbursable expenses payable to Majesco Limited	927
	927	$3,520

MSSIPL entered into an operating lease for its operation facilities in Mahape, India, as lessee, with Majesco Limited, Majesco’ s parent company, as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is expected to be $1,218. The lease is effective June 1, 2015 and expires on May 31, 2020.
MSSIPL also entered into a lease for facilities for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is expected to be $289. The lease is effective June 1, 2015 and expires on May 31, 2020.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

19
RELATED PARTIES TRANSACTIONS continued

MSSIPL also entered into a lease for facilities for its operations in Ahmedabad, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is expected to be $2. The lease was renewed in December 1, 2015 for a new term ending on October 31, 2016.
	As of March 31, 2016	As of March 31, 2015
Security deposits paid to Majesco Limited by MSSIPL for use of Mahape premises	$634	—
Security deposits paid to Mastek Ltd. by MSSIPL for use of Pune premises	$163	—
Security deposits paid to Mastek Ltd. by MSSIPL for use of Ahmedabad premises	$1	—
Rental expenses paid by MSSIPL to Majesco Limited for use of premises for the years ended March 31, 2015 and March 31, 2016 was $NIL and $ 1,066, respectively. Rental expenses paid by MSSIPL to Mastek Ltd. for use of premises for the years ended March 31, 2015 and March 31, 2016 was $NIL and $272, respectively.
On September 24, 2015, MSSIPL and Mastek (UK) Limited, a wholly owned subsidiary of Mastek Ltd. (“Mastek UK”), entered into a Joint Venture Agreement (the “Agreement”) pursuant to which the two companies agreed to work together to deliver services to third parties under the terms of the Agreement, which services comprise the delivery of development, integration and support services to third parties by use of Mastek Ltd.’s development, integration and support methodologies and tools. The Agreement is effective September 24, 2015 and will remain in force, unless terminated by either party upon three months’ notice in writing to the other of its intention to terminate the Agreement. The consideration for each party’s performance of its obligations under the Agreement is the performance of the other’s obligations under the same Agreement, being services to the other. The services shall comprise in the case of Mastek Ltd., Mastek Ltd.’s development, integration and support methodologies and tools and business development services. In the case of MSSIPL, the services comprise the provision of leading edge technical expertise and advice. The parties will also exchange technical, business and other information.
On October 31, 2015, Majesco Sdn. Bhd., a company incorporated under the laws of Malaysia and wholly-owned subsidiary of Majesco (“Majesco Malaysia”), entered into a Share Purchase Agreement with Mastek Ltd. pursuant to which Majesco Malaysia purchased from Mastek Ltd. all of the issued and outstanding shares of Mastek Asia Pacific Pte. Limited, a company incorporated under the laws of Singapore, for a total cash purchase consideration of 381,800 Singapore Dollars (USD $276,000). The acquisition closed on November 1, 2015.
On December 2, 2015, Majesco UK Limited, a company registered in England and Wales wholly owned by Majesco (“Majesco UK”), entered into a Services Agreement with Mastek UK, pursuant to which Mastek UK provides certain corporate and operational support services to Majesco UK, including managed office accommodation and facilities; managed office IT infrastructure and networks; and corporate support services, insurance coverage and subscription to professional associations and publications. The charges for these core services will consist of a monthly charge of 13,000 UK Pounds (USD $20,000) and a pass through of actual costs of providing the services. Any support services by Mastek UK staff not included in the core services will be charged on a basis to be determined separately between both parties but before provision of such services. Either party may at any time, by notice in writing to the other party, terminate this agreement for breach or if the other party becomes subject to insolvency issues. Either party for any reason or no reason may terminate this agreement by providing the

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

19
RELATED PARTIES TRANSACTIONS continued

other party written notice of the termination ninety (90) days in advance. The Services Agreement contains customary representations, warranties and indemnities of the parties. The effective date of this Services Agreement is January 1, 2015. The amount paid for the years ended March 31, 2016 and March 31, 2015 were $203 and $147 respectively.
On March 1, 2016, Majesco, and Digility Inc., a Delaware corporation (“Digility”) wholly-owned by Mastek UK, entered into a Services Agreement (the “Services Agreement”), pursuant to which Majesco will provide certain management and operational support services to Digility, including managed office accommodation and facilities, managed office IT infrastructure and networks, and corporate support services.
The charges for these services will consist of an initial set-up fee of  $1,000, a monthly fee of  $3,750 and a pass through of actual costs of providing the services incurred in excess of the monthly fee. Either party may at any time, by notice in writing to the other party, terminate the Services Agreement for breach or if the other party becomes subject to insolvency issues. Either party for any reason or no reason may terminate the Services Agreement by providing the other party written notice of the termination thirty (30) days in advance. The Services Agreement contains customary representations, warranties and indemnities of the parties. The effective date of the Services Agreement is March 1, 2016.
On March 1, 2016, Majesco and Digility entered into a Sublease Agreement (the “Sublease Agreement”), pursuant to which Majesco will sublet the premises located on the first floor of 685 Route 202/206, Bridgewater, New Jersey to Digility. Digility will pay monthly $1,200 for rent to Majesco during the term of the Sublease Agreement. Digility will also reimburse Majesco for any costs charged by the landlord, Route 206 Associates, a New Jersey partnership, for additional services requested by Digility. The term of the Sublease Agreement will commence on March 1, 2016 and expire on July 31, 2017, unless terminated at an earlier date. Either party for any reason or no reason may terminate the Sublease Agreement by providing the other party written notice of the termination thirty (30) days in advance. The Sublease Agreement contains customary representations, warranties and indemnities of the parties.
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
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

20
SEGMENT INFORMATION continued

The following table sets forth revenues by country based on the billing address of the customer:
	Year ended March 31, 2016	Year ended March 31, 2015	Year ended March 31, 2014
USA	$98,209	$62,084	$63,328
UK	8,935	6,828	8,684
Canada	2,175	3,209	5,715
Malaysia	3,672	5,347	3,511
Thailand	0	448	900
Singapore	73	0	0
India	238	700	213
Others	0	666	486
	$113,302	$79,282	$82,837

The following table sets forth the Group’s property and equipment, net by geographic region:
	As of March 31,
	2016	2015
USA	$1,668	$474
India	1,788	698
United Kingdom	5	0
Malaysia	1	0
Canada	0	1
	$3,462	$1,173

We provide a significant volume of services to many customers. Therefore, a loss of a significant customer could materially reduce our revenues. The Group had one customer for the year ended March 31, 2016, no customer for the year ended March 31, 2015 and one customer for the year ended March 31, 2014 that accounted for 10% or more of total revenue. The Group had one customer as of March 31, 2016 and no customer as of March 31, 2015 that accounted for 10% or more of total accounts receivables and unbilled accounts receivable. Presented in the table below is information about our major customer:
	Year ended March 31, 2016		Year ended March 31, 2015		Year ended March 31, 2014
	Amount	% of combined revenue	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$11,540	10.2%	$6,884	8.7%	$16,386	19.8%
Accounts receivables and unbilled accounts receivable	$4,295	14.4%	$41	0.3%	$1,873	10.9%
Customer B
Revenue	$6,166	5.4%	$5,903	7.4%	$4,769	5.8%
Accounts receivables and unbilled accounts receivable	$923	3.1%	$378	2.8%	$428	2.5%

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

21
COMMITMENTS

Capital Commitments
The Group had outstanding contractual commitments of  $842 and $81 as of March 31, 2016 and 2015, respectively for capital expenditures relating to acquisition of property, equipment and new network infrastructure.
Operating Leases
The Group leases certain office premises under operating leases. Many of these leases include a renewal option on a periodic basis at the Group’s option, with the renewal periods extending in the range of 2 – 5 years. Rental expense for operating leases amounted to $2,788, $2,379 and $2,040 for the year ended March 31, 2016, 2015 and 2014, respectively. The schedule for future minimum rental payments over the lease term in respect of operating leases is set out below.
Year ended March 31,	Amount
2017	$2,974
2018	2,793
2019	2,751
2020	2,790
2021	695
Beyond 5 years	990
Total minimum lease payments	$12,993

22
ACQUISITIONS

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
The following table summarizes the consideration paid in the merger of Cover-All into Majesco and the amounts of identified assets acquired and liabilities assumed at the merger date:
Fair value of consideration transferred
Common stock	$12
Additional paid-in capital	29,708
Total consideration	$29,720

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
In the merger, 5,844,830 shares of Majesco common stock were issued to the shareholders of Cover-All and 197,081 equity incentives were issued to the holders of options and restricted stock units of Cover-All. Consequently, common stock of Majesco is increased by $12 and additional paid in capital is increased by $29,708.

Majesco
Notes to Consolidated and Combined
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

The goodwill of  $18,020 arising from the merger consists largely of the synergies and economies of scale expected from combining the operations of Majesco and Cover-All. Further, though workforce has been valued, it is not recognized separately, but subsumed in goodwill. Goodwill deductible for tax purpose amounts to $NIL.
On October 31, 2015, Majesco Malaysia entered into a Share Purchase Agreement with Mastek Ltd. for the purchase of the issued and authorized shares of Mastek Asia Pacific Pte Limited, Singapore.
Recognized amount of identifiable assets acquired and liabilities assumed
Amount
Cash	$212
Accounts receivable	18
Other assets	1
Accrued expenses	(14)
Total fair value of assets acquired	217
Fair value of consideration paid	276
Goodwill	$59

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

22
ACQUISITIONS continued

The following table summarizes the consideration paid to Mastek Ltd. and the amounts of identified assets acquired and liabilities assumed at the effective date:
The changes in the varying amount of goodwill are as follows:
Changes in carrying amount of the goodwill
	As of March 31, 2016	As of March 31, 2015
Opening value	$14,196	11,676
Addition of goodwill related to acquisition	18,079	2,520
Closing value	$32,275	14,196

No impairment loss has been recognized on goodwill.
Details of identifiable intangible assets acquired are as follows:
	Weighted average amortization period (in years)	Amount assigned	Residual value
Customer contracts	3	$2,410	—
Customer relationships	8	4,460	—
Technology	6	3,110	—
Total	6	$9,980	—

Revenues and earnings specific to the Cover-All business for the period June 26, 2015 to June 30, 2015 were $233 and $47, respectively. Revenues and earnings specific to the Cover-All business for the period July 1, 2015 to March 31, 2016 were $17,636 and $1,260, respectively.
Pro-Forma Financial Information (Unaudited):
The following unaudited proforma financial information is presented to illustrate the estimated effect of the Cover-All merger and Mastek Asia Pacific Pte. Limited acquisition, the related financing of funds and tax effects from these transactions. The unaudited proforma information for the periods set forth below gives effect to 2015 and 2014 transactions as if they had occurred as of April 1, 2014. Majesco has a fiscal year end of March 31st and Cover-All has a fiscal year end of December 31st. The unaudited proforma financial information for the twelve months ended March 31, 2016 and March 31, 2015 reflects the Statement of Operations of Majesco for the twelve months ended March 31, 2016 and March 31, 2015 and Cover-All for the twelve months ended March 31, 2016 and March 31, 2015, respectively.
The unaudited proforma financial information is presented for illustrative purposes only, and is not necessarily indicative of the financial condition or results of operations of future periods or the financial condition or results of operations that actually would have been realized had the entities been combined during the periods presented.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

22
ACQUISITIONS continued

The following unaudited pro-forma summary presents consolidated information of Majesco as if the business combination had occurred on April 1, 2014:
	Unaudited Pro forma year ended March 31, 2016	Unaudited Pro forma year ended March 31, 2015
Revenue	118,475	86,262
Earnings/(loss)	(3,360)	(748)
There are no material nonrecurring pro forma adjustments directly attributable to the merger included in the reported pro forma revenue and earnings. These proforma amounts have been calculated after applying Majesco’s accounting policies and adjusting the results of Cover-All to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from April 1, 2014 with consequential tax effects.
23
NON CONTROLLING INTEREST

As of March 31, 2016, all the subsidiaries are 100% subsidiaries through direct and step down holdings and hence non-controlling interest is Nil.
Till December 2014, in case of Vector Insurance Services LLC (‘Vector’), the Group held 90% equity interest in it. On January 21, 2015, Vector had bought back 10% shares held by minority shareholders for a consideration of  $5. Subsequent to this buy-back, Vector signed an agreement of merger with Majesco dated February 15, 2015. The said merger has been effected from March 5, 2015 as per approval letter received from State of Indiana dated March 5, 2015. This merger has no impact on the group’s financial position or results of its operations.
24
QUARTERLY RESULTS

	(Unaudited) Quarter ended
	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016
Revenue	23,163	28,208	29,625	32,306
Income from operations	91	(1,540)	(2,288)	(729)
Net Income	82	(976)	(1,130)	(1,538)
Net income/(loss) attributable to Owners of the Company	82	(976)	(1,130)	(1,538)
Basic EPS	(0.00)	(0.03)	(0.03)	(0.04)
Diluted EPS	(0.00)	(0.03)	(0.03)	(0.04)
	(Unaudited) Quarter ended
	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Revenue	16,882	19,074	21,610	21,716
Income from operations	(2,295)	(290)	1,510	(883)
Net Income	(862)	(223)	1,369	(935)
Net income/(loss) attributable to Owners of the Company	(874)	(223)	1,366	(935)
Basic EPS	(0.03)	(0.01)	0.05	(0.03)
Diluted EPS	(0.03)	(0.01)	0.05	(0.03)