Form 10-K/A
period 2016-03-31
Majesco
filed 2016-07-26
CIK 1626853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

i

EXPLANATORY NOTE

Majesco is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended March 31, 2016 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 23, 2016 (the “Original Form 10-K”). This Amendment is being filed solely to revise Exhibits 31.1 and 31.2 to include the introductory language of paragraph 4 and the language of paragraph 4(b) referring to internal control over financial reporting, which language was inadvertently omitted when originally filed. This Amendment consists solely of the preceding cover page, this explanatory note and each of the revised certifications filed as exhibits to the Amendment. No other changes have been made to the Original Form 10-K. This Amendment speaks as of the filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

ii

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

(1) Filed herewith.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAJESCO

By:	/s/ Ketan Mehta
Ketan Mehta President and Chief Executive Officer

Date: July 26, 2016

2

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

(1) Filed herewith.