Form 10-Q
period 2016-06-30
Majesco
filed 2016-08-08
CIK 1626853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-37466

Majesco

(Exact Name of Registrant as Specified in Its Charter)

California (State or other jurisdiction of incorporation or organization)	77-0309142 (IRS Employer Identification No.)

412 Mount Kemble Ave. Suite 110C Morristown, NJ (Address of principal executive offices)	07960 (Zip code)

(973) 461-5200
(Registrant’s telephone number, including area code)

N/A

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2016
Common Stock, $0.002 par value per share	36,474,004 shares

MAJESCO

●   ●   ●   ●   ●   ●   ●   ●   ●   ●

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

Majesco and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	June 30,	March 31,
	2016	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,183	$5,520
Short term investments	673	634
Restricted cash	256	257
Accounts receivables, net	16,333	22,503
Unbilled accounts receivable	7,528	7,379
Deferred income tax assets	2,138	1,847
Prepaid expenses and other current assets	5,751	6,195
Total current assets	46,862	44,335
Property and equipment, net	3,774	3,462
Intangible assets, net	9,975	10,483
Deferred income tax assets	3,633	3,586
Other assets	536	480
Goodwill	32,279	32,275
Total Assets	$97,059	$94,621
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Capital lease obligations	$212	$159
Loan from bank	7,700	6,951
Accounts payable	4,484	3,659
Accrued expenses and other liabilities
Related Parties	-	-
Others	14,490	16.701
Deferred revenue	11,474	11,200
Total current liabilities	38,360	38,670
Capital lease obligations, net of current portion	36	120
Term loan- bank	10,000	6,800
Other	3,629	3,474
Total Liabilities	$52,025	$49,064
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.002 per share – 50,000,000 shares authorized as of June 30, 2016 and March 31, 2016, NIL shares issued and outstanding as of June 30, 2016 and March 31, 2016	-	-
Common stock, par value $0.002 per share – 450,000,000 shares authorized as of June 30, 2016 and March 31, 2016; 36,474,004 shares issued and outstanding as of June 30, 2016 and 36,451,357 shares issued and outstanding as of March 31, 2016	$73	$73
Additional paid-in capital	69,827	69,505
Accumulated deficit	(24,911)	(24,360)
Accumulated other comprehensive (loss) income	45	339
Total stockholders’ equity	45,034	45,557
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,059	$94,621

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Three Months ended June 30, 2016	Three Months ended June 30, 2015
Revenue	$32,554	$23,163
Cost of revenue	17,802	12,107
Gross profit	$14,752	$11,056

Operating expenses
Research and development expenses	$4,528	$3,151
Selling, general and administrative expenses	10,659	7,586
Reorganization costs	-	228
Total operating expenses	$15,187	$10,965
(Loss)/Income from operations	$(435)	$91
Interest income	8	10
Interest expense	(208)	(55)
Other income (expenses), net	(2)	136
(Loss)/ Income before provision for income taxes	$(637)	$182
(Benefit)/Provision for income taxes	(87)	100
Net (Loss)/Income	$(550)	$82

(Loss)/Earnings per share:
Basic	$(0.02)	$(0.00)
Diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding
Basic	36,451,606	30,836,171
Diluted	36,451,606	30,951,441

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)
(All amounts are in thousands of US Dollars)

	Three Months ended June 30, 2016	Three Months ended June 30, 2015
Net (Loss)/Income	$(550)	$82
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments	(205)	(752)
Unrealized gains on cash flow hedges	(88)	(147)
Other comprehensive loss	$(293)	$(899)
Comprehensive Loss	$(843)	$(817)

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(All amounts are in thousands of US Dollars)

	Three Months ended June 30, 2016	Three Months ended June 30, 2015
Net cash flows from operating activities
Profit / (Loss) after tax	(550)	82
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on plant, property & equipment	417	228
Amortization of intangibles	695	655
Stock based compensation	322	54
Unrealized cash flow hedges	(88)	(147)
Change in Assets and Liabilities:
(Increase) / decrease in accounts receivable, billed and unbilled	5,945	(7,056)
Decrease in prepaid expenses and other current assets	445	627
(Increase) / decrease in deferred tax asset and other non-current assets	(395)	(87)
Increase in accounts payable	825	1,764
Increase / (decrease) in accrued expenses and other liabilities	(2,210)	614
Increase / (decrease) in deferred revenue and other non-current liabilities	429	(39)
Net cash generated/(used) from operating activities	$5,835	(3,305)
Net cash flows from investing activities
Purchase of property and equipment	$(797)	(199)
Purchase of intangible assets	(162)	-
Sale of tangible assets	62	-
Sale of intangible assets	6	-
Cash (used)/proceeds from investments	(39)	270
Decrease in restricted cash	1	-
Cash acquired in business combination	$-	2,990
Net cash generated/(used) by investing activities	$(929)	3,061
Net cash flows from financing activities
Payment of capital lease obligations	(32)	(1)
Repayment of loans	(4,652)	-
Receipt of loan proceeds	8,600	3,501
Net cash generated by financing activities	$3,916	3,500
Effect of foreign exchange rate changes on cash and cash equivalents	(159)	(252)
Net increase in cash and cash equivalents	$8,663	3004
Cash and cash equivalents, beginning of the period	5,520	6,262
Cash and cash equivalents at end of the period	$14,183	9,266

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

1.	DESCRIPTION OF BUSINESS

Majesco is a global provider of core insurance software, consulting and services for business transformation for the insurance industry. We offer core insurance software solutions for property and casualty/general insurance (“P&C”), life and annuity (“L&A”) and pensions group/employee benefits providers, allowing them to manage policy administration, claims management and billing management capabilities. In addition, we offer a variety of other technology-based solutions that are designed to enable organizations to automate and innovate business processes across the end-to-end insurance value chain and comply with policies and regulations across their organizations. Our solutions enable customers to respond to evolving market needs and regulatory changes, while improving the efficiency of their core operations, thereby increasing revenues and reducing costs.

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

Majesco, along with its subsidiaries, operates in the United States, Canada, Mexico, the United Kingdom, Malaysia, Singapore, New Zealand, Thailand and India (hereinafter referred to as the “Group”).

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

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. The March 31, 2016 consolidated balance sheet was derived from our audited combined financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the SEC on May 23, 2016 and amended on July 26, 2016 (the “Annual Report”), but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report.

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

Mastek Ltd. maintained benefit and stock-based compensation programs at the parent company level. After the demerger of Mastek Ltd., which became effective on June 1, 2015, the Group employees who participated in those programs, were allotted options of Majesco’s parent company, Majesco Limited, in the same proportion in addition to the existing options of Mastek Ltd., which these employees already had. The consolidated Balance Sheets do not include any outstanding equity related to the stock-based compensation programs of Mastek Ltd. but include outstanding equity related to the stock-based compensation programs of Majesco Limited.

b.	Significant Accounting Policies

For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of the Notes to the consolidated financial statements included in our Annual Report. There have been no material changes to our significant accounting policies since the filing of the Annual Report.

c.	Principles of Consolidation

The Group’s consolidated financial statements include the accounts of Majesco and its wholly owned subsidiaries, Cover-All Systems, Inc., Majesco Canada Ltd., Majesco Software and Solutions Inc., Majesco Sdn. Bhd., Majesco UK Limited, Majesco (Thailand) Co., Ltd., Majesco Software and Solutions India Private Limited and Mastek Asia Pacific Pte Ltd. as of June 30, 2016. All material intercompany balances and transactions have been eliminated in consolidation.

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

In March 2016, the FASB issued ASU 2016-9, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We will begin the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements.

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of June 30, 2016 and March 31, 2016:

	As of
	June 30, 2016	March 31, 2016
Assets

Level 2
Derivative financial instruments (included in the following line items in the Condensed Combined balance sheet)
Other assets	$-	$-
Other liabilities	-	-
Prepaid expenses and other current assets	177	180
Accrued expenses and other liabilities	(4)	(4)
	$173	$176
Level 3
Contingent consideration
Other liabilities	$(243)	$(229)
Accrued expenses and other liabilities	(387)	(364)
	$(630)	$(593)
Total	$(457)	$(417)

The following table presents the change in level 3 instruments:

	As of
	June 30, 2016	March 31, 2016
Opening balance	$(593)	$(1,712)
Additions	-	-
Total (Losses)/gains recognized in Statement of Operations	(37)	(344)
Settlements	-	1,463
Closing balance	$(630)	$(593)

Contingent consideration pertaining to the acquisition of the consulting business of Agile Technologies, LLC, a New Jersey limited liability company (“Agile”), as of December 31, 2015 has been classified under level 3 as the fair valuation of such contingent consideration has been done using one or more of the significant inputs which are not based on observable market data. The fair value of the contingent consideration was estimated using a discounted cash flow technique with significant inputs that are not observable in the market. The significant inputs not supported by market activity included the Group’s probability assessments of expected future cash flows related to its acquisition of the consulting business of Agile during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the asset purchase agreement (the “Agile Agreement”) dated December 12, 2014, as amended on January 26, 2016. The fair value of the contingent consideration was estimated using a discounted cash flow technique with significant inputs that are not observable in the market. The significant inputs not supported by market activity included the Group’s probability assessments of expected future cash flows related to its acquisition of the Agile business during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the Agile Agreement, respectively.

The total (losses)/gains attributable to contingent consideration payable for the acquisition of the Agile business were $(37) and $(344) for the three months ended June 30, 2016 and the year ended March 31, 2016.

The fair value of derivative financial instruments is determined based on observable market inputs and valuation models. The derivative financial instruments are valued based on valuations received from the relevant counter-party (i.e., bank). The fair value of the foreign exchange forward contract and foreign exchange par forward contract has been determined as the difference between the forward rate on the reporting date and the forward rate on the original transaction, multiplied by the transaction’s notional amount (with currency matching). The Group paid $1,503 to Agile as earn out consideration in the fiscal year ended March 31, 2016.

5.	CAPITAL LEASE OBLIGATIONS

The Group leases vehicles under capital leases which are stated at the present value of the minimum lease payments. The gross stated amounts for such capital leases are $126 and $86 and related accumulated depreciation recorded under capital leases are $56 and $19, respectively, as of June 30, 2016 and March 31, 2016. At the termination of the leases, the Group has an option to receive title to the assets at no cost or for a nominal payment.

Depreciation expenses in respect of assets held under capital leases were $7 for the three months ended June 30, 2016 compared to $5 for the three months ended June 30, 2015.

The following is a schedule of the future minimum lease payments under our capital leases, together with the present value of these net minimum lease payments as of June 30, 2016:

Year ended	Amount
2017	$131
2018	117
2019	10
2020	9
2021	2
Total minimum lease payments	$269
Less: Interest portion	21
Present value of net minimum capital leases payments	$248

6.	BORROWINGS

Line of Credit

On March 25, 2011, the Group entered into a secured revolving working capital line of credit facility with ICICI Bank Limited (“ICICI”) under which the maximum borrowing limit is $5,000. The interest rate on the credit facility at June 30, 2016 was three-month LIBOR plus 375 basis points. The interest rate was 4.14% at June 30, 2016 and 4.13% at March 31, 2016. In case of unhedged foreign currency exposure, if any, ICICI reserves the right to increase the pricing of this facility. The credit facility is guaranteed by Mastek Ltd., subject to the terms and conditions set forth in the guarantee. The credit facility initially matured on November 11, 2015. On November 20, 2015, the Group extended this line of credit to February 11, 2016. The facility was further extended to May 9, 2016 and again extended to May 15, 2017. Majesco paid a processing fee of  $12,5 in connection with the second extension and a processing fee of  $50.83 in connection with the third extension. In connection with these extensions of the Majesco line of credit, Mastek Ltd. also extended its guarantee of such line of credit. Majesco has agreed to pay a fee and indemnify Mastek Ltd. against any payments made by Mastek Ltd. in connection with this guarantee.

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

As of June 30, 2016, the Group had $5,000 of borrowings outstanding, and was in compliance with all covenants, under this facility.

PCFC Facilities

On June 30, 2015, the Group’s subsidiary, Majesco Software and Solutions India Pvt. Ltd. (“MSSIPL”) entered into a secured Pre Shipment in Foreign Currency and Post Shipment in Foreign Currency (“PCFC”) facility with Yes Bank under which MSSIPL may request 3 months pre-export advances and advances against export collection bills. The maximum borrowing limit is $5,656. The interest rate on this PCFC facility is LIBOR plus 150 basis points. The interest rate on this PCFC facility is determined at the time of each advance. This PCFC facility has a first pari passu charge over the current assets of MSSIPL. As of June 30, 2016, the Group had $2,700 of borrowings outstanding under this PCFC facility and was in compliance with the terms of this facility.  The Group is currently in discussions with Yes bank to extend this facility.

The outstanding loans as on June 30, 2016 are as follows:

Date of loan	Repayable on	Outstanding as of June 30, 2016	Rate of interest (Libor + 1.5%)
April 11, 2016	July 10, 2016	$700	2.13%
April 29, 2016	July 28, 2016	2,000	3.14%
Total		$2,700

On July 27, 2015, MSSIPL entered into a Credit Arrangement Letter with ICICI for packing credit in foreign currency and post-shipment credit in foreign currency. Under this facility MSSIPL may borrow up to 150 million Indian Rupees (approximately $2,252 at the exchange rate on May 6, 2016) in short term borrowings for working capital, including software and related services. Interest rate on this facility is based on LIBOR plus a margin to be determined at the time of each draw by ICICI. In addition, this facility includes a bank guarantee facility of up to 5 million Indian rupees (approximately $75 at the exchange rate on May 6, 2016) bearing a commission of 0.40% annually plus applicable service tax. This facility has a first pari passu charge over the current assets of MSSIPL. This facility is available until July 8, 2016 and contains covenants and customary events of default. As of June 30, 2016, the Group had no amounts outstanding under this facility. The Group is currently in discussions with ICICI to extend this facility.

On August 28, 2015, MSSIPL entered into a Facility Letter with Standard Chartered Bank for pre-shipment financing and overdraft facilities. Under this facility MSSIPL may borrow up to 50 million Indian Rupees (approximately $750 at the exchange rate on May 6, 2016) in short term borrowings. Interest rate on this facility is based on a base rate or LIBOR plus a margin to be determined at the time of each draw by the lender. This facility has a first pari passu charge over the current assets of MSSIPL. This facility contains restrictive covenants on MSSIPL, its direct parent and their subsidiaries, including a negative pledge covenant and restrictions on assets sales outside the ordinary course of business or other substantial changes to the business. In addition, any change in ownership or control or merger transaction of MSSIPL, its direct parent or their subsidiaries will require consent from Standard Chartered Bank. Standard Chartered Bank may cancel a loan at any time. This facility also contains customary events of default provision and indemnification provisions whereby MSSIPL will indemnify Standard Chartered Bank against all losses or damages related to the facility. In addition, Standard Chartered Bank has a right of first refusal on future hedging transactions, refinancing of the facility or other similar transactions so long as any amounts remain owed to it under the facility. MSSIPL is also obligated to reimburse all costs and expenses of Standard Chartered Bank under this facility. As of June 30, 2016, the Group had no amounts outstanding under this facility.

Term Loan Facility

On March 23, 2016, Majesco entered into a Loan Agreement (the “Loan Agreement”) with HSBC Bank USA, National Association (“HSBC”) pursuant to which HSBC agreed to extend loans to Majesco in the amount of up to $10,000 and Majesco issued a promissory note to HSBC in the maximum principal amount of  $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). The outstanding principal balance of the loan bears interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest will be payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of  $1,666.67 shall be due and payable semi-annually. All principal and interest outstanding under the Note shall be due and payable on March 1, 2021. The Facility is unsecured and supported by a letter of credit issued by a bank of  $10,000, which is secured by a cash pledge of the Group’s parent company, Majesco Limited. As of June 30, 2016, we had $10,000 outstanding under this Facility.

The Facility contains affirmative covenants that require Majesco to furnish financial statements to HSBC and cause Majesco Limited to maintain (1) a Net Debt-to-EBITDA Ratio (as defined in the Loan Agreement) of not more than (a) 5.00 to 1.00 as of the last day of its 2017 fiscal year and (b) 2.50 to 1.00 as of the last day of each fiscal year thereafter, and (2) a Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 1.50 to 1.00 as of the last day of each fiscal year. The Facility contains restrictive covenants on Majesco, including restrictions on declaring or paying dividends upon and during the continuation of an event of default, incurring additional indebtedness, selling material portions of its assets or undertaking other substantial changes to the business, purchasing or holdings securities for investment, and extending credit to any person outside the ordinary course of business. The Facility also restricts any transfer or change in, or assignment or pledge of the ownership or control of Majesco which would cause Majesco Limited to directly own less than fifty one percent (51%) of the issued and outstanding equity interests in Majesco. The Facility also restricts Majesco Limited from incurring any Net Debt (as defined in the Loan Agreement) in excess of $25,000 at any time prior to April 1, 2017. The Facility also contains customary events of default provision and indemnification provisions whereby Majesco will indemnify HSBC against all losses or damages related to the Facility, provided, however, that Majesco shall not have any indemnification obligations to HSBC for any claims caused by HSBC’s gross negligence or willful misconduct. Majesco may use the loan proceeds solely for the purpose of refinancing existing indebtedness, capital expenditures and working capital and other general corporate purposes.

Majesco used the proceeds from the Facility to refinance its existing $3,000 term loan agreement with Punjab National Bank (International) Limited, capital expenditures and for working capital and other general corporate purposes.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information of fair values of derivative financial instruments:

	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of June 30, 2016
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$0	$48	$0	$5
Total	$0	$48	$0	$5

As of March 31, 2016
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$0	$180	$0	$4
	$0	$180	$0	$4

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

The aggregate contracted principal amounts of the Group’s foreign exchange forward contracts (sell) outstanding as of June 30, 2016 amounted to $5,280 and as of March 31, 2016 amounted to $10,660, respectively. The outstanding forward contracts as of June 30, 2016 mature between 1 month to 12 months. As of June 30, 2016, the Group estimates that $29, net of tax, of the net gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

The following table provides information of the amounts of pre-tax gains/(losses) recognized in and reclassified from Accumulated Other Comprehensive Income (“AOCI”) of derivative instruments designated as cash flow hedges:

	Amount of Gain/(Loss) recognized in AOCI (effective portion)	Amount of gain/(Loss) reclassified from AOCI to Statement of Operations (Revenue)
For three months ended June 30, 2016
Foreign exchange forward contracts	$(53)	$(80)
Total	$(53)	$(80)

For three months ended June 30, 2015
Foreign exchange forward contracts	$(6)	$(215)
Total	$(6)	$(215)

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component were as follows:

	Three months ended June 30, 2016			Three months ended June 30, 2015
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$222	$-	$222	$1,883	$—	$1,883
Change in foreign currency translation adjustments	(205)	-	(205)	(752)	—	(752)
Closing balance	$17	$-	$17	$1,131	$—	$1,131

Unrealized gains/(losses) on cash flow hedges
Opening balance	$176	$(59)	$117	$545	$(186)	$360
Unrealized gains/(losses) on cash flow hedges	(53)	18	(35)	(6)	2	(4)
Reclassified to Revenue	(80)	27	(53)	(215)	73	(142)
Net change	$(133)	$45	$(88)	$(221)	$75	$(146)
Closing balance	$43	$(14)	$29	$324	$(111)	$214

9.	INCOME TAXES

The Group recognized income tax benefit of ($87) for the three months ended June 30, 2016 and recognized income tax provision/(benefit) of $100 for the three months ended June 30, 2015. The benefit during the three months ended June 30, 2016 is mainly on account of creation of deferred tax assets on the losses.

The effective tax rate of 14% for the three months ended June 30, 2016 differs from the statutory US federal income tax rate of 39.3% mainly due to stock based compensation, the impact of different tax jurisdictions and under accruals of prior periods.

10.	EMPLOYEE STOCK OPTION PLAN

Majesco 2015 Equity Incentive Plan

In the three months ended June 30, 2016, we recognized $322 in stock-based compensation expense in our consolidated financial statements compared to $54 in the three months ended June 30, 2015.

In June 2015, Majesco adopted the Majesco 2015 Equity Incentive Plan (the “2015 Plan”). Options and stock awards for the purchase of up to 3,877,263 shares may be granted by the Board of Directors to our employees, consultants and directors at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2015 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units or any combination of the foregoing which may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. On June 30, 2016, an aggregate of 1,521,714 shares were available for grant under the 2015 Plan.

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

-	Expected volatilities are based on peer entities as the historical volatility of Majesco’s common stock is limited.

-	In accordance with SAB Topic 14, Majesco uses the simplified method for estimating the expected term when measuring the fair value of employee stock options using the Black-Scholes option pricing model. Majesco believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the criteria established by SAB Topic 14.

-	The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yields for an equivalent term at the time of grant.

-	Majesco does not anticipate paying dividends during the expected term.

	2016	2015

Expected volatility	41%–50%	41%–50%
Weighted-average volatility	41%	41%
Expected dividends	0%	0%
Expected term (in years)	3-5	3-5
Risk-free interest rate	0.46%	0.46%

As of June 30, 2016, there was $3,642 of total unrecognized compensation costs related to non-vested share-based compensation arrangements previously granted by the Company. That cost is expected to be recognized over a weighted-average period of 2.8 years.

A summary of the outstanding common stock options under the 2015 Plan is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, June 30, 2016	2,353,885	$4.81 – 7.72	9.09 years	$5.31

Of the stock options outstanding, an aggregate of 571,707 are currently exercisable.

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

Warrants

As of June 30, 2016, there were warrants to purchase 334,064 shares of common stock outstanding. A summary of the terms of the outstanding warrants as of June 30, 2016 is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, June 30, 2016	334,064	$6.84 – 7.00	1.4	$6.85

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

In connection with the Loan Agreement, Cover-All issued to Imperium a five-year warrant (the “Stock Purchase Warrant”) to purchase 1,400,000 shares of Cover-All’s common stock at an exercise price of  $1.48 per share. Cover-All also issued five-year warrants to purchase 42,000 shares, in the aggregate, of Cover-All’s common stock at an exercise price of  $1.48 per share, to Monarch Capital Group, LLC (“Monarch”), which acted as Cover-All’s financial adviser in connection with the loan transaction, and an officer of Monarch. The Stock Purchase Warrants became exercisable on the date of the merger of Cover-All with Majesco. These issued and outstanding warrants to purchase shares of Cover-All common stock were not exercised or cancelled prior to the merger and were assumed by Majesco in accordance with their terms on the same terms and conditions as were applicable to such warrants immediately prior to the merger, with the number of shares subject to, and the exercise price applicable to, such warrants being appropriately adjusted based on the exchange ratio of 0.21641.

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

Employee Stock Option Scheme of Majesco Limited — Plan 1

Certain employees of the Group participate in the Group’s parent company Majesco Limited’s employee stock option plan. The plan termed as “ESOP plan 1”, became effective June 1, 2015, the effective date of the demerger of Mastek Ltd. Group employees who were having options in the earlier ESOP plans of Mastek Ltd. have now been given options of Majesco Limited. Under the plan, Majesco Limited during the year has also granted newly issued options to the employees of MSSIPL. During the period 30,000 options were granted. The options were granted at the market price on the grant date.

As of June 30, 2016, the total future compensation cost related to non-vested options not yet recognized in the Statement of Operations was $1,554 and the weighted average period over which these awards are expected to be recognized was 3 years. The weighted average remaining contractual life of options expected to vest as of June 30, 2016 is 10 years.

Majesco Limited calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions:

	2016	2015
Weighted-average volatility	51.02%	47.77%
Expected dividends	0.00%	2.56%
Expected term (in years)	6 Years	6 Years
Risk-free interest rate	7.46%	8.70%

The summary of outstanding options of Majesco Limited as of June 30, 2016 is as follows:

	Outstanding and Exercisable	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, June 30, 2016	1,099,426	$0.1 - $3	8.12	1.40
	656,000	$3.1 - $ 6	10.16	5.01
	199,000	$6.1 - $ 7	10.65	8.44

Of the stock options of Majesco Limited outstanding and held by Group employees, an aggregate of 732,925 are currently exercisable.

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

The ESPP provides employees with the right to purchase shares of common stock through payroll deductions. The total number shares available for purchase under the ESPP is 2,000,000. The ESPP Plan became effective January 1, 2016. At June 30,

2016, we issued 22,647 shares under the ESPP.

11.	EARNINGS PER SHARE

The basic and diluted earnings/(loss) per share were as follows:

	Three months ended June 30,
	2016	2015

Net (Loss)/ Income	$(550)	$82

Basic weighted average outstanding equity shares	36,451,606	30,836,171

Adjustment for dilutive potential common stock

Options under Majesco 2015 Equity Plan	-	115,270

Dilutive weighted average outstanding equity shares	36,451,606	30,951,441

Earnings per share:
Basic	$(0.02)	$0.00
Diluted	(0.02)	0.00

Basic earnings per share amounts are calculated by dividing net income for the three months ended June 30, 2016 and 2015 attributable to common shareholders by the weighted average number of ordinary shares outstanding during the quarter.

Diluted earnings per share amounts are calculated by dividing the net income attributable to common shareholders by the sum of the weighted average number of ordinary shares outstanding during the quarter plus the weighted average number of common shares that would be issued on the conversion of all the dilutive potential common shares into common shares.

The calculation of diluted earnings per share for the three months ended June 30, 2016 and 2015 excluded 2,390,787 and 2,142,681 shares and options, respectively, granted to employees, as their inclusion would have been antidilutive.

12.	RELATED PARTIES TRANSACTIONS

The following tables summarize the liabilities to related parties:

	As of June 30, 2016	As of March 31, 2016
Reorganization consideration payable to Majesco Limited for MSSIPL business	$—	$—
Reimbursable expenses payable to Majesco Limited	1,094	927
	$1,094	$927

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

	As of June 30, 2016	As of March 31, 2016
Security deposits paid to Majesco Limited by MSSIPL for use of Mahape premises	$622	$634
Security deposits paid to Mastek Ltd. by MSSIPL for use of Pune premises	$160	$163
Security deposits paid to Mastek Ltd. by MSSIPL for use of Ahmedabad premises	$1	$1

Rental expenses paid by MSSIPL to Majesco Limited for use of premises for the three months ended June 30, 2016 and June 30, 2015 was $315 and $NIL, respectively. Rental expenses paid by MSSIPL to Mastek Ltd. for use of premises for the three months ended June 30, 2016 and June 30, 2015 was $74 and $NIL, respectively.

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

On December 2, 2015, Majesco UK Limited, a company registered in England and Wales wholly owned by Majesco (“Majesco UK”), entered into a Services Agreement with Mastek UK, pursuant to which Mastek UK provides certain corporate and operational support services to Majesco UK, including managed office accommodation and facilities; managed office IT infrastructure and networks; and corporate support services, insurance coverage and subscription to professional associations and publications. The charges for these core services will consist of a monthly charge of 13,000 UK Pounds (USD $20,000) and a pass through of actual costs of providing the services. Any support services by Mastek UK staff not included in the core services will be charged on a basis to be determined separately between both parties but before provision of such services. Either party may at any time, by notice in writing to the other party, terminate this agreement for breach or if the other party becomes subject to insolvency issues. Either party for any reason or no reason may terminate this agreement by providing the other party written notice of the termination ninety (90) days in advance. The Services Agreement contains customary representations, warranties and indemnities of the parties. The effective date of this Services Agreement is January 1, 2015. The amount paid for the three months ended June 30, 2016 and June 30, 2015 were $56 and $NIL respectively.

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

On March 1, 2016, Majesco and Digility entered into a Sublease Agreement (the “Sublease Agreement”), pursuant to which Majesco will sublet the premises located on the first floor of 685 Route 202/206, Bridgewater, New Jersey to Digility. Digility will pay monthly $1,200 for rent to Majesco during the term of the Sublease Agreement. Digility will also reimburse Majesco for any costs charged by the landlord, Route 206 Associates, a New Jersey partnership, for additional services requested by Digility. The term of the

Sublease Agreement will commence on March 1, 2016 and expire on July 31, 2017, unless terminated at an earlier date. Either party for any reason or no reason may terminate the Sublease Agreement by providing the other party written notice of the termination thirty (30) days in advance. The Sublease Agreement contains customary representations, warranties and indemnities of the parties

During the quarter ended June 30, 2016, Majesco paid $319 to Majesco Limited as arrangement fees and guarantee commission for the guarantee given by Majesco Limited to HSBC and ICICI Bank for the facilities taken by Majesco on its subsidiaries..

On August 2, 2016, Majesco Limited and MSSIPL entered into a master service agreement, effective as of June 30, 2016. Pursuant to which MSSIPL will provide software development services to Majesco Limited. Under this agreement, MSSIPL will charge Majesco Limited cost plus a margin for the services rendered.

On August 2, 2016, Majesco Limited and MSSIPL entered into a Memorandum of Understanding (the “MOU”) pursuant to which MSSIPL granted Majesco Limited a perpetual, royalty-free right to use the intellectual property rights of MSSIPL in “Elixir”, including any improvements and upgrades, in connection with Majesco Limited’s India insurance business.

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

The following table sets forth revenues by country based on the billing address of the customer:

	Three Months ended June 30. 2016	Three Months ended June 30. 2015
USA	$28,721	$19,183
UK	2,384	1,964
Canada	340	866
Malaysia	759	1,150
Thailand	-	-
Others	350	-
	$32,554	$23,163

The following table sets forth the Group’s property and equipment, net by geographic region:

	As of June 30, 2016	As of March 31, 2016
USA	$1,799	$1.668
India	1,970	1,788
Canada	-	-
UK	4	5
Malaysia	1	1
	$3,774	$3,462

We provide a significant volume of services to a number of significant customers. Therefore, the loss of a significant customer could materially reduce our revenues. The Group had one customer for the three months ended June 30, 2016 and no customer for the three months ended June 30, 2015 that accounted for 10% or more of total revenue. The Group had one customer as of June 30, 2016 and no customer as of June 30, 2015 that accounted for 10% or more of total accounts receivables and unbilled accounts receivable. Presented in the table below is information about our major customers:

	Three months ended June 30, 2016		Three months ended June 30, 2015
	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$3,722	11%	$1,640	7%
Accounts receivables and unbilled accounts receivable	$4,518	19%	$40	-
Customer B
Revenue	$1,617	5%	$1,366	6%
Accounts receivables and unbilled accounts receivable	$557	2%	$1,039	5%

15.	COMMITMENTS

Capital Commitments

The Group had outstanding contractual commitments of $859 and $842 as of June 30, 2016 and March 31, 2016, respectively, for capital expenditures relating to the acquisition of property, equipment and new network infrastructure.

Operating Leases

The Group leases certain office premises under operating leases. Many of these leases include a renewal option on a periodic basis at the Group’s option, with the renewal periods extending in the range of 2 – 5 years. Rental expense for operating leases amounted to $763 for the three months ended June 30, 2016 compared to $418 for the three months ended June 30, 2015, respectively. The schedule for future minimum rental payments over the lease term in respect of operating leases is set out below.

Quarter ended June 30	Amount
2017	$2,201
2018	2,758
2019	2,713
2020	2,752
2021	684
Beyond 5 years	972
Total minimum lease payments	$12,080

Facility Leases

Our subsidiary in India, MSSIPL, has entered into a lease for its operations in Mahape, India, as lessee, with Majesco Limited as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is expected to be $1,218. The lease is effective June 1, 2015 and expires on May 31, 2020. MSSIPL paid Majesco Limited $315 in rent under the lease during the three months ended June 30, 2016 and NIL during the three months ended June 30, 2015. MSSIPL may terminate the lease after three years with six months’ prior written notice to Majesco Limited. Majesco Limited may terminate the lease after five years with six months’ prior written notice to MSSIPL.

MSSIPL also entered into a lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is expected to be $289. The lease is effective June 1, 2015 and expires on May 31, 2020. MSSIPL paid Mastek Ltd. $71 in rent under the lease during the three months ended June 30, 2016 and $NIL in rent under the lease during the three months ended June 30, 2015. MSSIPL may terminate the lease after three years with six months’ prior written notice to Mastek Ltd. Mastek Ltd. may terminate the lease after five years.

MSSIPL also entered into a lease for its operations in Ahmedabad, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is expected to be $2. The lease was renewed in December 1, 2015 for a new term ending on October 31, 2016. MSSIPL paid Mastek Ltd. $1 and NIL during the three months ended June 30, 2016 and June 30, 2015, respectively. Either party may terminate the lease with 30 days’ prior written notice to the other party.

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

On October 31, 2015, Majesco Sdn. Bhd. (MSC) entered into a Share Purchase Agreement with Mastek Ltd. for the purchase of the issued and authorized shares of Mastek Asia Pacific Pte Limited, Singapore.

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

The following table summarizes the consideration paid to Mastek Ltd. and the amounts of identified assets acquired and liabilities assumed at the effective date:

The changes in the varying amount of goodwill are as follows:

Changes in carrying amount of the goodwill

	As of June 30, 2016	As of March 31, 2016

Opening value	$32,275	$14,196
Addition of goodwill related to acquisition	0	18,079
Addition on account of currency fluctuation	4	0
Closing value	$32,279	$32,275

No impairment loss has been recognized on goodwill.

Details of identifiable intangible assets acquired are as follows:

	Weighted average amortization period (in years)	Amount assigned	Residual value
Customer contracts	3	$2,410	-
Customer relationships	8	4,460	-
Technology	6	3,110	-
Total	6	$9,980	-

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

The unaudited pro-forma information for the periods set forth below gives effect to 2015 transactions as if they had occurred as of April 1, 2015. Majesco has a fiscal year-end of March 31st and Cover-All has a fiscal year-end of December 31st. The unaudited pro-forma financial information for the three months ended June 30, 2015 reflects the statement of operations of Majesco for the three months ended June 30, 2015 and Cover-All for the three months ended June 30, 2015.

The unaudited pro-forma financial information is presented for illustrative purposes only, and is not necessarily indicative of the financial condition or results of operations of future periods or the financial condition or results of operations that actually would have been realized had the entities been combined during the periods presented.

The following unaudited pro-forma summary presents consolidated information of Majesco as if the business combination had occurred on April 1, 2015:

Unaudited Pro forma three months ended June 30, 2015
Revenue	$28,219
Net Income (Loss)	$283

There are no material non-recurring pro forma adjustments directly attributable to the merger included in the reported pro forma revenue and earnings. These pro-forma amounts have been calculated after applying Majesco’s accounting policies and adjusting the results of Cover-All to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from April 1, 2015 with consequential tax effects.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with “Selected Financial and Other Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2016 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes for the quarter ended June 30, 2016 included in Part I, Item I of this report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.

All currency amounts in this MD&A are in thousands unless indicated otherwise. Except where the context requires otherwise, references in this MD&A to “Majesco,” “we” or “us” are to Majesco and its subsidiaries on a worldwide consolidated basis after giving effect to the Majesco Reorganization.

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

These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” and elsewhere in this report on Form 10-Q and in our Annual Report. Important factors that could cause actual results to differ materially from those described in forward-looking statements contained herein include, but are not limited to:

•	our ability to achieve increased market penetration for our product and service offerings and obtain new customers;

•	our ability to raise future capital as needed to fund our growth and innovation plans;

•	growth prospects of the property & casualty and life & annuity insurance industry;

•	the strength and potential of our technology platform and our ability to innovate and anticipate future customer needs;

•	our ability to protect our intellectual property rights;

•	our ability to compete successfully against other providers and products;

•	our dependence on certain key customers and the risk of loss of these customers;

•	the unauthorized disclosure of sensitive or confidential client and customer data and cybersecurity risks;

•	the risk of telecommunications or technology disruptions;

•	our exposure to additional scrutiny and increased expenses as a result of being a public company;

•	our ability to identify and complete acquisitions, manage growth and successfully integrate acquisitions;

•	our financial condition, financing requirements and cash flow;

•	market expectations regarding our potential growth and ability to implement our short and long-term strategies; and

•	the risk of loss of strategic relationships.

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

Overview

We are a global provider of core insurance software consulting and services for business transformation for the insurance industry. We operate in the United States, India, Canada, the United Kingdom, Malaysia, Thailand, Singapore, New Zealand and Mexico. We offer core insurance software solutions for P&C, L&A and Pensions & Group / Employee Benefits providers, allowing them to manage policy management, claims management and billing management capabilities. In addition, we offer a variety of other technology-based solutions that are designed to enable organizations to automate and innovate business processes across the end-to-end insurance value chain and comply with policies and regulations across their organizations. Our solutions enable customers to respond to evolving market needs and regulatory changes, while improving the efficiency of their core operations, thereby increasing revenues and reducing costs.

Long-term, strong customer relationships are a key component of our success given the long-term nature of our contracts, opportunity for deeper relationships with our portfolio of solutions and the importance of customer references for new sales. Our customers range from some of the largest global tier one insurance carriers in the industry to startups, greenfields, and mid-market insurers, including specialty, mutual and regional carriers. As of June 30, 2016, we served approximately 149 insurance customers on a worldwide basis.

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

Our license agreements with our customers typically have terms ranging from fixed-year terms (which maybe renewable) to perpetual terms. Support services are provided to customers pursuant to multi-year support agreements, which are typically renewable on an annual basis. We bill customers for license fees in accordance with the terms of the applicable license agreement, typically payable upon the signing of the agreement and achievement of milestones over the course of a defined period of time. Support fees are payable in advance by the customer on an annualized, quarterly or monthly basis. We primarily derive service revenues from implementation and training services performed for our customers under the terms of a service contract on a time and materials or fixed-price basis.

Three Months Ended June 30, 2016 Highlights

A few of our highlights of our three months ended June 30, 2016 were:

•	Revenues of $32.6 million with a gross profit of 45.3%;

•	$4.5 million (13.9% of revenue) in research and development expenses;

•	$10.7 million (32.7% of revenue) in sales, general and administrative expenses;

•	Net loss of $0.6 million; and

•	Adjusted EBITDA of $1.0 million, representing 3.07% of revenue.

Use of Non-GAAP Financial Measures

In evaluating our business, we consider and use EBITDA as a supplemental measure of operating performance. We define EBITDA as earnings before interest, taxes, depreciation and amortization. We present EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We define Adjusted EBITDA as EBITDA before one-time non-recurring exceptional costs related to the merger with Cover-All and the listing of the Majesco common stock on the NYSE MKT in connection with the merger and stock based compensation.

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

For an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three months ended June 30, 2016 and June 30, 2015, see “— Results of Operations — Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015.”

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

On January 26, 2016, we amended the asset purchase and sale agreement with Agile and its members to amend the terms and conditions of the earn-out. The amendment added in the calculation of revenue for purposes of determining the earn-out for 2015 five percent of the initial order book revenue of Majesco software (intellectual property) deals closed by the Agile Division and 40% of revenue and EBITDA for Data Center of Excellence projects that have been signed in calendar year 2015. For determining the earn-out for 2016 and 2017, the amendment provides that the earn-out performance metrics will be determined at the Majesco level and not the Agile Division level and will be based only on revenue and EBITDA goals of Majesco as reported in Majesco’s consolidated financial statements. The amendment also provides that 50% of the earn-out in the amount of  $583,333 will be fixed with the remainder of the earn-out (the “Variable Earn-Out”) payable to Agile on a percentage basis as calculated below only if Majesco achieves 90% of corporate revenue and EBITDA goals for 2016 and 2017. No Variable Earn-Out will be payable for achieving less than 90% of the corporate revenue and EBITDA goals for 2016 and 2017, respectively, and any additional earn-out will not exceed 20% of the Variable Earn-Out. For revenue and EBITDA between 90% and 120% of Majesco’s revenue and EBITDA goals, Majesco will pay Agile a Variable Earn-Out calculated on a percentage basis. The amendment also adjusts the earn-out periods determination over a period of three years with the first year commencing on January 1, 2015 and ending on December 31, 2015; the second year commencing on April 1, 2016 and ending on March 31, 2017; and the third year commencing on April 1, 2017 and ending on March 31, 2018. We paid approximately $1.5 million as earn-out to Agile in fiscal 2016.

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

Inflation

Although we cannot accurately determine the amounts attributable thereto, our net revenues and results of operations have been affected by inflation experienced in the U.S., India and other economies in which we operate through increased costs of employee compensation and other operational expenses during the three months ended June 30, 2016 and June 30, 2015. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. However, there can be no assurance that we will be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Currency Fluctuations

We are affected by fluctuations in currency exchange rates with respect to our contracts. We hedge a substantial portion of our foreign currency exposure. For more information, see “Item 3. Quantitative and Qualitative Disclosures about Market Risks.”

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

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table summarizes our consolidated statements of operations for the three months ended June 30, 2016 and June 30, 2015, including as a percentage of revenues:

Statement of Operations Data

	Three Months Ended
(U.S. Dollars; dollar amounts in thousands):	June 30, 2016%		June 30, 2015%
Total revenues	$32,554		$23,163
Total cost of revenues	17,802	55%	12,107	52%
Total gross profit	14,752		11,056
Operating expenses:
Research and development expenses	4,528	14%	3,151	14%
Selling, general and administrative expenses	10,659	33%	7,586	33%
Reorganization costs	-		228
Total operating expenses	15,187		10,965
Income/(loss) from operations	(435)		91
Interest income	8		10
Interest expense	(208)		(55)
Other income (expenses), net	(2)		136
Income/(Loss) before provision for income taxes	(637)		182
Income taxes (benefit)	(87)		100
Net income (loss)	$(550)	(2)%	$82	-

The following table represents revenues by each subsidiary and corresponding geographical region:

	Three Months Ended
(U.S. Dollars; dollar amounts in thousands):	June 30, 2016%		June 30, 2015%
Geography: North America
Legal Entity
Majesco	$7,835	24%	$5,093	22%
Majesco Software and Solutions Inc.	13,439	41%	13,876	60%
Majesco Canada Ltd., Canada	340	1%	866	4%
Cover-All Systems Inc.	7,447	23%	-	-
	$29,061	89%	$19,835	86%
Geography: The United Kingdom
Legal Entity
Majesco UK Limited, UK	$2,384	7%	$1,964	8%
Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$759	3%	$1,150	5%
Majesco (Thailand) Co. Ltd., Thailand	-	-	-	-
Mastek Asia Pacific Pte. Ltd., Singapore(1)	39	-	-	-
Majesco Software and Solutions India Private Limited, India	311	1%	214	1%
	$1,109	4%	$1,364	6%
Total Revenues	$32,554		$23,163

(1) Mastek Asia Pacific Ptd Ltd. was acquired on November 1, 2015.

Revenues

Revenues for the three months ended June 30, 2016 were $32,554 compared to $23,163 for the three months ended June 30, 2015 reflecting an increase of 40.54%. The increase in revenues was primarily driven by the addition of Cover-All and expanding relationships with our current P&C and L&A customer base during the quarter.

Gross Profit

Gross profit was $14,752 for the three months ended June 30, 2016 compared to $11,056 for the three months ended June 30, 2015 an increase of 33.43%. The increase in gross profit is primarily due to an increase in revenues due to higher sales to property and casualty carriers, increased revenue in the L&A unit and the revenue contribution from Cover-All. Gross profit as a percentage of revenues for the three months ended June 30, 2016 decreased to 45.3% from 47.7% for the three months ended June 30, 2015 due to a change in revenue mix.

Salaries and consultant fees were $10,566 for the three months ended June 30, 2016 compared to $7,467 for the three months ended June 30, 2015. This represents an increase of 41% in salaries and consultant fees. We had 2,368 and 1,993 technical and technical support employees as of June 30, 2016 and 2015, respectively. As a percentage of revenues, salaries and consultant fees increased from 32.24% for the three months ended June 30, 2015 to 32.46% for the three months ended June 30, 2016.

Operating Expenses

Operating expenses were $15,187 for the three months ended June 30, 2016 compared to $10,965 for the three months ended June 30, 2015. The increase in operating expenses was primarily due to an increase in selling, general and administrative expenses of $3,073 offset by a decrease in reorganization costs of $228 due to the consummation of the Majesco Reorganization, and an increase in research and development costs of $1,377. As a percentage of revenues, operating expenses decreased to 46.7% for the three months ended June 30, 2016 from 47.3% for the three months ended June 30, 2015. The decrease in operating expenses, as a percentage of revenues, was a result of the consummation of the Majesco Reorganization, planned product investments in both the P&C and L&A segments, planned investment in our sales and marketing efforts and the expenses related to Cover-All.

Income from Operations

Income/(Loss) from operations was $(435) for the three months ended June 30, 2016 compared to a profit of $91 for the three months ended June 30, 2015. As a percentage of revenues, net loss from operations was 1.34% for the three months ended June 30, 2016 compared to a profit of 0.39% for the three months ended June 30, 2015 because of the higher increase in cost of revenue than proportionate increase in revenue.

Other Income

Other income/(expenses) (net) was $(2) for the three months ended June 30, 2016 compared to $136 for the three months ended June 30, 2015. The decrease was due primarily to an increase in other financial charges of $47, an exchange loss of $72 and a decrease in non-operating revenues $17.

Tax provision

We recognized income tax benefit of ($87) for the three months ended June 30, 2016 and recognized income tax provision/(benefit) of $100 for the three months ended June 30, 2015. The benefit during the quarter is mainly on account of the creation of deferred tax assets on the losses during the quarter ended June 30, 2016.

The effective tax rate of 14% for the three months ended June 30, 2016 differs from the statutory US federal income tax rate of 39.3% mainly due to stock based compensation, the impact of different tax jurisdictions and under accruals of prior periods.

Net Income

Net loss was $550 for the three months ended June 30, 2016 compared to net profit of $82 for the three months ended June 30, 2015. Net loss per share, basic and diluted, was $0.02 and $0.02, respectively, for the three months ended June 30, 2016 compared to net profit (loss) per share, basic and diluted, of $0.00 and $0.00, respectively, for the three months ended June 30, 2015.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP metric, was $999 for the three months ended June 30, 2016 compared to $1,202 for the three months ended June 30, 2015.

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three months ended June 30, 2016 and the three months ended June 30, 2015:

	Three Months ended
(U.S. dollars, in thousands):	June 30, 2016	June 30, 2015
Net (loss)/income	$(550)	$82
Add:
Provision/(benefit) for income taxes	(87)	100
Depreciation and amortization	1,112	883
Interest expense	208	55
Less:
Interest income	(8)	(10)
Other income/(expenses), net	2	(136)
EBITDA	$677	$974
Add:
Reorganization costs	-	228
Stock-based compensation	322	-
Adjusted EBITDA	999	1,202
Revenue	32,554	23,163
Adjusted EBITDA as a % of revenue	3.07%	5.2%

Liquidity and Capital Resources

Our cash and cash equivalent and short term investments position was $14,856 at June 30, 2016 and $9,266 at June 30, 2015.

Net cash generated by operating activities was $5,835 for the three months ended June 30, 2016 and $(3,305) for the three months ended June 30, 2015. We had accounts receivable of  $16,333 at June 30, 2016 and $22,503 at March 31, 2016. The overall net debt position has reduced by $4.7 million with improved collections during the three months ended June 30, 2016. Days outstanding are down to 67 days at the end of June 30, 2016 as compared to 84 days in the three months ended March 31, 2016

Net cash generated by investing activities amounted to $(929) for the three months ended June 30, 2016 compared to $3,061 for the three months ended June 30, 2015 primarily due to purchase of property, equipment and intangible assets in the current quarter. During the three months ended June 30, 2015, there was an increase on account of business combination of $2,990.

Net cash generated by financing activities was $3,917 for the three months ended June 30, 2016, compared to net cash generated by financing activities of $3,500 for the three months ended June 30, 2015 mainly due to increased borrowings under our secured PCFC facility, working capital line of credit and term loan.

We believe our cash flows from operations and available borrowings are sufficient to meet our liquidity requirements for the next 12 months, including capital expenditures.

Financing Arrangements

On March 25, 2011, we entered into a secured revolving working capital line of credit facility with ICICI Bank Limited (“ICICI”) under which the maximum borrowing limit is $5,000. The interest rate on the credit facility at March 31, 2016 was three-month LIBOR plus 350 basis points and increased to three-month LIBOR plus 375 basis points with the second extension of this facility described below. In case of unhedged foreign currency exposure, ICICI reserves the right to increase the pricing of this facility. The credit facility is guaranteed by Mastek Ltd. subject to the terms and conditions set forth in the guarantee. The credit facility initially matured on November 11, 2015.

On November 20, 2015, we extended this line of credit to February 11, 2016. The facility was further extended to May 9, 2016 and again extended to May 15, 2017. Majesco paid a processing fee of  $12.50 in connection with the second extension and a processing fee of  $50.83 in connection with the third extension. In connection with these extensions of the Majesco line of credit, Mastek Ltd. also extended its guarantee of such line of credit. We have agreed to pay a fee and indemnify Mastek Ltd. against any payments made by Mastek Ltd. in connection with this guarantee.

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

As of June 30, 2016, we had $5,000 of borrowings outstanding, and were in compliance with all covenants, under this facility.

On June 30, 2015, our subsidiary, MSSIPL, entered into a secured Pre Shipment in Foreign Currency and Post Shipment in Foreign Currency (“PCFC”) facility with YES Bank under which we may request 3 months pre-export advances and advances against export collection bills. The maximum borrowing limit is $5,656. The interest rate on this PCFC facility is LIBOR plus 150 basis points. The interest rate on this PCFC facility is determined at the time of each advance. This PCFC facility has a first pari passu charge over the current assets of our subsidiary Majesco Software and Solutions India Pvt. Ltd. (“MSSIPL”). As of June 30, 2016, we had $2,700 of borrowings outstanding under this PCFC facility. For further details regarding the terms and covenants of this PCFC facility and were in compliance with the terms of this facility. The Group is in discussion with Yes Bank to extend this facility.

On July 27, 2015, MSSIPL entered into a Credit Arrangement Letter with ICICI for packing credit in foreign currency and post-shipment credit in foreign currency. Under this facility MSSIPL may borrow up to 150 million Indian Rupees (approximately $2,252 at the exchange rate on May 6, 2016) in short term borrowings for working capital, including software and related services. Interest rate on this facility is based on LIBOR plus a margin to be determined at the time of each draw by ICICI. In addition, this facility includes a bank guarantee facility of up to 5 million Indian rupees (approximately $75 at the exchange rate on May 6, 2016) bearing a commission of 0.40% annually plus applicable service tax. This facility has a first pari passu charge over the current assets of MSSIPL. This facility is available until July 8, 2016 and contains covenants and customary events of default. As of June 30, 2016, we had no amounts outstanding under this facility. The Group is in discussion with ICICI to extend this facility.

On August 28, 2015, MSSIPL entered into a Facility Letter with Standard Chartered Bank for pre-shipment financing and overdraft facilities. Under this facility MSSIPL may borrow up to 50 million Indian Rupees (approximately $751 at the exchange rate on May 6, 2016) in short term borrowings. Interest rate on this facility is based on a base rate or LIBOR plus a margin to be determined at the time of each draw by the lender. This facility has a first pari passu charge over the current assets of MSSIPL. This facility contains restrictive covenants on MSSIPL, its direct parent and their subsidiaries, including a negative pledge covenant and restrictions on assets sales outside the ordinary course of business or other substantial changes to the business. In addition, any change in ownership or control or merger transaction of MSSIPL, its direct parent or their subsidiaries will require consent from Standard Chartered Bank. Standard Chartered Bank may cancel a loan at any time. This facility also contains customary events of default provision and indemnification provisions whereby MSSIPL will indemnify Standard Chartered Bank against all losses or damages related to the facility. In addition, Standard chartered Bank has a right of first refusal on future hedging transactions, refinancing of the facility or other similar transactions so long as any amounts remain owed to it under the facility. MSSIPL is also obligated to reimburse all costs and expenses of Standard Chartered Bank under this facility. As of June 30, 2016, we had no amounts outstanding under this facility.

On March 23, 2016, we entered into a Loan Agreement (the “Loan Agreement”) with HSBC Bank USA, National Association (“HSBC”) pursuant to which HSBC agreed to extend loans to us in the amount of up to $10,000 and we issued a promissory note to HSBC in the maximum principal amount of  $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). On March 23, 2016, we borrowed $6,800 under the Facility and the remaining amount was borrowed on May 16, 2016. The outstanding principal balance of the loan bears interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest will be payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of  $1,666.67 shall be due and payable semi-annually. All principal and interest outstanding under the Note shall be due and payable on March 1, 2021. The Facility is unsecured and supported by a letter of credit issued by a bank of $10,000, which is secured by a cash pledge of our parent company, Majesco Limited. As of June 30, 2016, we had $10,000 outstanding under this Facility.

The Facility contains affirmative covenants that require us to furnish financial statements to HSBC and cause Majesco Limited to maintain (1) a Net Debt-to-EBITDA Ratio (as defined in the Loan Agreement) of not more than (a) 5.00 to 1.00 as of the last day of its 2017 fiscal year and (b) 2.50 to 1.00 as of the last day of each fiscal year thereafter, and (2) a Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 1.50 to 1.00 as of the last day of each fiscal year. The Facility contains restrictive covenants on us, including restrictions on declaring or paying dividends upon and during the continuation of an event of default, incurring additional indebtedness, selling material portions of our assets or undertaking other substantial changes to the business, purchasing or holdings securities for investment, and extending credit to any person outside the ordinary course of business. The Facility also restricts any transfer or change in, or assignment or pledge of the ownership or control of Majesco which would cause Majesco Limited to directly own less than fifty one percent (51%) of the issued and outstanding equity interests in Majesco. The Facility also restricts Majesco Limited from incurring any Net Debt (as defined in the Loan Agreement) in excess of $25,000 at any time prior to April 1, 2017. The Facility also contains customary events of default provision and indemnification provisions whereby we will indemnify HSBC against all losses or damages related to the Facility, provided, however, that we shall not have any indemnification obligations to HSBC for any claims caused by HSBC’s gross negligence or willful misconduct. We may use the loan proceeds solely for the purpose of refinancing existing indebtedness, capital expenditures and working capital and other general corporate purposes.

We used proceeds from the Facility to refinance our $3,000 term loan with Punjab National Bank (International) Limited, to fund capital expenditures and for working capital and other general corporate purposes.

Dividends and Redemption

We have declared and paid a cash dividend on our common stock only for our fiscal year 2000. It has otherwise been our policy to invest earnings in growth rather than distribute earnings as common stock dividends. This policy, is expected to continue, but is subject to regular review by our Board of Directors.

Contractual Obligations

In the normal course of our business, we are party to a variety of contractual obligations as summarized in our Annual Report. These contractual obligations are considered by us when assessing our liquidity requirements. There have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business. We had borrowed $2,700 under the PCFC facility, $5,000 under our credit facility with ICICI and $10,000 under our term loan with HSBC at June 30, 2016 from $4,651, $2,300 and $6,800, respectively, on March 31, 2016.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and investments. We do not use derivative financial instruments to hedge our interest rate exposure. Our cash and cash equivalents and investments as of June 30, 2016 were $14,183 and $673, respectively.

We invest primarily in highly liquid, money market funds and bank fixed deposits. Because of the short-term nature of the majority of the interest-bearing securities we hold, we believe that a 10% fluctuation in the interest rates applicable to our cash and cash equivalents and investments would not have a material effect on our financial condition or results of operations.

The rate of interest on our revolving line of credit facility with ICICI, PCFC facility and HSBC Facility which were in effect as of June 30, 2016, are variable and are based on LIBOR plus a fixed margin. As of June 30, 2016, we had $5,000 and $2,700 in borrowings outstanding under our revolving line of credit facility and PCFC facility, respectively. As of June 30, 2016, we had borrowed $10,000 under our term loan with HSBC. We believe that a 10% fluctuation in the interest rates applicable to our borrowings would not have a material effect on our financial condition or results of operations.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. However, payments to us by customers outside the U.S. are generally made in the local currency. Accordingly, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Indian rupee, British pound, Thai baht, Malaysian ringgit, Singapore dollar, New Zealand dollar and Mexican peso. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

We generated approximately 10.73% and 13.45%, respectively, of our gross revenues outside of the United States for the three months ended June 30, 2016 and 2015. The effect of foreign exchange rate changes on cash and cash equivalents resulted in a loss of $(159) and a loss of $(252) for the three months ended June 30, 2016 and June 30, 2015, respectively. For the three months ended June 30, 2016 and June 30, 2015, we had a foreign exchange gain/(loss) of approximately $22.30 and $93.75, respectively.

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

The aggregate contracted U.S. dollar principal amounts of foreign exchange forward contracts (sell) outstanding as of June 30, 2016 amounted to $5,280. The outstanding forward contracts as of June 30, 2016 mature between 1 month to 12 months. As of June 30, 2016, we estimate that $28, net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings within the subsequent 12 months. The outstanding foreign exchange forward contracts in U.S. dollars as of June 30, 2016 are designated as in hedge relationship and there will be no impact on our statement of operations due to a strengthening or weakening of 10% in the foreign exchange rates.

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

	Noncurrent*	Current*	Noncurrent*	Current*
As of June 30, 2016
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$0	$48	$0	$5
Total	$0	$48	$0	$5

*	The noncurrent and current portions of derivative assets are included in ‘Other Assets’ and ‘Prepaid Expenses And Other Current Assets’, respectively, and the noncurrent and current portions of derivative liabilities are included in ‘Other Liabilities’ and ‘Accrued Expenses And Other Liabilities’, respectively in the Consolidated Balance Sheet.

For more information on foreign currency translation adjustments and cash flow hedges and other derivative financial instruments, see Notes 7 and 8 to our consolidated financial statements for the three months ended June 30, 2016.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Extension Letter of the Credit Facility Agreement between ICICI Bank Limited and Majesco, dated as of June 2, 2016 (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 27, 2016).

10.2	Supplemental Deed to the Deed of Corporate Guarantee between ICICI Bank Limited and Mastek Limited, dated as of June 27, 2016 (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 27, 2016).

10.3	Amended and Restated Revolving Credit Note between ICICI Bank Limited and Majesco, dated as of June 2, 2016 (incorporated by reference to Exhibit 10.3 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 27, 2016).

10.50	Credit Arrangement letter dated as of May 20, 2016 between Majesco and ICICI Bank Limited, New York Branch (incorporated by reference to Exhibit 10.50 to Majesco’s Annual Report on Form 10-K, filed with the SEC on May 23, 2016).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and March 31, 2016; (ii) Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015 (Unaudited); (iii) Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015 (Unaudited); and (iv) Notes to Consolidated Financial Statements (Unaudited).

*         Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101.1 hereto are not to be deemed “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and are not to be deemed “filed” for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO

Date: August 8, 2016	By:	/s/ Ketan Mehta
Ketan Mehta, President and Chief Executive Officer

Date: August 8, 2016	By:	/s/ Farid Kazani
Farid Kazani, Chief Financial Officer and Treasurer