Form 10-K/A
period 2016-03-31
Majesco
filed 2016-10-04
CIK 1626853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

i

EXPLANATORY NOTE

Majesco is filing this Amendment No. 2 (the “Amendment”) to its Annual Report on Form 10-K for the year ended March 31, 2016 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 23, 2016 and amended on July 26, 2016 (the “Original Form 10-K”). This Amendment is being filed solely to include the following exhibit:

Exhibit Number	Description
23.1	Consent of MSPC Certified Public Accountants and Advisors, P.C.

Exhibit 23.1 was inadvertently omitted from the Original Form 10-K. The sole purpose of this Amendment is to correct this inadvertent omission of the consent from the Original Form 10-K.

This Amendment consists solely of the preceding cover page, this explanatory note, the exhibit to the Original Form 10-K that is being corrected and new certifications pursuant to Sections 302 and 1350 of the Sarbanes-Oxley Act of 2002. No other changes have been made to the Original Form 10-K. This Amendment speaks as of May 23, 2016, the initial filing date of the Original Form 10-K (the “Original Filing Date”), does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

ii

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

23.1	Consent of MSPC Certified Public Accountants and Advisors, P.C.(1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

(1) Filed herewith.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAJESCO

By:	/s/ Ketan Mehta
Ketan Mehta President and Chief Executive Officer

Date: October 4, 2016

2

EXHIBIT INDEX

23.1	Consent of MSPC Certified Public Accountants and Advisors, P.C.(1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

(1) Filed herewith.