Form 10-Q
period 2016-09-30
Majesco
filed 2016-11-03
CIK 1626853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2016
Common Stock, $0.002 par value per share	36,486,396 shares

MAJESCO

●   ●   ●   ●   ●   ●   ●   ●   ●   ●

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Majesco and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	September 30,	March 31,
	2016	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,795	$5,520
Short term investments	2,548	634
Restricted cash	258	257
Accounts receivables, net	16,469	22,503
Unbilled accounts receivable	8,220	7,379
Deferred income tax assets	2,439	1,847
Prepaid expenses and other current assets	5,868	6,195
Total current assets	46,597	44,335
Property and equipment, net	3,865	3,462
Intangible assets, net	9,320	10,483
Deferred income tax assets	3,512	3,586
Other assets	538	480
Goodwill	32,278	32,275
Total Assets	$96,110	$94,621
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Capital lease obligations	211	$159
Loans from banks	7,000	6,951
Accounts payable	3,114	3,659
Accrued expenses and other liabilities	14,552	16,701
Deferred revenue	11,661	11,200
Total current liabilities	36,538	38,670
Capital lease obligations, net of current portion	-	120
Term loan- bank	10,000	6,800
Other	4,117	3,474
Total Liabilities	$50,655	$49,064
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.002 per share – 50,000,000 shares authorized as of September 30, 2016 and March 31, 2016, NIL shares issued and outstanding as of September 30, 2016 and March 31, 2016	-	-
Common stock, par value $0.002 per share – 450,000,000 shares authorized as of September 30, 2016 and March 31, 2016; 36,486,396 shares issued and outstanding as of September 30, 2016 and 36,451,357 shares issued and outstanding as of March 31, 2016	$73	$73
Additional paid-in capital	70,139	69,505
Accumulated deficit	(24,693)	(24,360)
Accumulated other comprehensive (loss) income	(64)	339
Total stockholders’ equity	45,455	45,557
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$96,110	$94,621

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Three Months ended September 30, 2016	Three Months ended September 30, 2015	Six Months ended September 30. 2016	Six Months ended September 30, 2015
Revenue	$31,046	$28,208	$63,600	$51,371
Cost of revenue	15,589	15,777	33,391	27,884
Gross profit	$15,457	$12,431	$30,209	$23,487

Operating expenses
Research and development expenses	$4,532	$4,238	$9,060	$7,389
Selling, general and administrative expenses	10,654	9,496	21,313	17,082
Restructuring costs	-	237	-	465
Total operating expenses	$15,186	$13,971	$30,373	$24,936
Income/(Loss) from operations	$271	$(1,540)	$(164)	$(1,449)
Interest income	10	(0)	18	10
Interest expense	(134)	(7 3)	(342)	(128)
Other income (expenses),net	16	239	14	375
Income /(Loss) before provision for income taxes	$163	$(1,374)	$(474)	$(1,192)
(Benefit)/Provision for income taxes	(54)	(398)	(141)	(298)
Net Income/(Loss)	$217	$(976)	$(333)	$(894)

Earnings (Loss) per share:
Basic	$0.01	$(0.03)	$(0.01)	$(0.03)
Diluted	$0.01	$(0.03)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding
Basic	36,474,139	36,451,357	36,462,934	33,657,679
Diluted	38,386,634	36,451,357	36,462,934	33,657,679

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)
(All amounts are in thousands of US Dollars)

	Three Months ended September 30, 2016	Three Months ended September 30, 2015	Six Months ended September 30, 2016	Six Months ended September 30 , 2015
Net Income (Loss)	$217	$(976)	$(333)	$(894)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(164)	(1,509)	(369)	(2,261)
Unrealized gains on cash flow hedges	54	(227)	(34)	(373)
Other comprehensive income (loss)	$(110)	$(1,736)	$(403)	$(2,634)
Comprehensive Income (Loss)	$107	$(2,712)	$(736)	$(3,528)

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(All amounts are in thousands of US Dollars)

	Six Months ended September 30, 2016	Six Months ended September 30, 2015
Net cash flows from operating activities
Profit / (Loss) after tax	(333)	(894)
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation on plant, property & equipment	1,838	1,494
Amortization of intangibles	399	459
Stock based compensation	634	289
Profit on sale of assets	(6)	-
Unrealised cash flow hedges	(34)	(373)
Deferred income taxes	(520)	(316)
Change in Assets and Liabilities :
(Increase) / decrease in accounts receivable	5,751	(5,297)
(Increase) / decrease in unbilled accounts receivable	(802)	67
(Increase) / decrease in prepaid expenses and other current assets	312	(1,646)
(Increase) / decrease in other non-current assets	(58)	247
Increase / (decrease) in accounts payable	(519)	494
Increase / (decrease) in accrued expenses and other liabilities	(2,144)	(1,891)
Increase / (decrease) in deferred revenue	461	(1,521)
Increase / (decrease) in other non-current liabilities	642	713
Net cash generated/(used) from operating activities	$5,621	(8,175)
Net cash flows from investing activities
Purchase of property and equipment	$(1,310)	(669)
Purchase of intangible assets	(165)	_
Proceeds from sale of tangible assets	66	-
Cash (used)/proceeds from investments	(1,915)	(136)
Decrease in restricted cash	(1)	-
Cash acquired in business combination	$-	2,990
Net cash generated/(used) by investing activities	$(3,325)	2,185
Net cash flows from financing activities
Payment of capital lease obligations	(69)	(6)
Repayment of loans	(7,351)	(10,501)
Receipt of loan proceeds	10,600	15,780
Net cash generated by financing activities	$3,180	5,273
Effect of foreign exchange rate changes on cash and cash equivalents	(201)	(4)
Net increase in cash and cash equivalents	$5,275	(721)
Cash and cash equivalents, beginning of the period	5,520	6,262
Cash and cash equivalents at end of the period	$10,795	5,541

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

Majesco, along with its subsidiaries, operates in the United States, Canada, Mexico, the United Kingdom, Malaysia, Singapore, Thailand and India (hereinafter referred to as the “Group”).

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

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. The March 31, 2016 consolidated balance sheet was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the SEC on May 23, 2016 as amended (the “Annual Report”), but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report.

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

Mastek Ltd. maintained benefit and stock-based compensation programs at the parent company level. After the demerger of Mastek Ltd., which became effective on June 1, 2015, the Group employees who participated in those programs were allotted options of Majesco’s parent company, Majesco Limited, in the same proportion in addition to the existing options of Mastek Ltd., which these employees already had. The consolidated Balance Sheets do not include any outstanding equity related to the stock-based compensation programs of Mastek Ltd. but include outstanding equity related to the stock-based compensation programs of Majesco Limited.

b.	Significant Accounting Policies

For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of the Notes to the consolidated financial statements included in our Annual Report. There have been no material changes to our significant accounting policies since the filing of the Annual Report.

c.	Principles of Consolidation

The Group’s consolidated financial statements include the accounts of Majesco and its wholly owned subsidiaries, Cover-All Systems, Inc., Majesco Canada Ltd., Majesco Software and Solutions Inc., Majesco Sdn. Bhd., Majesco UK Limited, Majesco (Thailand) Co., Ltd., Majesco Software and Solutions India Private Limited and Mastek Asia Pacific Pte Ltd. as of September 30, 2016. All material intercompany balances and transactions have been eliminated in consolidation.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-9, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact that the updated accounting guidance will have on our consolidated financial statements.

In August 2016, the FASB issued Accounting Standards update 2016-15, Statement of Cash Flows (Topic 230) : Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The FASB issued ASU 2016-15 to decrease the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update provide guidance on eight specific cash flow issues. The amendments in the update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact that this updated standard will have on our consolidated financial statements.

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of September 30, 2016 and March 31, 2016:

	As of
	September 30, 2016	March 31, 2016
Assets

Level 2
Derivative financial instruments (included in the following line items in the Condensed Combined balance sheet)
Prepaid expenses and other current assets	$125	$180
Accrued expenses and other liabilities	-	(4)
	$125	$176
Level 3
Contingent consideration
Other liabilities	$(258)	$(229)
Accrued expenses and other liabilities	(412)	(364)
	$(670)	$(593)
Total	$(545)	$(417)

The following table presents the change in level 3 instruments:

	Three months ended September 30, 2016	Six months ended September 30, 2016
Opening balance	$(630)	$(593)
Additions	-	-
Total (Losses)/gains recognized in Statement of Operations	(40)	(77)
Settlements	-	-
Closing balance	$(670)	$(670)

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

The total (losses)/gains attributable to contingent consideration payable for the acquisition of the Agile business were $(40), and $(77) for the three and six months ended September 30, 2016, respectively. The Group paid $1,503 to Agile as earn out consideration in the fiscal year ended March 31, 2016.

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

The Group leases vehicles under capital leases which are stated at the present value of the minimum lease payments. The gross stated amounts for such capital leases are $128 and $86 and related accumulated depreciation recorded under capital leases are $64 and $19, respectively, as of September 30, 2016 and March 31, 2016. At the termination of the leases, the Group has an option to receive title to the assets at no cost or for a nominal payment.

Depreciation expenses in respect of assets held under capital leases were $14 and $7 for the three and six months ended September 30, 2016 compared to $5 and $10 for the three and six months ended September 30, 2015.

The following is a schedule of the future minimum lease payments under our capital leases, together with the present value of these net minimum lease payments as of September 30, 2016:

Year ended	Amount
2017	$90
2018	117
2019	10
2020	9
2021	2
Total minimum lease payments	$228
Less: Interest portion	17
Present value of net minimum capital leases payments	$211

6.	BORROWINGS

Line of Credit

On March 25, 2011, the Group entered into a secured revolving working capital line of credit facility with ICICI Bank Limited (“ICICI”) under which the maximum borrowing limit is $5,000. The interest rate on the credit facility at March 31, 2016 was three-month LIBOR plus 350 basis points and increased to three-month LIBOR plus 375 basis points with the second extension of this facility described below. The interest rate was 4.59% at September 30, 2016 and 4.13% at March 31, 2016. In case of unhedged foreign currency exposure, if any, ICICI reserves the right to increase the pricing of this facility. The credit facility is guaranteed by Mastek Ltd., subject to the terms and conditions set forth in the guarantee. The credit facility initially matured on November 11, 2015. On November 20, 2015, the Group extended this line of credit to February 11, 2016. The facility was further extended to May 9, 2016 and again extended to May 15, 2017. Majesco paid a processing fee of  $12.50 in connection with the second extension and a processing fee of  $50.83 in connection with the third extension. In connection with these extensions of the Majesco line of credit, Mastek Ltd. also extended its guarantee of such line of credit. Majesco has agreed to pay a fee and indemnify Mastek Ltd. against any payments made by Mastek Ltd. in connection with this guarantee.

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

As of September 30, 2016, the Group had $5,000 of borrowings outstanding, and was in compliance with all covenants, under this facility.

PCFC Facilities

On June 30, 2015, the Group’s subsidiary, Majesco Software and Solutions India Pvt. Ltd. (“MSSIPL”), entered into a secured Pre Shipment in Foreign Currency and Post Shipment in Foreign Currency (“PCFC”) facility with Yes Bank under which MSSIPL may request 3 months pre-export advances and advances against export collection bills. The maximum borrowing limit is 300 million Indian rupees, or approximately $4,509 at the exchange rate in effect on September 30, 2016. The interest rate on this PCFC facility is LIBOR plus 275 basis points. The interest rate on this PCFC facility is determined at the time of each advance. This PCFC facility is secured by a first pari passu charge over the current assets of MSSIPL. Excess outstanding beyond 100 million Indian rupees is to be backed by 100% goodwill fixed deposit receipts in MSSIPL or Majesco Limited. As of September 30, 2016, the Group was in compliance with the terms of this facility. On September 27, 2016, MSSIPL extended this PCFC facility to June 17, 2017.

The outstanding loans as on September 30, 2016 are as follows:

Date of loan	Repayable on	Outstanding as of September 30, 2016	Rate of interest (Libor + 2.75%)
July 26, 2016	October 24, 2016	2,000	3.48%
Total		$2,000

On July 27, 2015, MSSIPL entered into a Credit Arrangement Letter with ICICI for packing credit in foreign currency and post-shipment credit in foreign currency. Under this facility, MSSIPL may borrow up to 150 million Indian Rupees (approximately $2,252 at the exchange rate on September 30, 2016) in short term borrowings for working capital, including software and related services. This facility expired on July 8, 2016 and was not renewed.

On August 28, 2015, MSSIPL entered into a Facility Letter with Standard Chartered Bank for pre-shipment financing and overdraft facilities. Under this facility, MSSIPL may borrow up to 50 million Indian Rupees (approximately $750 at the exchange rate on September 30, 2016) in short term borrowings. This facility expired on August 28, 2016 and was not renewed..

Term Loan Facility

On March 23, 2016, Majesco entered into a Loan Agreement (the “Loan Agreement”) with HSBC Bank USA, National Association (“HSBC”) pursuant to which HSBC agreed to extend loans to Majesco in the amount of up to $10,000 and Majesco issued a promissory note to HSBC in the maximum principal amount of  $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). The outstanding principal balance of the loan bears interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest will be payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of  $1,666.67 shall be due and payable semi-annually. All principal and interest outstanding under the Note shall be due and payable on March 1, 2021. The Facility is unsecured and supported by a letter of credit issued by a bank of  $10,000, which is secured by a cash pledge of the Group’s parent company, Majesco Limited. As of September 30, 2016, we had $10,000 outstanding under this Facility.

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

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information of fair values of derivative financial instruments:

	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of September 30, 2016
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$0	$125	$0	$0
Total	$0	$125	$0	$0

As of March 31, 2016
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$0	$180	$0	$4
	$0	$180	$0	$4

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

The aggregate contracted principal amounts of the Group’s foreign exchange forward contracts (sell) outstanding as of September 30, 2016 amounted to $3,690 and as of March 31, 2016 amounted to $10,660, respectively. The outstanding forward contracts as of September 30, 2016 mature between 1 month to 12 months. As of September 30, 2016, the Group estimates that $83, net of tax, of the net gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

The following table provides information of the amounts of pre-tax gains/(losses) recognized in and reclassified from Accumulated Other Comprehensive Income “AOCI” of derivative instruments designated as cash flow hedges:

	Amount of Gain/(Loss) recognized in AOCI (effective portion)	Amount of gain/(Loss) reclassified from AOCI to Statement of Operations (Revenue)
For six months ended September 30, 2016
Foreign exchange forward contracts	$77	$(128)
Total	$77	$(128)

For six months ended September 30, 2015
Foreign exchange forward contracts	$(294)	$50
Total	$(294)	$50

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component was as follows:

	Three months ended September 30, 2016			Three months ended September 30, 2015
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$17	$-	$17	$1,131	$—	$1,131
Change in foreign currency translation adjustments	(164)	-	(164)	(1,509)	—	(1,059)
Closing balance	$(147)	$-	$(147)	$(378)	$—	$(378)

Unrealized gains/(losses) on cash flow hedges
Opening balance	$43	$(60)	$(17)	$324	$(111)	$213
Unrealized gains/(losses) on cash flow hedges	130	(26)	103	(294)	100	(194)
Reclassified to Revenue	(48)	43	(4)	(50)	18	(32)
Net change	$82	$17	$99	$(344)	$118	$(226)
Closing balance	$125	$(43)	$82	$(20)	$7	$(13)

	Six months ended September 30, 2016			Six months ended September 30, 2015
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$222	$-	$222	$1,883	$—	$1,883
Change in foreign currency translation adjustments	(369)	-	(369)	(2,261)	—	(2,261)
Closing balance	$(147)	$-	$(147)	$(378)	$—	$(378)

Unrealized gains/(losses) on cash flow hedges
Opening balance	$176	$(60)	$116	$545	$(185)	$360
Unrealized gains/(losses) on cash flow hedges	77	(26)	51	(300)	102	(198)
Reclassified to Revenue	(128)	43	(85)	(265)	90	(175)
Net change	$(51)	$17	$(34)	$(565)	$192	$(373)
Closing balance	$125	$(43)	$(82)	$(20)	$7	$(13)

9.	INCOME TAXES

The Group recognized income tax benefit of ($54) and ($141), respectively, for the three and six months ended September 30, 2016 and recognized income tax provision/(benefit) of $(398) and $(298), respectively, for the three and six months ended September 30, 2015. The benefit during the three months ended September 30, 2016 is mainly on account of creation of deferred tax assets on the pre-tax income.

The effective tax rate of (33%) and 30%, respectively, for the three and six months ended September 30, 2016 differs from the statutory US federal income tax rate of 39.3% mainly due to stock based compensation, the impact of different tax jurisdictions and under accruals of prior periods.

10.	EMPLOYEE STOCK OPTION PLAN

Majesco 2015 Equity Incentive Plan

In the three and six months ended September 30, 2016, we recognized $312 and $634, respectively, in stock-based compensation expense in our consolidated financial statements compared to $250 and $289, respectively, in the three and six months ended September 30, 2015.

In June 2015, Majesco adopted the Majesco 2015 Equity Incentive Plan (the “2015 Plan”). Under the 2015 Plan, options and stock awards for the purchase of up to 3,877,263 shares may be granted by the Compensation Committee of the Board of Directors to our employees, consultants and directors at an exercise or grant price determined by the Compensation Committee of the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2015 Plan allows the grant of restricted or unrestricted stock awards or awards denominated in stock equivalent units or any combination of the foregoing which may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. On September 30, 2016, an aggregate of 1,245,124 shares were available for grant under the 2015 Plan.

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

As of September 30, 2016, there was $4,487 of total unrecognized compensation costs related to non-vested share-based compensation arrangements previously granted by the Company. That cost is expected to be recognized over a weighted-average period of 3.1 years.

A summary of the outstanding common stock options under the 2015 Plan is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, April 1, 2016	2,179,385	$4.81 – 7.72	9.07 years	$5.25
Granted	580,331	5.18 – 6.22	—	5.30
Cancelled	(127,577)	4.92 – 7.53	—	5.38
Expired	(2,164)	6.93	—	6.93
Balance, September 30, 2016	2,629,975	$4.81 – 7.72	8.85 years	$5.30

Of the stock options outstanding, an aggregate of 565,800 are currently exercisable.

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

We follow FASB Accounting Standards Codification (“ASC”) 718, Accounting for Stock Options and Other Stock-Based Compensation. Among other items, ASC 718 requires companies to record the compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our share-based awards include stock options and restricted stock awards. For restricted stock awards, the calculation of compensation expense under ASC 718 is based on the intrinsic value of the grant.

Warrants

As of September 30, 2016, there were warrants to purchase 334,064 shares of common stock outstanding. A summary of the terms of the outstanding warrants as of September 30, 2016 is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, September 30, 2016	334,064	$6.84 – 7.00	1.2	$6.85

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

In connection with the Loan Agreement, Cover-All issued to Imperium a five-year warrant to purchase 1,400,000 shares of Cover-All’s common stock at an exercise price of  $1.48 per share. Cover-All also issued five-year warrants to purchase 42,000 shares, in the aggregate, of Cover-All’s common stock at an exercise price of  $1.48 per share, to Monarch Capital Group, LLC (“Monarch”), which acted as Cover-All’s financial adviser in connection with the loan transaction, and to an officer of Monarch. All the warrants became exercisable on the date of the merger of Cover-All with Majesco. These issued and outstanding warrants to purchase shares of Cover-All common stock were not exercised or cancelled prior to the merger and were assumed by Majesco in accordance with their terms on the same terms and conditions as were applicable to such warrants immediately prior to the merger, with the number of shares subject to, and the exercise price applicable to, such warrants being appropriately adjusted based on the merger exchange ratio of 0.21641. The warrant contains certain anti-dilution adjustment protection in case of certain future issuances of securities, stock dividends, split and other transactions affecting Majesco’s securities. The holder of the warrant is entitled to piggyback registration rights in case of certain registered securities offerings by Majesco.

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

As of September 30, 2016, the total future compensation cost related to non-vested options not yet recognized in the Statement of Operations was $1,740 and the weighted average period over which these awards are expected to be recognized was 3 years. The weighted average remaining contractual life of options expected to vest as of September 30, 2016 is 10 years.

Majesco Limited calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions:

	2016	2015
Weighted-average volatility	51.02%	47.77%
Expected dividends	0.00%	2.56%
Expected term (in years)	6 Years	6 Years
Risk-free interest rate	7.46%	8.70%

The summary of outstanding options of Majesco Limited as of September 30, 2016 is as follows:

	Outstanding and Exercisable	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, September 30, 2016	1,041,634	$0.1 - $3	7.94	1.41
	618,250	$3.1 - $ 6	9.91	5.07
	164,000	$6.1 - $ 7	10.40	8.56

Of the stock options of Majesco Limited outstanding and held by Group employees, an aggregate of 838,572 are currently exercisable.

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

In the three and six months ended September 30, 2016, we accrued $1,765 and $3,092, respectively, in incentive compensation expense in our consolidated financial statements compared to $1,890 and $2,557, respectively, in the three and six months ended September 30, 2015.

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

The ESPP provides employees with the right to purchase shares of common stock through payroll deductions. The total number shares available for purchase under the ESPP is 2,000,000. The ESPP Plan became effective January 1, 2016. As of September 30, 2016, we had issued and sold 35,039 shares under the ESPP.

11.	EARNINGS PER SHARE

The basic and diluted earnings/(loss) per share were as follows:

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015

Net Profit/ (Loss)	$217	$(976)	$(333)	$(894)

Basic weighted average outstanding equity shares	36,474,139	36,451,357	36,462,934	33,657,679

Adjustment for dilutive potential ordinary shares				0
Options under Majesco 2015 Equity Plan	1,912,495	0	0
Dilutive weighted average outstanding equity shares	38,386,634	36,451,357	36,462,934	33,657,679

Earnings per share:
Basic	$0.01	$(0.03)	$(0.01)	$(0.03)
Diluted	$0.01	$(0.03)	(0.01)	$(0.03)

Basic earnings per share amounts are calculated by dividing net income for the three and six months ended September 30, 2016 and 2015 attributable to common shareholders by the weighted average number of ordinary shares outstanding during the same periods.

Diluted earnings per share amounts are calculated by dividing the net income attributable to common shareholders by the sum of the weighted average number of ordinary shares outstanding during the three and six months periods plus the weighted average number of common shares that would be issued on the conversion of all the dilutive potential common shares into common shares.

The calculation of diluted earnings per share excluded 575,816 and 2,629,975 shares and options, respectively, for the three and six months ended September 30, 2016 and 2,302,118 and 2,302,118 shares and options, respectively, for the three and six months ended September 30, 2015 granted to employees, as their inclusion would have been antidilutive.

12.	RELATED PARTIES TRANSACTIONS

The following tables summarize the liabilities to related parties:

	As of September 30, 2016	As of March 31, 2016

Reimbursable expenses payable to Majesco Limited (1)	$949	$927
	$949	$927

(1)

The reimbursable expenses payable at September 30, 2016 and March 31, 2016 consist of various expenses which are recurring in nature such as air travel, travel insurance and employee stock option charges of Majesco Limited.

Leases

MSSIPL entered into an operating lease for its operation facilities in Mahape, India, as lessee, with Majesco Limited, Majesco’ s parent company, as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $1,218. The lease is effective June 1, 2015 and expires on May 31, 2020.

MSSIPL also entered into a lease for facilities for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is $289. The lease is effective June 1, 2015 and expires on May 31, 2020. MSSIPL has also entered into a supplementary lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is $111. The lease is effective April 1, 2016 and expires on May 31, 2020.

MSSIPL also entered into a lease for facilities for its operations in Ahmedabad, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is $2. The lease was renewed in December 1, 2015 for a new term ending on October 31, 2016. We have extended the lease to December 31, 2016.

	As of September 30, 2016	As of March 31, 2016
Security deposits paid to Majesco Limited by MSSIPL for use of Mahape premises	$630	$634
Security deposits paid to Mastek Ltd. by MSSIPL for use of Pune premises	$162	$163
Security deposits paid to Mastek Ltd. by MSSIPL for use of Ahmedabad premises	$1	$1

Rental expenses paid by MSSIPL to Majesco Limited for use of premises for the three and six months ended September 30, 2016 were $315 and $630, respectively. Rental expenses paid by MSSIPL to Mastek Ltd. for use of premises for the three and six months ended September 30, 2016 were $149 and $221, respectively.

Joint Venture Agreement

On September 24, 2015, MSSIPL and Mastek (UK) Limited, a wholly owned subsidiary of Mastek Ltd. (“Mastek UK”), entered into a Joint Venture Agreement (the “Joint Venture Agreement”) pursuant to which the two companies agreed to work together to deliver services to third parties under the terms of the Joint Venture Agreement, which services comprise the delivery of development, integration and support services to third parties by use of Mastek Ltd.’s development, integration and support methodologies and tools. The Joint Venture Agreement is effective September 24, 2015 and will remain in force, unless terminated by either party upon three months’ notice in writing to the other of its intention to terminate the Joint Venture Agreement. The consideration for each party’s performance of its obligations under the Joint Venture Agreement is the performance of the other’s obligations under the same agreement, being services to the other. The services comprise in the case of Mastek Ltd., Mastek Ltd.’s development, integration and support methodologies and tools and business development services. In the case of MSSIPL, the services comprise the provision of leading edge technical expertise and advice. The parties will also exchange technical, business and other information.

Purchase of Singapore Subsidiary

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

Services Agreements

On December 2, 2015, Majesco UK Limited, a company registered in England and Wales wholly owned by Majesco (“Majesco UK”), entered into a Services Agreement with Mastek UK, pursuant to which Mastek UK provides certain corporate and operational support services to Majesco UK, including managed office accommodation and facilities; managed office IT infrastructure and networks; and corporate support services, insurance coverage and subscription to professional associations and publications. The charges for these core services consist of a monthly charge of 13,000 UK Pounds (USD $20,000) and a pass through of actual costs of providing the services. Any support services by Mastek UK staff not included in the core services is charged on a basis to be determined separately between both parties but before provision of such services. Either party may at any time, by notice in writing to the other party, terminate this agreement for breach or if the other party becomes subject to insolvency issues. Either party for any reason or no reason may also terminate this agreement by providing the other party written notice of the termination ninety (90) days in advance. The Services Agreement contains customary representations, warranties and indemnities of the parties. The effective date of this Services Agreement is January 1, 2015. Majesco UK paid Mastek UK under the Services Agreement for the three and six months ended September 30, 2016 $51 and $107, respectively.

On March 1, 2016, Majesco, and Digility Inc., a Delaware corporation (“Digility”) wholly-owned by Mastek UK, entered into a Services Agreement, pursuant to which Majesco will provide certain management and operational support services to Digility, including managed office accommodation and facilities, managed office IT infrastructure and networks, and corporate support services. The charges for these services consist of an initial set-up fee of  $1,000, a monthly fee of  $3,750 and a pass through of actual costs of providing the services incurred in excess of the monthly fee. Either party may at any time, by notice in writing to the other party, terminate the Services Agreement for breach or if the other party becomes subject to insolvency issues. Either party for any reason or no reason may terminate the Services Agreement by providing the other party written notice of the termination thirty (30) days in advance. The Services Agreement contains customary representations, warranties and indemnities of the parties. The effective date of the Services Agreement is March 1, 2016.

On August 2, 2016, Majesco Limited and MSSIPL entered into a master service agreement, effective as of June 30, 2016. Pursuant to which MSSIPL will provide software development services to Majesco Limited. Under this agreement, MSSIPL will charge Majesco Limited cost plus a margin for the services rendered.

Sublease

On March 1, 2016, Majesco and Digility entered into a Sublease Agreement (the “Sublease Agreement”), pursuant to which Majesco sublets the premises located on the first floor of 685 Route 202/206, Bridgewater, New Jersey to Digility. Digility will pay monthly $1,200 for rent to Majesco during the term of the Sublease Agreement. Digility will also reimburse Majesco for any costs charged by the landlord, Route 206 Associates, a New Jersey partnership, for additional services requested by Digility. The term of the Sublease Agreement commenced on March 1, 2016 and will expire on July 31, 2017, unless terminated at an earlier date. Either party for any reason or no reason may terminate the Sublease Agreement by providing the other party written notice of the termination thirty (30) days in advance. The Sublease Agreement contains customary representations, warranties and indemnities of the parties

Guarantee

During the three and six months ended September 30, 2016, Majesco paid $76 and $286, respectively, to Majesco Limited as arrangement fees and guarantee commission for the guarantee given by Majesco Limited to HSBC and ICICI Bank for the facilities taken by Majesco and its subsidiaries.

Intellectual Property License

On August 2, 2016, Majesco Limited and MSSIPL entered into a Memorandum of Understanding (the “MOU”) pursuant to which MSSIPL granted Majesco Limited a perpetual, royalty-free right to use the intellectual property rights of MSSIPL in “Elixir”, including any improvements and upgrades, in connection with Majesco Limited’s India insurance business.

13.	STOCKHOLDERS EQUITY

Majesco’s amended and restated certificate of incorporation allows it to issue 50,000,000 shares of preferred stock. The preferred stock may be issued in one or more series with such rights, preferences and privileges and restrictions as the board of directors of Majesco may determine from time to time. Presently, Majesco does not have plans to issue any shares of preferred stock.

14.	SEGMENT INFORMATION

The Group operates in one segment as software solutions provider for the insurance industry. The Group’s chief operating decision maker (the “CODM”) is its Chief Executive Officer. The CODM manages the Group’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Group’s financial performance, the CODM reviews all financial information on a consolidated basis. A majority of the Group’s principal operations and decision-making functions are located in the United States

The following table sets forth revenues by country based on the billing address of the customer:

	Three months ended September 30. 2016	Three months ended September 30. 2015	Six months ended September 30. 2016	Six months ended September 30. 2015

USA	$26,813	$24,707	$55,534	$43,676
UK	2,311	2,122	4,695	4,086
Canada	675	352	1,015	1,218
Malaysia	916	975	1,675	2,125
Thailand	-	-	-	-
Others	331	52	681	266
	$31,046	$28,208	$63,600	$51,371

The following table sets forth the Group’s property and equipment, net by geographic region:

	As of September 30, 2016	As of March 31, 2016
USA	$1,714	$1.668
India	2,145	1,788
Canada	-	-
UK	4	5
Malaysia	2	1
	$3,865	$3,462

We provide a significant volume of services to a number of significant customers. Therefore, the loss of a significant customer could materially reduce our revenues. The Group had no customer and one customer for the three and six months ended September 30, 2016, and one customer and one customer for the three and six months ended September 30, 2015 that accounted for 10% or more of total revenue. The Group had one customer as of September 30, 2016 and no customer as of September 30, 2015 that accounted for 10% or more of total accounts receivables and unbilled accounts receivable. Presented in the table below is information about our major customers:

	Three months ended September 30, 2016		Three months ended September 30, 2015
	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$2,648	9%	$2,792	10%
Accounts receivables and unbilled accounts receivable	$2,397	10%	$946	3%
Customer B
Revenue	$2,155	7%	$1,603	6%
Accounts receivables and unbilled accounts receivable	$502	2%	$1,355	5%

	Six months ended September 30, 2016		Six months ended September 30, 2015
	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$6,346	10%	$4,364	8%
Accounts receivables and unbilled accounts receivable	$2,397	10%	$946	3%
Customer B
Revenue	$3,773	6%	$2,969	6%
Accounts receivables and unbilled accounts receivable	$502	2%	$1,355	5%

15.	COMMITMENTS

Capital Commitments

The Group had outstanding contractual commitments of $1,024 and $842 as of September 30, 2016 and March 31, 2016, respectively, for capital expenditures relating to the acquisition of property, equipment and new network infrastructure.

Operating Leases

The Group leases certain office premises under operating leases. Many of these leases include a renewal option on a periodic basis at the Group’s option, with the renewal periods ranging from 2 – 5 years. Rental expense for operating leases amounted to $902 and $1,666 for the three and six months ended September 30, 2016, respectively, compared to $678 and $1,096 for the three and six months ended September 30, 2015, respectively. The schedule for future minimum rental payments over the lease term in respect of operating leases is set out below.

Quarter ended September 30	Amount
2017	$1,710
2018	2,894
2019	2,851
2020	2,907
2021	713
Beyond 5 years	985
Total minimum lease payments	$12,060

Facility Leases

Our subsidiary in India, MSSIPL, has entered into a lease for its operations in Mahape, India, as lessee, with Majesco Limited as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is approximately $1,218. The lease is effective June 1, 2015 and expires on May 31, 2020. MSSIPL paid Majesco Limited $315 and $630, respectively, in rent under the lease during the three and six months ended September 30, 2016 and NIL and NIL, respectively, during the three and six months ended September 30, 2015. MSSIPL may terminate the lease after three years with six months’ prior written notice to Majesco Limited. Majesco Limited may terminate the lease after five years with six months’ prior written notice to MSSIPL.

MSSIPL also entered into a lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is $289. The lease is effective June 1, 2015 and expires on May 31, 2020. MSSIPL paid Mastek Ltd. $121 and $165, respectively, in rent under the lease during the three and six months ended September 30, 2016 and $NIL and $NIL, respectively, in rent under the lease during the three and six months ended September 30, 2015. MSSIPL may terminate the lease after three years with six months’ prior written notice to Mastek Ltd. Mastek Ltd. may terminate the lease after five years.

MSSIPL has also entered into a supplementary lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is $111. The lease is effective April 1, 2016 and expires on May 31, 2020. MSSIPL paid Mastek Ltd. $28 and $55, respectively, in rent under the lease during the three and six months ended September 30, 2016 and $NIL and $NIL, respectively, in rent under the lease during the three and six months ended September 30, 2015. MSSIPL may terminate the lease after three years with six months’ prior written notice to Mastek Ltd. Mastek Ltd. may terminate the lease after five years.

MSSIPL also entered into a lease for its operations in Ahmedabad, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is expected to be $2. The lease was renewed in December 1, 2015 for a new term ending on October 31, 2016. MSSIPL paid Mastek Ltd. $0.50 and $1, respectively, during the three and six months ended September 30, 2016 and NIL and NIL, respectively, during the three and six months ended September 30, 2015. Either party may terminate the lease with 30 days’ prior written notice to the other party.

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

The following table summarizes the consideration paid to Mastek Ltd. and the amounts of identified assets acquired and liabilities assumed at the effective date:

The changes in the varying amount of goodwill are as follows:

Changes in carrying amount of the goodwill

	As of September 30, 2016	As of March 31, 2016

Opening value	$32,275	$14,196
Addition of goodwill related to acquisition	0	18,079
Addition on account of currency fluctuation	3	0
Closing value	$32,278	$32,275

No impairment loss has been recognized on goodwill.

Details of identifiable intangible assets acquired are as follows:

	Weighted average amortization period (in years)	Amount assigned	Residual value
Customer contracts	3	$2,410	-
Customer relationships	8	4,460	-
Technology	6	3,110	-
Total	6	$9,980	-

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

The unaudited pro-forma information for the periods set forth below gives effect to 2015 transactions as if they had occurred as of April 1, 2015. Majesco has a fiscal year-end of March 31st and Cover-All has a fiscal year-end of December 31st. The unaudited pro-forma financial information for the three and six months ended September 30, 2015 reflects the statement of operations of Majesco for the three and six months ended September 30, 2015 and Cover-All for the three and six months ended September 30, 2015.

The unaudited pro-forma financial information is presented for illustrative purposes only, and is not necessarily indicative of the financial condition or results of operations of future periods or the financial condition or results of operations that actually would have been realized had the entities been combined during the periods presented.

The following unaudited pro-forma summary presents consolidated information of Majesco as if the business combination had occurred on April 1, 2015:

	Unaudited Pro forma three months ended September 30, 2015	Unaudited Pro forma Six months ended September 30, 2015
Revenue	$28,208	$56,427
Net Income (Loss)	$(976)	$(693)

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

You should read the following discussion together with “Selected Financial and Other Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2016 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes for the quarter ended September 30, 2016 included in Part I, Item I of this report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.

All US dollar currency amounts in this MD&A are in thousands unless indicated otherwise. Except where the context requires otherwise, references in this MD&A to “Majesco,” “we” or “us” are to Majesco and its subsidiaries on a worldwide consolidated basis after giving effect to the Majesco Reorganization.

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

Overview

We are a global provider of core insurance software, consulting and services for business transformation for the insurance industry. We operate in the United States, India, Canada, the United Kingdom, Malaysia, Thailand, Singapore and Mexico. We offer core insurance software solutions for P&C, L&A and pensions group / employee benefits providers, allowing them to manage policy administration, claims management and billing management capabilities. In addition, we offer a variety of other technology-based solutions that are designed to enable organizations to automate and innovate business processes across the end-to-end insurance value chain and comply with policies and regulations across their organizations. Our solutions enable customers to respond to evolving market needs and regulatory changes, while improving the efficiency of their core operations, thereby increasing revenues and reducing costs.

Long-term, strong customer relationships are a key component of our success given the long-term nature of our contracts, opportunity for deeper relationships with our portfolio of solutions and the importance of customer references for new sales. Our customers range from some of the largest global tier one insurance carriers in the industry to startups, greenfields, and mid-market insurers, including specialty, mutual and regional carriers. As of September 30, 2016, we served approximately 150 insurance customers on a worldwide basis.

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

Three Months Ended September 30, 2016 Highlights

A few of our highlights of our three months ended September 30, 2016 were:

•	Revenues of $31.1 million with a gross profit of 49.8%;

•	$4.5 million (14.6% of revenue) in research and development expenses;

•	$10.7 million (34.3% of revenue) in sales, general and administrative expenses;

•	Net profit of $0.2 million; and

•	Adjusted EBITDA of $1.7 million, representing 5.50% of revenue.

Six Months Ended September 30, 2016 Highlights

A few of our highlights of our six months ended September 30, 2016 were:

•	Revenues of $63.6 million with a gross profit of 47.5%;

•	$9.1 million (14.2% of revenue) in research and development expenses;

•	$21.3 million (33.5% of revenue) in sales, general and administrative expenses;

•	Net loss of $0.3 million; and

•	Adjusted EBITDA of $2.7 million, representing 4.26% of revenue.

Use of Non-GAAP Financial Measures

In evaluating our business, we consider and use EBITDA as a supplemental measure of operating performance. We define EBITDA as earnings before interest, taxes, depreciation and amortization. We present EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We define Adjusted EBITDA as EBITDA before one-time non-recurring exceptional costs related to the merger with Cover-All and the listing of the Majesco common stock on the NYSE MKT in connection with the merger, and stock based compensation.

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

For an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three and six months ended September 30, 2016 and September 30, 2015, see “— Results of Operations — Three and Six Months Ended September 30, 2016 Compared to Three and Six Months Ended September 30, 2015”.

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

Inflation

Although we cannot accurately determine the amounts attributable thereto, our net revenues and results of operations have been affected by inflation experienced in the U.S., India and other economies in which we operate through increased costs of employee compensation and other operational expenses during the three and six months ended September 30, 2016 and September 30, 2015. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. However, there can be no assurance that we will be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

We recognize some license revenue upon delivery, provided that collection is determined to be probable and no significant obligations remain. Some license revenues are not accounted separately from software services revenues as professional services are essential to the software functionality and include significant modification or customization to or development of the underlying software code. Since these software arrangements do not qualify as a separate unit of accounting, the software license revenues are recognized using the percentage of completion method. When contracts contain multiple software and software-related elements (for example, software license, and maintenance and professional services) wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for post-contract customer support services is established by a stated renewal rate charged in stand-alone sales. VSOE of fair value of hosting services is based upon stand-alone sales of those services. Revenue from support services is recognized ratably over the life of the contract. Revenue from professional consulting services is recognized when the service is provided.

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

Non-compete agreements	3 years

Leasehold benefits	7 years

Internal-use Software	1-5 years

Customer contracts	1 year

Customer relationships	6 years

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

Results of Operations

Three and Six Months Ended September 30, 2016 Compared to Three and Six Months Ended September 30, 2015

The following table summarizes our consolidated statements of operations for the three and six months ended September 30, 2016 and September 30, 2015, including as a percentage of revenues:

Statement of Operations Data

	Three Months Ended
(U.S. Dollars; dollar amounts in thousands):	September 30, 2016%		September 30, 2015%
Total Revenues	$31,046		$28,208
Total cost of revenues	15,589	50%	15,777	56%
Total gross profit	15,457		12,431
Operating expenses:
Research and development expenses	4,532	15%	4,238	15%
Selling, general and administrative expenses	10,654	34%	9,496	34%
Restructuring costs	-		237
Total operating expenses	15,186		13,971
Income from operations	271		(1,540)
Interest income	10		(0)
Interest expense	(134)		(73)
Other income (expenses), net	16		239
Income/(Loss) before provision for income taxes	163		(1,374)
Income taxes (benefit)	(54)		(398)
Net income (loss)	$217	1%	$(976)	(3)%

	Six Months Ended
(U.S. Dollars; dollar amounts in thousands):	September 30, 2016%		September 30, 2015%
Total Revenues	$63,600		$51,371
Total cost of revenues	33,391	53%	27,884	54%
Total gross profit	30,209		23,487
Operating expenses:
Research and development expenses	9,060	14%	7,389	14%
Selling, general and administrative expenses	21,313	34%	17,082	33%
Restructuring costs	-		465
Total operating expenses	30,373		24,936
Income from operations	(164)		(1,449)
Interest income	18		10
Interest expense	(342)		(128)
Other income (expenses), net	14		375
Income/(Loss) before provision for income taxes	(474)		(1,192)
Income taxes (benefit)	(141)		(298)
Net income (loss)	$(333)	(1)%	$(894)	(2)%

The following table represents revenues by each subsidiary and corresponding geographical region:

	Three Months Ended
(U.S. Dollars; dollar amounts in thousands):	September 30, 2016%		September 30, 2015%
Geography: North America
Legal Entity
Majesco	$6,950	23%	$5,970	21%
Majesco Software and Solutions Inc.	13,025	42%	12,520	45%
Vector Insurance Services, LLC(1)	-	-	-	-
Majesco Canada Ltd., Canada	675	2%	352	1%
Cover-All Systems Inc.	6,838	22%	6,217	19%
	$27,488	89%	$25,059	89%
Geography: The United Kingdom
Legal Entity
Majesco UK Limited, UK	$2,311	7%	$2,122	8%
Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$916	3%	$975	3%
Majesco (Thailand) Co. Ltd., Thailand
Mastek Asia Pacific Pte. Ltd. Singapore(1)	21	-	-	-
Majesco Software and Solutions India Private Limited, India	310	1%	52	-
	$1,247	4%	$1,027	4%
Total Revenues	$31,046		$28,208

	Six Months Ended
(U.S. Dollars; dollar amounts in thousands):	September 30, 2016%		September 30, 2015%
Geography: North America
Legal Entity
Majesco	$14,785	23%	$11,063	22%
Majesco Software and Solutions Inc.	26,464	42%	26,396	51%
Vector Insurance Services, LLC(1)	-	-	-	-
Majesco Canada Ltd., Canada	1,015	2%	1,218	2%
Cover-All Systems Inc.	14,285	22%	6,217	14%
	$56,549	89%	$44,894	87%

Geography: The United Kingdom
Legal Entity
Majesco UK Limited, UK	$4,695	7%	$4,086	8%

Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$1,675	3%	$2,125	4%
Majesco (Thailand) Co. Ltd., Thailand	-	-	-	-
Majesco Asia Pacific Pte. Ltd., Singapore	60	1%
Majesco Software and Solutions India Private Limited, India	621	1%	266	1%
	$2,356	4%	$2,391	5%
Total Revenues	$63,600		$51,371

(1) Mastek Asia Pacific Ptd Ltd. was acquired on November 1, 2015.

Revenues

Revenues for the three months ended September 30, 2016 were $31,046 compared to $28,208 for the three months ended September 30, 2015 reflecting an increase of 10.06%. The increase in revenues was primarily driven by expanding relationships with our current P&C customer base during the quarter.

Revenues for the six months ended September 30, 2016 were $63,600 compared to $51,371 for the six months ended September 30, 2015 reflecting an increase of 23.91%. The increase in revenues was primarily due to higher sales to P&C carriers in both IP as well as solution based services and the revenue contribution from the business of Agile and Cover-All.

Gross Profit

Gross profit was $15,457 for the three months ended September 30, 2016 compared with $12,431 for the three months ended September 30, 2015, an increase of 24.34%. The increase in gross profit is primarily due to the combination of a change in revenue mix, the transition of outsourced services to in house resources and an emphasis on operating efficiencies which is beginning to show results. Gross profit percentage for the three months ended September 30, 2016 increased to 49.8% from 44% for the three months ended September 30, 2015.

Gross profit was $30,209 for the six months ended September 30, 2016 compared with $23,487 for the six months ended September 30, 2015, an increase of 28.62%. The increase in gross profit is primarily due to the combination of a higher revenue base and an emphasis on operating efficiencies. Gross profit percentage for the six months ended September 30, 2016 increased to 47.5% from 46% for the six months ended September 30, 2015.

Salaries and consultant fees were $ 9,177 for the three months ended September 30, 2016 compared to $12,451 for the three months ended September 30, 2015. This represents a decrease of 26.3% in salaries and consultant fees. We had 2,110 and 2,062 technical and technical support employees as of September 30, 2016 and 2015, respectively. As a percentage of revenues, salaries and consultant fees decreased from 44.14% for the three months ended September 30, 2015 to 30% for the three months ended September 30, 2016.

Salaries and consultant fees were $19,742 for the six months ended September 30, 2016 compared to $19,918 for the six months ended September 30, 2015. This represents a decrease of 1% in salaries and consultant fees. As a percentage of revenues, salaries and consultant fees decreased from 38.77% for the six months ended September 30, 2015 to 31.04% for the six months ended September 30, 2016.

Operating Expenses

Operating expenses were $15,186 for the three months ended September 30, 2016 compared to $13,971 for the three months ended September 30, 2015. The increase in operating expenses was primarily due to an increase in selling, general and administrative expenses of $1,158 and an increase in research and development costs of $294, offset by a decrease in restructuring costs of $237 due to the consummation of the Majesco Reorganization. The increase in selling, general and administrative expenses was mainly due to investments in our sales and marketing efforts. As a percentage of revenues, operating expenses decreased to 49% for the three months ended September 30, 2016 from 50% for the three months ended September 30, 2015. The decrease in operating expenses as a percentage of revenues was a result of increased overall efficiency in operating costs

Operating expenses were $30,373 for the six months ended September 30, 2016 compared to $24,936 for the six months ended September 30, 2015. The increase in operating expenses was primarily due to an increase in selling, general and administrative expenses of $4,231 and an increase in research and development costs of $1,671, offset by a decrease in restructuring costs of $465 due to the consummation of the Majesco Reorganization. The increase in selling, general and administrative expenses was mainly due to investments in our sales and marketing efforts and the addition of the Cover-All business. As a percentage of revenues, operating expenses decreased to 47% for the six months ended September 30, 2016 from 49% for the six months ended September 30, 2015. The decrease in operating expenses as a percentage of revenues was a result of overall efficiency in operating costs.

Income from Operations

Income (Loss) from operations was $271 for the three months ended September 30, 2016 compared to ($1,540) for the three months ended September 30, 2015. As a percentage of revenues, net profit from operations was 1% for the three months ended September 30, 2016 compared to net loss of 5% for the three months ended September 30, 2015 because of higher revenue, the transition of outsourced services to in house resources and an emphasis on operating efficiencies which is beginning to show results.

Income (Loss) from operations was ($164) for the six months ended September 30, 2016 compared to ($ 1,449) for the six months ended September 30, 2015. As a percentage of revenues, net loss from operations was 0.3% for the six months ended September 30, 2016 compared to net loss of 3% for the six months ended September 30, 2015 because of higher revenue and an emphasis on operating efficiencies.

Other Income

Other income (net) was $16 for the three months ended September 30, 2016 compared to $239 for the three months ended September 30, 2015. The decrease is mainly due to a currency exchange loss in the three months ended September 30, 2016.

Other income (net) was $14 for the six months ended September 30, 2016 compared to $375 for the six months ended September 30, 2015. The decrease is mainly due to a currency exchange loss in the six months ended September 30, 2016.

Tax provision

We recognized income tax provision / (benefit) of ($54) and ($141) for the three and six months ended September 30, 2016 and recognized income tax provision/(benefit) of ($398) and ($298) for the three and six months ended September 30, 2015. The benefit during the quarter is mainly on account of the creation of deferred tax assets on the losses during the quarter ended September 30, 2016.

The effective tax rate of (33%) and 30% respectively, for the three and six months ended September 30, 2016 differs from the statutory US federal income tax rate of 39.3% mainly due to stock based compensation, R&D credit, the impact of different tax jurisdictions and under accruals of prior periods.

Net Income

Net profit was $217 for the three months ended September 30, 2016 compared to net loss of $976 for the three months ended September 30, 2015. Net profit per share, basic and diluted, was $0.01 and $0.01, respectively, for the three months ended September 30, 2016 compared to net loss per share, basic and diluted, of 0.03 and $0.03, respectively, for the three months ended September 30, 2015.

Net loss was $333 for the six months ended September 30, 2016 compared to net loss of $894 for the six months ended September 30, 2015. Net loss per share, basic and diluted, was $0.01 and $0.01, respectively, for the six months ended September 30, 2016 compared to net loss per share, basic and diluted, of $0.03 and $0.03, respectively, for the six months ended September 30, 2015.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP metric, was $1,708 and $2,707 for the three and six months ended September 30, 2016 compared to $56 and $1,258 for the three and six months ended September 30, 2015.

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three and six months ended September 30, 2016 and the three and six months ended September 30, 2015:

	Three Months ended		Six Months Ended
(U.S. dollars, in thousands):	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net Income (loss)	$217	$(976)	$(333)	$(894)

Provision (benefit) for income taxes	(54)	(398)	(141)	(298)
Depreciation and amortization	1,125	1,070	2,237	1,953
Interest expense	134	73	342	128
Less:
Interest income	(10)	0	(18)	(10)
Other income (expenses), net	(16)	(239)	(14)	(375)
EBITDA	$1,396	$(470)	$2,073	$504
Add:
Restructuring costs	0	237	0	465
Stock-based compensation	312	289	634	289
Adjusted EBITDA	1,708	56	2,707	1,258
Revenue	31,046	28,208	63,600	51,371
Adjusted EBITDA as a % of Revenue	5.50%	0.20%	4.26%	2.45%

Liquidity and Capital Resources

Our cash and cash equivalent and short term investments position was $13,343 at September 30, 2016 and $5,947 at September 30, 2015.

Net cash generated by operating activities was $5,621 for the six months ended September 30, 2016 and $(8,175) for the six months ended September 30, 2015. We had accounts receivable of  $16,469 at September 30, 2016 and $22,503 at March 31, 2016. The overall net debt position has reduced by $3.9 million with improved collections during the six months ended September 30, 2016. Days outstanding are down to 35 days at the end of September 30, 2016 as compared to 96 days at the end of March 31, 2016

Net cash used by investing activities amounted to $(3,325) for the six months ended September 30, 2016 compared to cash generated of $2,185 for the six months ended September 30, 2015 primarily due to the purchase of property, equipment and intangible assets during the six months ended September 30, 2016. During the six months ended September 30, 2015, cash generated by investing activities increased by $2,990 due to our acquisition of Cover-All.

Net cash generated by financing activities was $3,180 for the six months ended September 30, 2016, compared to net cash generated by financing activities of $5,272 for the six months ended September 30, 2015 mainly due to increased borrowings under our secured PCFC facility, working capital line of credit and term loan.

We believe that our cash flows from operations and available borrowings are sufficient to meet our liquidity requirements for the next 12 months, including capital expenditures.

Financing Arrangements

On March 25, 2011, we entered into a secured revolving working capital line of credit facility with ICICI Bank Limited (“ICICI”) under which the maximum borrowing limit is $5,000. The interest rate on the credit facility at March 31, 2016 was three-month LIBOR plus 350 basis points and increased to three-month LIBOR plus 375 basis points with the second extension of this facility described below. The interest rate was 4.59% at September 30, 2016 and 4.13% at March 31, 2016. In case of unhedged foreign currency exposure, ICICI reserves the right to increase the pricing of this facility. The credit facility is guaranteed by Mastek Ltd. subject to the terms and conditions set forth in the guarantee. The credit facility initially matured on November 11, 2015.

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

This facility is secured by a continuing first priority lien on and security interest in, among other things, all of Majesco’s personal property and assets (both tangible and intangible), including accounts receivable, cash, certificated and uncertificated securities and proceeds of any insurance or indemnity payable to us with respect to the collateral. This facility contains financial covenants, as well as restrictions on, among other things, our ability to incur debt or liens; make loans and investments; enter into mergers, acquisitions and other business combinations; engage in asset sales; or amend our governing documents. This facility also restricts us from paying dividends upon and during the continuation of an event of default.

As of September 30, 2016, we had $5,000 of borrowings outstanding, and were in compliance with all covenants, under this facility.

On June 30, 2015, our subsidiary, MSSIPL, entered into a secured Pre Shipment in Foreign Currency and Post Shipment in Foreign Currency (“PCFC”) facility with YES Bank under which we may request 3 months pre-export advances and advances against export collection bills. The maximum borrowing limit is 300 million Indian rupees (or approximately $4,525 at the exchange rate in effect on September 30, 2016. The interest rate on this PCFC facility is LIBOR plus 275 basis points. The interest rate on this PCFC facility is determined at the time of each advance. This PCFC facility is secured by a first pari passu charge over the current assets of MSSIPL. Excess outstanding beyond 100 million Indian rupees is to be backed by 100% goodwill fixed deposit receipts in MSSIPL or Majesco Limited. As of September 30, 2016, we had $2,000 of borrowings outstanding under this PCFC facility bearing interest at 3.48% and were in compliance with the terms of this facility. On September 27, 2016, MSSIPL extended this PCFC facility to June 17, 2017.

On July 27, 2015, MSSIPL entered into a Credit Arrangement Letter with ICICI for packing credit in foreign currency and post-shipment credit in foreign currency. Under this facility, MSSIPL may borrow up to 150 million Indian Rupees (approximately $2,252 at the exchange rate on September 30, 2016) in short term borrowings for working capital, including software and related services. This facility expired on July 8, 2016 and was not renewed.

On August 28, 2015, MSSIPL entered into a Facility Letter with Standard Chartered Bank for pre-shipment financing and overdraft facilities. Under this facility, MSSIPL may borrow up to 50 million Indian Rupees (approximately $751 at the exchange rate on September 30, 2016) in short term borrowings. This facility expired on August 28, 2016 and was not renewed.

On March 23, 2016, we entered into a Loan Agreement (the “Loan Agreement”) with HSBC Bank USA, National Association (“HSBC”) pursuant to which HSBC agreed to extend loans to us in the amount of up to $10,000 and we issued a promissory note to HSBC in the maximum principal amount of  $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). The outstanding principal balance of the loan bears interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest will be payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of  $1,666.67 shall be due and payable semi-annually. All principal and interest outstanding under the Note shall be due and payable on March 1, 2021. The Facility is unsecured and supported by a letter of credit issued by a bank of $10,000, which is secured by a cash pledge of our parent company, Majesco Limited. As of September 30, 2016, we had $10,000 outstanding under this Facility.

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

Contractual Obligations

In the normal course of our business, we are party to a variety of contractual obligations as summarized in our Annual Report. These contractual obligations are considered by us when assessing our liquidity requirements. There have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business. We had borrowed $2,000 under the PCFC facility, $5,000 under working capital line with ICICI and $10,000 under our term loan with HSBC at September 30, 2016 from $4,651, $2,300 and $6,800, respectively, on March 31, 2016.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and investments. We do not use derivative financial instruments to hedge our interest rate exposure. Our cash and cash equivalents and investments as of September 30, 2016 were $10,795 and $2,548, respectively.

We invest primarily in highly liquid, money market funds and bank fixed deposits. Because of the short-term nature of the majority of the interest-bearing securities we hold, we believe that a 10% fluctuation in the interest rates applicable to our cash and cash equivalents and investments would not have a material effect on our financial condition or results of operations.

The rate of interest on our working capital line with ICICI, our PCFC facility and our term loan with HSBC which were in effect as of September 30, 2016, are variable and are based on LIBOR plus a fixed margin. As of September 30, 2016, we had $5,000 and $2,000 in borrowings outstanding under our working capital line with ICICI and PCFC facility, respectively. As of September 30, 2016, we had borrowed $10,000 under our term loan with HSBC. We believe that a 10% fluctuation in the interest rates applicable to our borrowings would not have a material effect on our financial condition or results of operations.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. However, payments to us by customers outside the U.S. are generally made in the local currency. Accordingly, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Indian rupee, British pound, Thai baht, Malaysian ringgit, Singapore dollar and Mexican peso. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

We generated approximately 11.46% and 12.41%, respectively, of our gross revenues outside of the United States for the three months ended September 30, 2016 and 2015 compared to 11.09% and 14.98%, respectively, for the six months ended September 30, 2016 and 2015. The effect of foreign exchange rate changes on cash and cash equivalents resulted in a gain of $79 and a gain of $248 for the three months ended September 30, 2016 and September 30, 2015, respectively, compared to a gain of $ 201 and a loss of $(4) for the six months ended September 30, 2016 and September 30, 2015, respectively. For the three months ended September 30, 2016 and September 30, 2015, we had a foreign exchange gain/(loss) of approximately $(18.62) and $85.54, respectively, compared to a foreign exchange gain of approximately $3.51 and $179.29, respectively, for the six months ended September 30, 2016 and September 30, 2015.

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

The aggregate contracted U.S. dollar principal amounts of foreign exchange forward contracts (sell) outstanding as of September 30, 2016 amounted to $3,690. The outstanding forward contracts as of September 30, 2016 mature between 1 month to 12 months. As of September 30, 2016, we estimate that $83, net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings within the subsequent 12 months. The outstanding foreign exchange forward contracts in U.S. dollars as of September 30, 2016 are designated as in hedge relationship and there will be no impact on our statement of operations due to a strengthening or weakening of 10% in the foreign exchange rates.

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

	Noncurrent*	Current*	Noncurrent*	Current*
As of September 30, 2016
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$0	$125	$0	$0
Total	$0	$125	$0	$0

*	The noncurrent and current portions of derivative assets are included in ‘Other Assets’ and ‘Prepaid Expenses And Other Current Assets’, respectively, and the noncurrent and current portions of derivative liabilities are included in ‘Other Liabilities’ and ‘Accrued Expenses And Other Liabilities’, respectively in the Consolidated Balance Sheet.

For more information on foreign currency translation adjustments and cash flow hedges and other derivative financial instruments, see Notes 7 and 8 to our consolidated financial statements for the three and six months ended September 30, 2016.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 6.	Exhibits.

Exhibit No.	Description
10.1	Master Services Agreement, dated August 2, 2016, between Majesco Limited and Majesco Software and Solutions India Private Limited (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on August 5, 2016).

10.2	Memorandum of Understanding, dated August 2, 2016, between Majesco Limited and Majesco Software and Solutions India Private Limited (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on August 5, 2016).

10.3	Addendum to Facility Letter between Yes Bank and Majesco Software and Solutions India Pvt. Ltd. dated as of September 27, 2016 (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on October 3, 2016).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and March 31, 2016; (ii) Consolidated Statements of Operations for the three and six months ended September 30, 2016 and 2015 (Unaudited); (iii) Consolidated Statements of Cash Flows for the six months ended September 30, 2016 and 2015 (Unaudited); and (iv) Notes to Consolidated Financial Statements (Unaudited).

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

MAJESCO

Date: November 3, 2016	By:	/s/ Ketan Mehta
Ketan Mehta, President and Chief Executive Officer

Date: November 3, 2016	By:	/s/ Farid Kazani
Farid Kazani, Chief Financial Officer and Treasurer

-38-