Form 10-Q
period 2016-12-31
Majesco
filed 2017-02-02
CIK 1626853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number: 001-37466

Majesco

(Exact Name of Registrant as Specified in Its Charter)

California	77-0309142
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

412 Mount Kemble Ave. Suite 110C
Morristown, NJ	07960
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 17, 2017
Common Stock, $0.002 par value per share	36,498,028 shares

MAJESCO

●   ●   ●   ●   ●   ●   ●   ●   ●   ●

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

Majesco and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	December 31,	March 31,
	2016	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,997	$5,520
Short term investments	1,547	634
Restricted cash	263	257
Accounts receivables, net	15,454	22,503
Unbilled accounts receivable	7,187	7,379
Deferred income tax assets	2,344	1,847
Prepaid expenses and other current assets	5,258	6,195
Total current assets	50,050	44,335
Property and equipment, net	3,963	3,462
Intangible assets, net	8,985	10,483
Deferred income tax assets	3,621	3,586
Other assets	374	480
Goodwill	32,278	32,275
Total Assets	$99,271	$94,621
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Capital lease obligations	$146	$159
Loans from banks	7,200	6,951
Accounts payable	2,625	3,659
Accrued expenses and other liabilities	18,058	16,701
Deferred revenue	10,932	11,200
Total current liabilities	38,961	38,670
Capital lease obligations, net of current portion	32	120
Term loan- bank	10,000	6,800
Other	4,456	3,474
Total Liabilities	$53,449	$49,064
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.002 per share – 50,000,000 shares authorized as of December 31, 2016 and March 31, 2016, NIL shares issued and outstanding as of December 31, 2016 and March 31, 2016	-	-
Common stock, par value $0.002 per share – 450,000,000 shares authorized as of December 31, 2016 and March 31, 2016; 36,498,028 shares issued and outstanding as of December 31, 2016 and 36,451,357 shares issued and outstanding as of March 31, 2016	$73	$73
Additional paid-in capital	70,631	69,505
Accumulated deficit	(24,483)	(24,360)
Accumulated other comprehensive (loss) income	(399)	339
Total stockholders’ equity	45,822	45,557
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,271	$94,621

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Three Months ended December 31, 2016	Three Months ended December 31, 2015	Nine Months ended December 31, 2016	Nine Months ended December 31, 2015
Revenue	$30,012	$29,625	$93,612	$80,996
Cost of revenue	15,310	17,067	48,701	44,951
Gross profit	$14,702	$12,558	$44,911	$36,045

Operating expenses
Research and development expenses	$3,952	$4,244	$13,011	$11,633
Selling, general and administrative expenses	10,558	10,602	31,871	27,684
Restructuring costs	-	-	-	465
Total operating expenses	$14,510	$14,846	$44,882	$39,782
Income/(Loss) from operations	$192	$(2,288)	$29	$(3,737)
Interest income	9	3	27	13
Interest expense	(143)	(113)	(485)	(241)
Other income /(expenses),net	208	(22)	222	353
Income /(Loss) before provision for income taxes	$266	$(2,420)	$(207)	$(3,612)
(Benefit)/Provision for income taxes	57	(1,290)	(84)	(1,588)
Net Income/(Loss)	$209	$(1,130)	$(123)	$(2,024)

Earnings/(Loss) per share:
Basic	$0.01	$(0.03)	$0.00	$(0.06)
Diluted	$0.01	$(0.03)	$0.00	$(0.06)

Weighted average number of common shares outstanding

Basic	36,487,496	36,451,357	36,471,151	34,592,291

Diluted	38,231,104	36,451,357	36,471,151	34,592,291

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)
(All amounts are in thousands of US Dollars)

	Three Months ended December 31, 2016	Three Months ended December 31, 2015	Nine Months ended December 31, 2016	Nine Months ended December 31 , 2015
Net Income/(Loss)	$209	$(1,130)	$(123)	$(2,024)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(309)	25	(679)	(2,236)
Unrealized gains/(loss) on cash flow hedges	(26)	35	(59)	(338)
Other comprehensive income (loss)	$(335)	$60	$(738)	$(2,574)
Comprehensive Income/(loss)	$(126)	$(1,070)	$(861)	$(4,598)

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(All amounts are in thousands of US Dollars)

	Nine Months ended December 31, 2016	Nine Months ended December 31, 2015
Net cash flows from operating activities
Profit / (Loss) after tax	$(123)	$(2,024)
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation on plant, property & equipment	2,827	859
Amortization of intangibles	639	2,086
Stock based compensation	960	504
Profit on sale of assets	(6)	-
Unrealised cash flow hedges	(59)	(338)
Deferred income taxes	(533)	(1,468)
Change in Assets and Liabilities :
Decrease / (increase) in accounts receivable	7,049	(3,581)
Decrease / (increase) in unbilled accounts receivable	192	(582)
Decrease / (increase) in prepaid expenses and other current assets	937	(120)
Decrease / (increase) in other non-current assets	105	(2,159)
Increase / (decrease) in accounts payable	(1,034)	351
Increase in accrued expenses and other liabilities	1,523	1,372
Decrease in deferred revenue	(268)	(1,102)
Increase in other non-current liabilities	983	108
Net cash generated/(used) from operating activities	$13,192	$(6,094)
Net cash flows from investing activities
Purchase of property and equipment	$(1,992)	$(934)
Purchase of intangible assets	(537)	(107)
Proceeds from sale of tangible assets	66	-
Cash (used) from investments	(913)	(599)
Consideration paid on acquisition of Mastek Asia Pacific Pte. Limited	-	(276)
Decrease in restricted cash	(6)	(65)
Cash acquired in business combination	$-	$3,203
Net cash(used)/generated by investing activities	$(3,382)	$1,222
Net cash flows from financing activities
Payment of capital lease obligations	$(102)	$19
Repayment of loans	(9,351)	(18,961)
Receipt of loan proceeds	12,800	26,499
Net cash generated by financing activities	$3,347	$7,557
Effect of foreign exchange rate changes on cash and cash equivalents	(680)	(83)
Net increase in cash and cash equivalents	$12,477	$2,602
Cash and cash equivalents, beginning of the period	5,520	6,262
Cash and cash equivalents at end of the period	$17,997	$8,864

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

Mastek Ltd. maintained benefit and stock-based compensation programs at the parent company level. After the demerger of Mastek Ltd., which became effective on June 1, 2015, the Group employees who participated in those programs were allotted options of Majesco’s parent company, Majesco Limited, in the same proportion in addition to the existing options of Mastek Ltd., which these employees already had. The consolidated Balance Sheets do not include any outstanding equity related to the stock-based compensation programs of Mastek Ltd. but include outstanding equity related to the equity-based compensation programs of Majesco Limited.

b.	Significant Accounting Policies

For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of the Notes to the consolidated financial statements included in our Annual Report. There have been no material changes to our significant accounting policies since the filing of the Annual Report.

c.	Principles of Consolidation

The Group’s consolidated financial statements include the accounts of Majesco and its wholly owned subsidiaries, Cover-All Systems, Inc., Majesco Canada Ltd., Majesco Software and Solutions Inc., Majesco Sdn. Bhd., Majesco UK Limited, Majesco (Thailand) Co., Ltd., Majesco Software and Solutions India Private Limited and Majesco Singapore as of December 31, 2016. All material intercompany balances and transactions have been eliminated in consolidation.

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

In August 2016, the FASB issued Accounting Standards update 2016-15, Statement of Cash Flows (Topic 230) : Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The FASB issued ASU 2016-15 to decrease the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update provide guidance on eight specific cash flow issues. The amendments in the update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The company is currently evaluating the impact of that this updated standard will have on its consolidated financial statements.

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of December 31, 2016 and March 31, 2016:

	As of
	December 31, 2016	March 31, 2016
Assets

Level 2
Derivative financial instruments (included in the following line items in the Condensed Combined balance sheet)
Prepaid expenses and other current assets	$81	$180
Other Assets	$6	-
Accrued expenses and other liabilities	-	(4)
	$87	$176
Level 3
Contingent consideration
Other liabilities	$(274)	$(229)
Accrued expenses and other liabilities	(437)	(364
	$(711)	$(593)
Total	$(624)	$(417)

The following table presents the change in level 3 instruments:

	Three months ended December 31, 2016	Nine months ended December 31, 2016
Opening balance	$(670)	$(593)
Additions	-	-
Total (Losses)/gains recognized in Statement of Operations	(41)	(118)
Settlements	-	-
Closing balance	$(711)	$(711)

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

The total (losses)/gains attributable to contingent consideration payable for the acquisition of the Agile business were $(42),and $(118) for the three and nine months ended December 31, 2016 respectively. The Group paid $1,503 to the sellers of the consulting business of Agile as earn out consideration in the fiscal year ended March 31, 2016.

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

The Group leases vehicles under capital leases which are stated at the present value of the minimum lease payments. The gross stated amounts for such capital leases are $104 and $86 and related accumulated depreciation recorded under capital leases are $45 and $19, respectively, as of December 31, 2016 and March 31, 2016. At the termination of the leases, the Group has an option to receive title to the assets at no cost or for a nominal payment.

Depreciation expenses in respect of assets held under capital leases were $6 and $20 for the three and nine months ended December 31, 2016 compared to $5 and $15 for the three and nine months ended December 31, 2015.

The following is a schedule of the future minimum lease payments under our capital leases, together with the present value of these net minimum lease payments as of December 31, 2016:

Year ended	Amount
2017	$43
2018	119
2019	15
2020	13
2021	7
Total minimum lease payments	$197
Less: Interest portion	19
Present value of net minimum capital leases payments	$178

6.	BORROWINGS

Line of Credit

On March 25, 2011, the Group entered into a secured revolving working capital line of credit facility with ICICI Bank Limited (“ICICI”) under which the maximum borrowing limit is $5,000. The interest rate on the credit facility at March 31, 2016 was three-month LIBOR plus 350 basis points and increased to three-month LIBOR plus 375 basis points with the second extension of this facility described below. The interest rate was 4.68% at December 31, 2016 and 4.13% at March 31, 2016. In case of unhedged foreign currency exposure, if any, ICICI reserves the right to increase the pricing of this facility. The credit facility is guaranteed by Mastek Ltd., subject to the terms and conditions set forth in the guarantee. The credit facility initially matured on November 11, 2015. On November 20, 2015, the Group extended this line of credit to February 11, 2016. The facility was further extended to May 9, 2016 and again extended to May 15, 2017. Majesco paid a processing fee of  $12.50 in connection with the second extension and a processing fee of  $50.83 in connection with the third extension. In connection with these extensions of the Majesco line of credit, Mastek Ltd. also extended its guarantee of such line of credit. Majesco has agreed to pay a fee and indemnify Mastek Ltd. against any payments made by Mastek Ltd. in connection with this guarantee.

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

As of December 31, 2016, the Group had $5,000 of borrowings outstanding, and was in compliance with all covenants, under this facility. On January 20, 2017, the Group paid in full the balance under this facility with proceeds from a new $10,000 receivables purchase facility with HSBC Bank USA, National Association (“HSBC”), and terminated this facility.

PCFC Facilities

On June 30, 2015, the Group’s subsidiary, Majesco Software and Solutions India Pvt. Ltd. (“MSSIPL”), entered into a secured Pre Shipment in Foreign Currency and Post Shipment in Foreign Currency (“PCFC”) facility with Yes Bank under which MSSIPL may request 3 months pre-export advances and advances against export collection bills. The maximum borrowing limit is 300 million Indian rupees, or approximately $4,416 at the exchange rate in effect on December 31, 2016. The interest rate on this PCFC facility is LIBOR plus 300 basis points. The interest rate on this PCFC facility is determined at the time of each advance. This PCFC facility is secured by a first pari passu charge over the current assets of MSSIPL. Excess outstanding beyond 100 million Indian rupees is to be backed by 100% goodwill fixed deposit receipts in MSSIPL or Majesco Limited. As of December 31, 2016, the Group was in compliance with the terms of this facility. On September 27, 2016, MSSIPL extended this PCFC facility to June 17, 2017.

The outstanding loans as on December 31, 2016 are as follows:

Date of loan	Repayable on	Outstanding as of December 31, 2016	Rate of interest (Libor + 3.00%)
October 26, 2016	January 24, 2017	2,200	3.886%

On July 27, 2015, MSSIPL entered into a Credit Arrangement Letter with ICICI for packing credit in foreign currency and post-shipment credit in foreign currency. Under this facility, MSSIPL may borrow up to 150 million Indian Rupees in short term borrowings for working capital, including software and related services. This facility expired on July 8, 2016 and was not renewed.

On August 28, 2015, MSSIPL entered into a Facility Letter with Standard Chartered Bank for pre-shipment financing and overdraft facilities. Under this facility, MSSIPL may borrow up to 50 million Indian Rupees in short term borrowings. This facility expired on August 28, 2016 and was not renewed.

Term Loan Facility

On March 23, 2016, Majesco entered into a Loan Agreement (the “Loan Agreement”) with HSBC pursuant to which HSBC agreed to extend loans to Majesco in the amount of up to $10,000 and Majesco issued a promissory note to HSBC in the maximum principal amount of  $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). The outstanding principal balance of the loan bears interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest will be payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of  $1,666.67 shall be due and payable semi-annually. All principal and interest outstanding under the Note shall be due and payable on March 1, 2021. The Facility is unsecured and supported by a letter of credit issued by a bank of  $10,000, which is secured by a cash pledge of the Group’s parent company, Majesco Limited. As of December 31, 2016, we had $10,000 outstanding under this Facility.

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

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information of fair values of derivative financial instruments:

	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of December 31, 2016
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$6	$81	$0	$0
Total	$6	$81	$0	$0

As of March 31, 2016
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$0	$180	$0	$4
	$0	$180	$0	$4

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

The aggregate contracted principal amounts of the Group’s foreign exchange forward contracts (sell) outstanding as of December 31, 2016 amounted to $3,118 and as of March 31, 2016 amounted to $10,660, respectively. The outstanding forward contracts as of December 31, 2016 mature between 1 month to 15 months. As of December 31, 2016, the Group estimates that $59, net of tax, of the net gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 15 months.

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

The following table provides information of the amounts of pre-tax gains/(losses) recognized in and reclassified from Accumulated Other Comprehensive Income “AOCI” of derivative instruments designated as cash flow hedges:

	Amount of Gain/(Loss) recognized in AOCI (effective portion)	Amount of gain/(Loss) reclassified from AOCI to Statement of Operations (Revenue)
For nine months ended December 31, 2016
Foreign exchange forward contracts	$97	$(187)
Total	$97	$(187)

For nine months ended December 31, 2015
Foreign exchange forward contracts	$(222)	$(290)
Total	$(222)	$(290)

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component was as follows:

	Three months ended December 31, 2016			Three months ended December 31, 2015
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$(148)	$-	$(148)	$(378)	$—	$(378)
Change in foreign currency translation adjustments	(309)	-	(309)	23	—	23
Closing balance	$(457)	$-	$(457)	$(355)	$—	$(355)

Unrealized gains/(losses) on cash flow hedges
Opening balance	$125	$(43)	$(82)	$(20)	$7	$13
Unrealized gains/(losses) on cash flow hedges	21	(7)	(14)	78	(27)	52
Reclassified to Revenue	(59)	20	39	(25)	9	(17)
Net change	$(38)	$13	$(25)	$53	$(18)	$35
Closing balance	$87	$(30)	$57	$33	$(11)	$22

	Nine months ended December 31, 2016			Nine months ended December 31, 2015
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$222	$-	$222	$1,883	$—	$1,883
Change in foreign currency translation adjustments	(679)	-	(679)	(2,238)	—	(2,238)
Closing balance	$(457)	$-	$(457)	$(355)	$—	$(355)

Unrealized gains/(losses) on cash flow hedges
Opening balance	$176	$(60)	$116	$545	$(185)	$360
Unrealized gains/(losses) on cash flow hedges	97	(33)	64	(222)	75	(146)
Reclassified to Revenue	(186)	63	(123)	(290)	99	(192)
Net change	$(89)	$30	$(59)	$(512)	$174	$(338)
Closing balance	$87	$(30)	$57	$33	$(11)	$22

9.	INCOME TAXES

The Group recognized income tax provision (benefit) of $57 and $(84), respectively, for the three and nine months ended December 31, 2016 and recognized income tax provision/(benefit) of $(1,290) and $(1,588), respectively, for the three and nine months ended December 31, 2015. The benefit during the three months ended December 31, 2016 is mainly on account of the creation of deferred tax assets on the pre-tax income.

The effective tax rate of 22% and 40%, respectively, for the three and nine months ended December 31, 2016 differs from the statutory US federal income tax rate of 39.3% mainly due to equity-based compensation, the impact of different tax jurisdictions and under accruals of prior periods.

10.	EMPLOYEE STOCK OPTION PLAN

Majesco 2015 Equity Incentive Plan

In the three and nine months ended December 31, 2016, we recognized $326 and $960, respectively, in equity-based compensation expense in our consolidated financial statements compared to $246 and $504, respectively, in the three and nine months ended December 31, 2015.

In June 2015, Majesco adopted the Majesco 2015 Equity Incentive Plan (the “2015 Plan”). Under the 2015 Plan, options and stock awards for the purchase of up to 3,877,263 shares may be granted by the Compensation Committee of the Board of Directors to our employees, consultants and directors at an exercise or grant price determined by the Compensation Committee of the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2015 Plan allows the grant of restricted or unrestricted stock awards or awards denominated in stock equivalent units or any combination of the foregoing, which may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. On December 31, 2016, an aggregate of 1,259,374 shares were available for grant under the 2015 Plan.

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

As of December 31, 2016, there was $3,867 of total unrecognized compensation costs related to non-vested share-based compensation arrangements previously granted by the Company. That cost is expected to be recognized over a weighted-average period of 3.0 years.

A summary of the outstanding common stock options under the 2015 Plan is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, April 1, 2016	2,179,385	$4.81 – 7.72	9.07 years	$5.25
Granted	605,331	4.79 – 6.22	—	5.49
Exercised	(2,083)	4.92	—	4.92
Cancelled	(166,827)	4.81 – 7.53	—	5.38
Expired	(2,164)	6.93	—	6.93
Balance, December 31, 2016	2,613,642	$4.79 – 7.72	8.56 years	$5.30

Of the stock options outstanding, an aggregate of 575,175 are currently exercisable.

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

Warrants

As of December 31, 2016, there were warrants to purchase 334,064 shares of common stock outstanding. A summary of the terms of the outstanding warrants as of December 31, 2016 is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, December 31, 2016	334,064	$6.84 – 7.00	0.9	$6.85

On September 11, 2012, Cover-All entered into a Loan and Security Agreement (“Loan Agreement”) by and among Imperium Commercial Finance Master Fund, LP, a Delaware limited partnership (“Imperium”), as lender, Cover-All Systems, Inc., a wholly-owned subsidiary of Cover-All (“Cover-All Systems”), as borrower, and Cover-All as guarantor. The Loan Agreement provided for a three-year term loan to Cover-All Systems of  $2,000 and a three-year revolving credit line to Cover-All Systems of up to $250,000, evidenced by a Revolving Credit Note in favor of Imperium (together with the Term Note, the “Imperium Notes”). Prior to the merger with Majesco, Cover-All paid in full the balance of the Imperium Notes.

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

Employee Stock Option Scheme of Majesco Limited — Plan 1

Certain employees of the Group participate in the Group’s parent company Majesco Limited’s employee stock option plan. The plan termed as “ESOP plan 1”, became effective June 1, 2015, the effective date of the demerger from Mastek Ltd. Group employees who were having options in the earlier ESOP plans of Mastek Ltd. were given options of Majesco Limited following the demerger. Under the plan, Majesco Limited also grants newly issued options to the employees of MSSIPL from time to time. During the nine months ended December 31, 2016, 30,000 options were granted under ESOP plan 1 of Majesco Limited. The options were granted at the market price on the grant date.

As of December 31, 2016, the total future compensation cost related to non-vested options not yet recognized in the Statement of Operations was $1,535 and the weighted average period over which these awards are expected to be recognized was 2.16 years. The weighted average remaining contractual life of options expected to vest as of December 31, 2016 is 9.17 years.

Majesco Limited calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions:

	2016	2015
Weighted-average volatility	51.02%	47.77%
Expected dividends	0.00%	2.56%
Expected term (in years)	6 Years	6 Years
Risk-free interest rate	7.46%	8.70%

The summary of outstanding options of Majesco Limited as of December 31, 2016 is as follows:

	No of Options Outstanding	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, December 31, 2016	992,267	$ 0.1 - $3	7.41	1.36
	586,750	$3.1 - $ 6	9.66	4.98
	129,000	$6.1 - $ 7	10.15	8.42

Of the stock options of Majesco Limited outstanding and held by Group employees, an aggregate of 786,769 are currently exercisable.

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

In the three and nine months ended December 31, 2016, we accrued $1,561 and $4,653 respectively, in incentive compensation expense in our consolidated financial statements compared to $ 1,890 and $2,557 respectively, in the three and nine months ended December 31, 2015.

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

The purpose of the ESPP is to encourage the purchase of Majesco common stock by our employees, to provide employees with a personal stake in our business and to help us retain our employees by providing a long range inducement for such employees to remain in our employ.

The ESPP provides employees with the right to purchase shares of common stock through payroll deductions. The total number of shares available for purchase under the ESPP is 2,000,000. The ESPP Plan became effective January 1, 2016. As of December 31, 2016, we had issued and sold 44,588 shares under the ESPP.

11.	EARNINGS PER SHARE

The basic and diluted earnings/(loss) per share were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015

Net Profit/ (Loss)	$209	$(1,130)	$(123)	$(2,024)

Basic weighted average outstanding equity shares	36,487,496	36,451,357	36,471,151	34,592,291

Adjustment for dilutive potential ordinary shares
Options under Majesco 2015 Equity Plan	1,743,608	0	0	0
Dilutive weighted average outstanding equity shares	38,231,104	36,451,357	36,471,151	34,592,291

Earnings per share:
Basic	$0.01	$(0.03)	$0.00	$(0.06)
Diluted	$0.01	$(0.03)	$0.00	$(0.06)

Basic earnings per share amounts are calculated by dividing net income for the three and nine months ended December 31, 2016 and 2015 attributable to common shareholders by the weighted average number of ordinary shares outstanding during the same periods.

Diluted earnings per share amounts are calculated by dividing the net income attributable to common shareholders by the sum of the weighted average number of ordinary shares outstanding during the three and nine months periods plus the weighted average number of common shares that would be issued on the conversion of all the dilutive potential common shares into common shares.

The calculation of diluted earnings per share excluded 774,481 and 2,613,642 shares and options, respectively, for the three and nine months ended December 31, 2016 and 2,390,787 shares and options for the three and nine months ended December 31, 2015 granted to employees, as their inclusion would have been antidilutive.

12.	RELATED PARTIES TRANSACTIONS

Reimbursement of Expenses

The following tables summarize the liabilities to or by related parties:

	As of December 31, 2016	As of March 31, 2016

Net reimbursable expenses payable to Majesco Limited or Mastek Limited(1)	$420	$927

(1)	The net reimbursable expenses payable at December 31, 2016 and March 31, 2016 include employee stock option charges of Majesco Limited and various expenses which are recurring in nature and attributable to shared resources with Majesco Limited or Mastek Limited that are in the process of being separated after the Reorganization, including air travel, travel insurance, telephone costs, water charges, insurance costs, administrative personnel costs, software and hardware costs and third party license costs, less receivables from Majesco Limited or Mastek Limited for similar expenses.

Leases

MSSIPL entered into an operating lease for its operation facilities in Mahape, India, as lessee, with Majesco Limited, Majesco’ s parent company, as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $1,249. The lease is effective June 1, 2015 and expires on May 31, 2020.

MSSIPL also entered into a lease for facilities for its operations in Pune, India, with Mastek Ltd. as lessor. The lease is effective June 1, 2015 and expires on May 31, 2020. MSSIPL has also entered into a supplementary lease for its operations in Pune, India, with Mastek Ltd. as lessor. The lease is effective April 1, 2016 and expires on May 31, 2020. The approximate aggregate annual rent payable to Mastek Ltd. under these lease agreements is $392.

MSSIPL also entered into a lease for facilities for its operations in Ahmedabad, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is $2. The lease was renewed in December 1, 2015 for a new term ending on October 31, 2016, and further extended to December 31, 2016. The lease has not been renewed.

	As of December 31, 2016	As of March 31, 2016
Security deposits paid to Majesco Limited by MSSIPL for use of Mahape premises	$618	$634
Security deposits paid to Mastek Ltd. by MSSIPL for use of Pune premises	$158	$163
Security deposits paid to Mastek Ltd. by MSSIPL for use of Ahmedabad premises	$1	$1

Rental expenses paid by MSSIPL to Majesco Limited for the use of premises under the lease described above for the three and nine months ended December 31, 2016 were $312 and $942, respectively. Rental expenses paid by MSSIPL to Mastek Ltd. for the use of premises under the leases described above for the three and nine months ended December 31, 2016 were $295 and $221, respectively.

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

Purchase of Singapore Subsidiary

On October 31, 2015, Majesco Sdn. Bhd., a company incorporated under the laws of Malaysia and wholly-owned subsidiary of Majesco (“Majesco Malaysia”), entered into a Share Purchase Agreement with Mastek Ltd. pursuant to which Majesco Malaysia purchased from Mastek Ltd. all of the issued and outstanding shares of Mastek Asia Pacific Pte. Limited, a company incorporated under the laws of Singapore, for a total cash purchase consideration of 381,800 Singapore Dollars (USD $276,000). The acquisition closed on November 1, 2015. Mastek Asia Pacific Pte. Limited has since been renamed “Majesco Singapore.”

Services Agreements

On December 2, 2015, Majesco UK Limited, a company registered in England and Wales wholly owned by Majesco (“Majesco UK”), entered into a Services Agreement with Mastek UK, pursuant to which Mastek UK provides certain corporate and operational support services to Majesco UK, including managed office accommodation and facilities; managed office IT infrastructure and networks; and corporate support services, insurance coverage and subscription to professional associations and publications. The charges for these core services consist of a monthly charge of 13 UK Pounds (USD $20) and a pass through of actual costs of providing the services. Any support services by Mastek UK staff not included in the core services is charged on a basis to be determined separately between both parties but before provision of such services. Either party may at any time, by notice in writing to the other party, terminate this agreement for breach or if the other party becomes subject to insolvency issues. Either party for any reason or no reason may also terminate this agreement by providing the other party written notice of the termination ninety (90) days in advance. The Services Agreement contains customary representations, warranties and indemnities of the parties. The effective date of this Services Agreement is January 1, 2015. The expense by Majesco UK to Mastek UK under the Services Agreement for the three and nine months ended December 31, 2016 were $37 and $140 respectively.

On March 1, 2016, Majesco, and Digility Inc., a Delaware corporation (“Digility”) wholly-owned by Mastek UK, entered into a Services Agreement, pursuant to which Majesco will provide certain management and operational support services to Digility, including managed office accommodation and facilities, managed office IT infrastructure and networks, and corporate support services. The charges for these services consist of an initial set-up fee of  $1, a monthly fee of  $4 and a pass through of actual costs of providing the services incurred in excess of the monthly fee. Either party may at any time, by notice in writing to the other party, terminate the Services Agreement for breach or if the other party becomes subject to insolvency issues. Either party for any reason or no reason may terminate the Services Agreement by providing the other party written notice of the termination thirty (30) days in advance. The Services Agreement contains customary representations, warranties and indemnities of the parties. The effective date of the Services Agreement is March 1, 2016. Service charges received from Digility for the three and nine months ended December 31, 2016 were $11 and $38, respectively, and $0 for the three and nine months ended December 31, 2015.

On August 2, 2016, Majesco Limited and MSSIPL entered into a master service agreement, effective as of June 30, 2016 pursuant to which MSSIPL will provide software development services to Majesco Limited. Under this agreement, MSSIPL will charge Majesco Limited cost plus a margin for the services rendered. Software development charges charged by MSSIPL under the agreement for the three and nine months ended December 31, 2016 were $211 and $702, respectively, and $0 for the three and nine months ended December 31, 2015.

Sublease

On March 1, 2016, Majesco and Digility entered into a Sublease Agreement (the “Sublease Agreement”), pursuant to which Majesco sublets the premises located on the first floor of 685 Route 202/206, Bridgewater, New Jersey to Digility. Digility will pay monthly $1 for rent to Majesco during the term of the Sublease Agreement. Digility will also reimburse Majesco for any costs charged by the landlord, Route 206 Associates, a New Jersey partnership, for additional services requested by Digility. The term of the Sublease Agreement commenced on March 1, 2016 and will expire on July 31, 2017, unless terminated at an earlier date. Either party for any reason or no reason may terminate the Sublease Agreement by providing the other party written notice of the termination thirty (30) days in advance. The Sublease Agreement contains customary representations, warranties and indemnities of the parties. Rental charges received from Digility for the three and nine months ended December 31, 2016 were $4 and $11, respectively, and $0 for the three and nine months ended December 31, 2015.

Guarantee

During the three and nine months ended December 31, 2016, Majesco paid $19 and $90, respectively, to Majesco Limited as arrangement fees and guarantee commission for the guarantee given by Majesco Limited to HSBC and ICICI Bank for the facilities taken by Majesco and its subsidiaries.

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

The following table sets forth revenues by country based on the billing address of the customer:

	Three months ended December 31, 2016	Three months ended December 31, 2015	Nine months ended December 31, 2016	Nine months ended December 31, 2015

USA	$26,643	$25,734	$82,177	$69,410
UK	1,911	2,466	6,606	6,552
Canada	323	581	1,338	1,799
Malaysia	867	785	2,542	2,910
Thailand	-	-	-	-
Others	268	59	949	325
	$30,012	$29,625	$93,612	$80,996

The following table sets forth the Group’s property and equipment, net by geographic region:

	As of December 31, 2016	As of March 31, 2016
USA	$1,990	$1,668
India	1,965	1,788
Canada	-	-
UK	6	5
Malaysia	2	1
	$3,963	$3,462

We provide a significant volume of services to a number of significant customers. Therefore, the loss of a significant customer could materially reduce our revenues. The Group had no customer for the three and nine months ended December 31, 2016, and one customer and no customer for the three and nine months ended December 31, 2015 that accounted for 10% or more of total revenue. The Group had no customer as of December 31, 2016 and no customer as of December 31, 2015 that accounted for 10% or more of total accounts receivables and unbilled accounts receivable. Presented in the table below is information about our major customers:

	Three months ended December 31, 2016		Three months ended December 31, 2015
	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$2,127	7%	$2,981	10%
Accounts receivables and unbilled accounts receivable	$176	1%	$992	3%
Customer B
Revenue	$1,897	6%	$1,625	5%
Accounts receivables and unbilled accounts receivable	$774	3%	$637	2%

	Nine months ended December 31, 2016		Nine months ended December 31, 2015
	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$8,428	9%	$7,361	9%
Accounts receivables and unbilled accounts receivable	$176	1%	$992	1%
Customer B
Revenue	$5,670	6%	$4,594	6%
Accounts receivables and unbilled accounts receivable	$774	1%	$637	1%

15.	COMMITMENTS

Capital Commitments

The Group had outstanding contractual commitments of $789 and $842 as of December 31, 2016 and March 31, 2016, respectively, for capital expenditures relating to the acquisition of property, equipment and new network infrastructure.

Operating Leases

The Group leases certain office premises under operating leases. Many of these leases include a renewal option on a periodic basis at the Group’s option, with the renewal periods ranging from 2 – 5 years. Rental expense for operating leases amounted to $826 and $2,492 for the three and nine months ended December 31, 2016, respectively, compared to $639 and $1,735 for the three and nine months ended December 31, 2015, respectively. The schedule for future minimum rental payments over the lease term in respect of operating leases is set out below.

Quarter ended December 31	Amount
2017	$763
2018	2,861
2019	2,810
2020	2,865
2021	702
Beyond 5 years	966
Total minimum lease payments	$10,967

Facility Leases

Our subsidiary in India, MSSIPL, has entered into a lease for its operations in Mahape, India, as lessee, with Majesco Limited as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is approximately $1,249. The lease is effective June 1, 2015 and expires on May 31, 2020. MSSIPL paid Majesco Limited $312 and $942, respectively, in rent under the lease during the three and nine months ended December 31, 2016 and $323 and $754, respectively, during the three and nine months ended December 31, 2015. MSSIPL may terminate the lease after three years with six months’ prior written notice to Majesco Limited. Majesco Limited may terminate the lease after five years with six months’ prior written notice to MSSIPL.

MSSIPL also entered into a lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is $282. The lease is effective June 1, 2015 and expires on May 31, 2020. MSSIPL has also entered into a supplementary lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is $110. The lease is effective April 1, 2016 and expires on May 31, 2020. MSSIPL paid Mastek Ltd. $98 and $294, respectively, in rent under the lease during the three and nine months ended December 31, 2016 and $73 and $170, respectively, in rent under the lease during the three and nine months ended December 31, 2015. MSSIPL may terminate the lease after three years with six months’ prior written notice to Mastek Ltd. Mastek Ltd. may terminate the lease after five years.

MSSIPL also entered into a lease for its operations in Ahmedabad, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is $2. The lease was renewed in December 1, 2015 for a new term ending on December 31, 2016, and the lease has not been renewed. MSSIPL paid Mastek Ltd. $0.50 and $1.39 respectively, during the three and nine months ended December 31, 2016 and $0 and $1, respectively, during the three and nine months ended December 31, 2015.

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

On October 31, 2015, Majesco Sdn. Bhd. (MSC) entered into a Share Purchase Agreement with Mastek Ltd. for the purchase of the issued and authorized shares of Mastek Asia Pacific Pte. Limited.

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

The following table summarizes the consideration paid to Mastek Ltd. and the amounts of identified assets acquired and liabilities assumed at the effective date:

The changes in the varying amount of goodwill are as follows:

Changes in carrying amount of the goodwill

	As of December 31, 2016	As of March 31, 2016

Opening value	$32,275	$14,196
Addition of goodwill related to acquisition	0	18,079
Addition on account of currency fluctuation	3	0
Closing value	$32,278	$32,275

No impairment loss has been recognized on goodwill.

Details of identifiable intangible assets acquired are as follows:

	Weighted average amortization period (in years)	Amount assigned	Residual value
Customer contracts	3	$2,410	-
Customer relationships	8	4,460	-
Technology	6	3,110	-
Total	6	$9,980	-

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

The unaudited pro-forma information for the periods set forth below gives effect to 2015 transactions as if they had occurred as of April 1, 2015. Majesco has a fiscal year-end of March 31st and Cover-All has a fiscal year-end of December 31st. The unaudited pro-forma financial information for the three and nine months ended December 31, 2015 reflects the statement of operations of Majesco for the three and nine months ended December 30, 2015 and Cover-All for the three and nine months ended December 31, 2015.

The unaudited pro-forma financial information is presented for illustrative purposes only, and is not necessarily indicative of the financial condition or results of operations of future periods or the financial condition or results of operations that actually would have been realized had the entities been combined during the periods presented.

The following unaudited pro-forma summary presents consolidated information of Majesco as if the business combination had occurred on April 1, 2015:

	Unaudited Pro forma three months ended December 31, 2015	Unaudited Pro forma Nine months ended December 31, 2015
Revenue	$29,742	$86,169
Net Income (Loss)	$(1,129)	$(1,822)

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

17.	SUBSEQUENT EVENTS

On January 13, 2017, we and our subsidiaries Majesco Software & Solutions Inc., a New York corporation (“MSSI”), and Cover-All Systems, jointly and severally entered into a Receivable Purchase Agreement (the “Receivable Purchase Agreement”) with HSBC. Under the Receivable Purchase Agreement, HSBC may advance funds against certain eligible accounts receivable (the “Receivables”) at an agreed advance rate. The outstanding aggregate amount of all advances shall not exceed $10,000 at any time (the “Facility Limit”). The facility also bears interest at two (2%) per cent plus the ninety (90) day LIBOR rate. HSBC will also receive an arrangement fee equal to .20% of the Facility Limit and a facility review fee equal to .20% of the Facility Limit. We will serve as HSBC’s agent for the collection of the Receivables, and we will collect and otherwise enforce payment of the Receivables. The term of the Receivable Purchase Agreement is for a minimum period of twelve (12) months and shall continue unless terminated by either party. Either party may terminate the Receivable Purchase Agreement at any time upon sixty (60) days’ prior written notice to the other party. The Receivable Purchase Agreement will provide additional liquidity to us for working capital and other general corporate purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with “Selected Financial and Other Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2016, as amended, and referred to herein as the "Annual Report," and the consolidated financial statements and related notes for the quarter ended December 31, 2016 included in Part I, Item I of this report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Long-term, strong customer relationships are a key component of our success given the long-term nature of our contracts, opportunity for deeper relationships with our portfolio of solutions and the importance of customer references for new sales. Our customers range from some of the largest global tier one insurance carriers in the industry to startups, greenfields, and mid-market insurers, including specialty, mutual and regional carriers. As of December 31, 2016, we served approximately 150 insurance customers on a worldwide basis.

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

Three Months Ended December 31, 2016 Highlights

A few of our highlights of our three months ended December 31, 2016 were:

•	Revenues of $30 million with a gross profit of 49%;

•	$3.95 million (13.17% of revenue) in research and development expenses;

•	$10.56 million (35.18% of revenue) in sales, general and administrative expenses;

•	Net profit of $0.21 million; and

•	Adjusted EBITDA of $1.75 million, representing 5.82% of revenue.

Nine Months Ended December 31, 2016 Highlights

A few of our highlights of our nine months ended December 31, 2016 were:

•	Revenues of $93.6 million with a gross profit of 48%;

•	$13.01 million (13.90% of revenue) in research and development expenses;

•	$31.87 million (34.05% of revenue) in sales, general and administrative expenses;

•	Net loss of $0.12 million; and

•	Adjusted EBITDA of $4.45 million, representing 4.76% of revenue.

Use of Non-GAAP Financial Measures

In evaluating our business, we consider and use EBITDA as a supplemental measure of operating performance. We define EBITDA as earnings before interest, taxes, depreciation and amortization. We present EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We define Adjusted EBITDA as EBITDA before (i) one-time non-recurring exceptional costs related to the merger with Cover-All and the listing of the Majesco common stock on the NYSE MKT in connection with the merger, and (ii) equity-based compensation.

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

For an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three and nine months ended December 31, 2016 and December 31, 2015, see “— Results of Operations — Three and Nine Months Ended December 31, 2016 Compared to Three and Nine Months Ended December 31, 2015”.

Agile Asset Acquisition

On January 1, 2015, we acquired substantially all of the insurance consulting business of Agile, a business and technology management consulting firm. We estimate the total consideration for the Agile asset acquisition will amount to approximately $8.5 million, with a total maximum of  $9.2 million possible depending on earn-out payments. Of the estimated approximately $8.5 million total consideration, (1) $1.0 million was paid in connection with the execution of the acquisition agreement and $2.0 million was paid in connection with the closing of the acquisition with available cash on hand, (2) approximately $0.39 million will be paid in cash as deferred payments over three years to certain former Agile employees who became employees of Majesco in connection with the acquisition and (3) up to $5.1 million will be paid by way of earn-out over three years based on the satisfaction of certain time milestones and performance targets, with maximum potential aggregate earn-out payments of up to $5.8 million if performance targets are exceeded. We funded the consideration for this acquisition and all related costs to date using available cash on hand. We subsequently refinanced a portion of the consideration for this acquisition and related costs through borrowings of approximately $3 million under a term loan.

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

We always look at additional acquisitions to complement our service offerings and growth strategy. Our success, in the near term, will depend, in large part, on our ability to: (a) successfully integrate our acquisitions into our business, (b) build up momentum for new sales, (c) cross-sell to existing customers and (d) exceed customer satisfaction through our state of the art products and solutions.

Inflation

Although we cannot accurately determine the amounts attributable thereto, our net revenues and results of operations have been affected by inflation experienced in the U.S., India and other economies in which we operate through increased costs of employee compensation and other operational expenses during the three and nine months ended December 31, 2016 and December 31, 2015. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. However, there can be no assurance that we will be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Results of Operations

Three and Nine Months Ended December 31, 2016 Compared to Three and Nine Months Ended December 31, 2015

The following table summarizes our consolidated statements of operations for the three and nine months ended December 31, 2016 and December 31, 2015, including as a percentage of revenues:

Statement of Operations Data

	Three Months Ended
(U.S. Dollars; dollar amounts in thousands):	December 31, 2016%		December 31, 2015%
Total Revenues	$30,012		$29,625
Total cost of revenues	15,310	51%	17,067	58%
Total gross profit	14,702		12,558
Operating expenses:
Research and development expenses	3,952	13%	4,244	14%
Selling, general and administrative expenses	10,558	35%	10,602	36%
Restructuring costs	-		-
Total operating expenses	14,510		14,846
Income from operations	192		(2,288)
Interest income	9		3
Interest expense	(143)		(11 3)
Other income (expenses), net	208		(22)
Income/(Loss) before provision for income taxes	266		(2,420)
Income taxes (benefit)	57		(1,290)
Net income (loss)	$209	1%	$(1,130)	(4)%

	Nine Months Ended
(U.S. Dollars; dollar amounts in thousands):	December 31, 2016%		December 31, 2015%
Total Revenues	$93,612		$80,996
Total cost of revenues	48,701	52%	44,951	55%
Total gross profit	44,911		36,045
Operating expenses:
Research and development expenses	13,011	14%	11,633	14%
Selling, general and administrative expenses	31,871	34%	27,684	34%
Restructuring costs	-		465
Total operating expenses	44,882		39,782
Income from operations	29		(3,737)
Interest income	27		13
Interest expense	(485)		(241)
Other income (expenses), net	222		353
Income/(Loss) before provision for income taxes	(207)		(3,612)
Income taxes (benefit)	(84)		(1,588)
Net income (loss)	$(123)	(0.1)%	$(2,024)	(2)%

The following table represents revenues by each subsidiary and corresponding geographical region:

	Three Months Ended
(U.S. Dollars; dollar amounts in thousands):	December 31, 2016%		December 31, 2015%
Geography: North America
Legal Entity
Majesco	$6,674	22%	$6,068	20%
Majesco Software and Solutions Inc.	13,311	44%	14,468	49%
Majesco Canada Ltd., Canada	323	1%	581	2%
Cover-All Systems Inc.	6,658	22%	5,198	18%
	$26,966	89%	$26,315	89%
Geography: The United Kingdom
Legal Entity
Majesco UK Limited, UK	$1,911	7%	$2,466	8%

Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$867	3%	$785	3%
Majesco (Thailand) Co. Ltd., Thailand	-	-	-	-
Majesco Singapore, Singapore (1)	-	-	36	-
Majesco Software and Solutions India Private Limited, India	268	1%	23	-
	$1,135	4%	$844	3%
Total Revenues	$30,012		$29,625

	Nine Months Ended
(U.S. Dollars; dollar amounts in thousands):	December 31, 2016%		December 31, 2015%
Geography: North America
Legal Entity
Majesco	$21,459	23%	$17,131	21%
Majesco Software and Solutions Inc.	39,775	43%	40,864	50%
Majesco Canada Ltd., Canada	1,338	2%	1,799	2%
Cover-All Systems Inc.	20,943	22%	11,415	15%
	$83,515	89%	$71,209	88%

Geography: The United Kingdom
Legal Entity
Majesco UK Limited, UK	$6,606	7%	$6,552	8%

Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$2,542	3%	$2,910	4%
Majesco (Thailand) Co. Ltd., Thailand	-	-	-	-
Majesco Singapore, Singapore (1)	59	-	36	-
Majesco Software and Solutions India Private Limited, India	890	1%	289	-
	$3,491	4%	$3,235	4%
Total Revenues	$93,612		$80,996

(1) Majesco Singapore, formerly known as Mastek Asia Pacific Ptd Ltd., was acquired on November 1, 2015.

Revenues

Revenues for the three months ended December 31, 2016 were $30,012 compared to $29,625 for the three months ended December 31, 2015, reflecting an increase of 1.30%. The moderate increase was due to a slowdown in the L&A business and the impact to the exchange rate on the GBP for the UK business.

Revenues for the nine months ended December 31, 2016 were $93,612 compared to $80,996 for the nine months ended December 31, 2015 reflecting an increase of 15.58%. The increase in revenues was primarily due to revenues from new customers added during this period, expanding relationships with our current P&C customers in both IP as well as solution based services and the revenue contribution from the business of Cover-All.

Gross Profit

Gross profit was $14,702 for the three months ended December 31, 2016 compared with $12,558 for the three months ended December 31, 2015, an increase of 17.07%. The increase in gross profit is primarily due to new projects being delivered at higher margins and improved efficiencies. Gross profit percentage for the three months ended December 31, 2016 increased to 49% from 42.4% for the three months ended December 31, 2015.

Gross profit was $44,911 for the nine months ended December 31, 2016 compared with $36,045 for the nine months ended December 31, 2015, an increase of 24.59%. The increase in gross profit is primarily due to the combination of a higher revenue base, an emphasis on operating efficiencies, and a higher proportion of our cloud business. Gross profit percentage for the nine months ended December 31, 2016 increased to 48% from 45% for the nine months ended December 31, 2015.

Salaries and consultant fees were $9,340 for the three months ended December 31, 2016 compared to $13,132 for the three months ended December 31, 2015. This represents a decrease of 28.88% in salaries and consultant fees. As a percentage of revenues, salaries and consultant fees decreased from 44.32% for the three months ended December 31, 2015 to 31.12% for the three months ended December 31, 2016.

Salaries and consultant fees were $29,083 for the nine months ended December 31, 2016 compared to $33,050 for the nine months ended December 31, 2015. This represents a decrease of 12% in salaries and consultant fees. As a percentage of revenues, salaries and consultant fees decreased from 40.80% for the nine months ended December 31, 2015 to 31.07% for the nine months ended December 31, 2016.

Operating Expenses

Operating expenses were $14,510 for the three months ended December 31, 2016 compared to $14,845 for the three months ended December 31, 2015. The decrease in operating expenses was primarily due to a decrease in selling, general and administrative expenses of $43 and a decrease in research and development costs of $292. As a percentage of revenues, operating expenses decreased to 48% for the three months ended December 31, 2016 from 50% for the three months ended December 31, 2015. The decrease in operating expenses as a percentage of revenues was a result of increased overall efficiency in operating costs.

Operating expenses were $44,882 for the nine months ended December 31, 2016 compared to $39,781 for the nine months ended December 31, 2015. The increase in operating expenses was primarily due to an increase in selling, general and administrative expenses of $4,187 and an increase in research and development costs of $1,379, offset by a decrease in restructuring costs of $465 due to the consummation of the Majesco Reorganization. The increase in selling, general and administrative expenses was mainly due to planned investments in our sales and marketing efforts and the addition of the Cover-All business. As a percentage of revenues, operating expenses decreased to 48% for the nine months ended December 31, 2016 from 49% for the nine months ended December 31, 2015. The decrease in operating expenses as a percentage of revenues was a result of overall efficiency in operating costs.

Income from Operations

Income/(Loss) from operations was $192 for the three months ended December 31, 2016 compared to ($2,288) for the three months ended December 31, 2015. As a percentage of revenues, net profit from operations was 0.65% for the three months ended December 31, 2016 compared to net loss of 8% for the three months ended December 31, 2015 because of an emphasis on operating efficiencies and cost savings which are beginning to show results.

Income/(Loss) from operations was $29 for the nine months ended December 31, 2016 compared to ($ 3,737) for the nine months ended December 31, 2015. As a percentage of revenues, net income from operations was 0.03% for the nine months ended December 31, 2016 compared to net loss of 5% for the nine months ended December 31, 2015 because of an emphasis on operating efficiencies and cost savings which are beginning to show results.

Other Income

Other income (net) was $208 for the three months ended December 31, 2016 compared to $(22) for the three months ended December 31, 2015. The increase is mainly due to a currency exchange gain in the three months ended December 31, 2016.

Other income (net) was $222 for the nine months ended December 31, 2016 compared to $353 for the nine months ended December 31, 2015. The decrease is mainly due to a decrease in currency exchange gain in the nine months ended December 31, 2016.

Tax provision

We recognized income tax provision / (benefit) of $57 and $(84) for the three and nine months ended December 31, 2016 and recognized income tax provision/(benefit) of ($1,290) and ($1,588) for the three and nine months ended December 31, 2015. The benefit during the quarter is mainly on account of the creation of deferred tax assets on the losses during the quarter ended December 31, 2016.

The effective tax rate of 22% and 40% respectively, for the three and nine months ended December 31, 2016 differs from the statutory US federal income tax rate of 39.3% mainly due to stock based compensation, R&D credit, the impact of different tax jurisdictions and under accruals of prior periods.

Net Income

Net profit was $209 for the three months ended December 31, 2016 compared to net loss of $1,130 for the three months ended December 31, 2015. Net profit per share, basic and diluted, was $0.01 and $0.01 respectively, for the three months ended December 31 2016 compared to net loss per share, basic and diluted, of $0.03 and $0.03, respectively, for the three months ended December 31, 2015.

Net loss was $123 for the nine months ended December 31, 2016 compared to net loss of $2,024 for the nine months ended December 31, 2015. Net loss per share, basic and diluted, was $0.00 and $0.00, respectively, for the nine months ended December 31, 2016 compared to net loss per share, basic and diluted, of $0.06 and $0.06, respectively, for the nine months ended December 31, 2015.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP metric, was $1,747 and $4,454 for the three and nine months ended December 31, 2016 compared to $(1,081) and $177 for the three and nine months ended December 31, 2015.

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three and nine months ended December 31, 2016 and the three and nine months ended December 31, 2015:

	Three Months ended		Nine Months Ended
(U.S. dollars, in thousands):	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Net Income (loss)	$209	$(1,130)	$(123)	$(2,024)

Provision (benefit) for income taxes	57	(1,290)	(84)	(1,588)
Depreciation and amortization	1,229	992	3,466	2,945
Interest expense	143	113	484	241
Less:
Interest income	(9)	(3)	(27)	(13)
Other income (expenses), net	(208)	22	(222)	(353)
EBITDA	$1,421	$(1,296)	$3,494	$(792)
Add:
Restructuring costs	0	0	0	465
Stock-based compensation	326	215	960	504
Adjusted EBITDA	1,747	(1,081)	4,454	177
Revenue	30,012	29,625	93,612	80,996
Adjusted EBITDA as a % of Revenue	5.82%	(3.65)%	4.76%	0.22%

Liquidity and Capital Resources

Our cash and cash equivalent and short term investments position was $19,544 at December 31, 2016 and $9,733 at December 31, 2015.

Net cash generated by operating activities was $13,192 for the nine months ended December 31, 2016 and $(6,094) for the nine months ended December 31, 2015. We had accounts receivable of $15,454 at December 31, 2016 and $22,503 at March 31, 2016. The overall net debt position has reduced by $9.9 million with improved collections during the nine months ended December 31, 2016. Days outstanding are down to 69 days at the end of December 31, 2016 as compared to 96 days at the end of March 31, 2016.

Net cash used by investing activities amounted to $(3,382) for the nine months ended December 31, 2016 compared to cash generated of $1,222 for the nine months ended December 31, 2015 primarily due to the purchase of property, equipment and intangible assets during the nine months ended December 31, 2016. During the nine months ended December 31, 2015, cash generated by investing activities increased by $2,990 due to our acquisition of Cover-All.

Net cash generated by financing activities was $3,347 for the nine months ended December 31, 2016, compared to net cash generated by financing activities of $7,557 for the nine months ended December 31, 2015 mainly due to decreased borrowings under our secured PCFC facility, working capital line of credit and term loan.

We believe that our cash flows from operations and available borrowings are sufficient to meet our liquidity requirements for the next 12 months, including capital expenditures.

Financing Arrangements

On March 25, 2011, we entered into a secured revolving working capital line of credit facility with ICICI Bank Limited (“ICICI”) under which the maximum borrowing limit is $5,000. The interest rate on the credit facility at March 31, 2016 was three-month LIBOR plus 350 basis points and increased to three-month LIBOR plus 375 basis points with the second extension of this facility described below. The interest rate was 4.68% at December 31, 2016 and 4.13% at March 31, 2016. In case of unhedged foreign currency exposure, ICICI reserves the right to increase the pricing of this facility. The credit facility is guaranteed by Mastek Ltd. subject to the terms and conditions set forth in the guarantee. The credit facility initially matured on November 11, 2015.

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

As of December 31, 2016, we had $5,000 of borrowings outstanding, and were in compliance with all covenants, under this facility. On January 20, 2017, the Group paid in full the balance under this facility with proceeds from a new $10,000 receivables purchase facility with HSBC, and terminated this facility.

On June 30, 2015, our subsidiary, MSSIPL, entered into a secured Pre Shipment in Foreign Currency and Post Shipment in Foreign Currency (“PCFC”) facility with YES Bank under which we may request 3 months pre-export advances and advances against export collection bills. The maximum borrowing limit is 300 million Indian rupees (or approximately $4,416 at the exchange rate in effect on December 31, 2016. The interest rate on this PCFC facility is LIBOR plus 275 basis points. The interest rate on this PCFC facility is determined at the time of each advance. This PCFC facility is secured by a first pari passu charge over the current assets of MSSIPL. Excess outstanding beyond 100 million Indian rupees is to be backed by 100% goodwill fixed deposit receipts in MSSIPL or Majesco Limited. As of December 31, 2016, we had $2,200 of borrowings outstanding under this PCFC facility bearing interest at 3.88% and were in compliance with the terms of this facility. On September 27, 2016, MSSIPL extended this PCFC facility to June 17, 2017.

On July 27, 2015, MSSIPL entered into a Credit Arrangement Letter with ICICI for packing credit in foreign currency and post-shipment credit in foreign currency. Under this facility, MSSIPL may borrow up to 150 million Indian Rupees in short term borrowings for working capital, including software and related services. This facility expired on July 8, 2016 and was not renewed.

On August 28, 2015, MSSIPL entered into a Facility Letter with Standard Chartered Bank for pre-shipment financing and overdraft facilities. Under this facility, MSSIPL may borrow up to 50 million Indian Rupees in short term borrowings. This facility expired on August 28, 2016 and was not renewed.

On March 23, 2016, we entered into a Loan Agreement (the “Loan Agreement”) with HSBC pursuant to which HSBC agreed to extend loans to us in the amount of up to $10,000 and we issued a promissory note to HSBC in the maximum principal amount of  $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). The outstanding principal balance of the loan bears interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest will be payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of  $1,666.67 shall be due and payable semi-annually. All principal and interest outstanding under the Note shall be due and payable on March 1, 2021. The Facility is unsecured and supported by a letter of credit issued by a bank of $10,000, which is secured by a cash pledge of our parent company, Majesco Limited. As of December 31, 2016, we had $10,000 outstanding under this Facility.

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

On January 13, 2017, we and our subsidiaries MSSI, and Cover-All Systems, jointly and severally entered into the Receivable Purchase Agreement with HSBC. Under the Receivable Purchase Agreement, HSBC may advance funds against the Receivables at an agreed advance rate. The outstanding aggregate amount of all advances shall not exceed the Facility Limit. The facility also bears interest at two (2%) per cent plus the ninety (90) day LIBOR rate. HSBC will also receive an arrangement fee equal to .20% of the Facility Limit and a facility review fee equal to ..20% of the Facility Limit. We will serve as HSBC’s agent for the collection of Receivables, and we will collect and otherwise enforce payment of the Receivables. The term of the Receivable Purchase Agreement is for a minimum period of twelve (12) months and shall continue unless terminated by either party. Either party may terminate the Receivable Purchase Agreement at any time upon sixty (60) days’ prior written notice to the other party. The Receivable Purchase Agreement will provide additional liquidity to us for working capital and other general corporate purposes.

Dividends and Redemption

We have declared and paid a cash dividend on our common stock only for our fiscal year 2000. It has otherwise been our policy to invest earnings in growth rather than distribute earnings as common stock dividends. This policy, is expected to continue, but is subject to regular review by our Board of Directors.

Contractual Obligations

In the normal course of our business, we are party to a variety of contractual obligations as summarized in our Annual Report. These contractual obligations are considered by us when assessing our liquidity requirements. There have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business. We had borrowed $2,200 under the PCFC facility, $5,000 under working capital line with ICICI and $10,000 under our term loan with HSBC at December 31, 2016 from $4,651, $2,300 and $6,800, respectively, on March 31, 2016.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and investments. We do not use derivative financial instruments to hedge our interest rate exposure. Our cash and cash equivalents and investments as of December 31, 2016 were $18,047 and $2,548, respectively.

We invest primarily in highly liquid, money market funds and bank fixed deposits. Because of the short-term nature of the majority of the interest-bearing securities we hold, we believe that a 10% fluctuation in the interest rates applicable to our cash and cash equivalents and investments would not have a material effect on our financial condition or results of operations.

The rate of interest on our working capital line with ICICI, our PCFC facility and our term loan with HSBC which were in effect as of December 31, 2016, are variable and are based on LIBOR plus a fixed margin. As of December 31, 2016, we had $5,000 and $2,200 in borrowings outstanding under our working capital line with ICICI and PCFC facility, respectively. As of December 31, 2016, we had borrowed $10,000 under our term loan with HSBC. We believe that a 10% fluctuation in the interest rates applicable to our borrowings would not have a material effect on our financial condition or results of operations.

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

We generated approximately 10.10% and 11.18%, respectively, of our gross revenues outside of the United States for the three months ended December 31, 2016 and 2015 compared to 10.08% and 12.08%, respectively, for the nine months ended December 31, 2016 and 2015. The effect of foreign exchange rate changes on cash and cash equivalents resulted in a loss of $(230) and a loss of $(79) for the three months ended December 31, 2016 and December 31, 2015 , respectively, compared to a loss of $ (680) and a loss of $(4) for the nine months ended December 31, 2016 and December 31, 2015, respectively. For the three months ended December 31, 2016 and December 31, 2015, we had a foreign exchange gain/(loss) of approximately $(178) and $(.22), respectively, compared to a foreign exchange gain/(loss) of approximately $(181.51 and $179.07, respectively, for the nine months ended December 31, 2016 and December 31, 2015.

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

The aggregate contracted U.S. dollar principal amounts of foreign exchange forward contracts (sell) outstanding as of December 31, 2016 amounted to $3,118. The outstanding forward contracts as of December 31, 2016 mature between 1 month to 12 months. As of December 31, 2016, we estimate that $58, net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings within the subsequent 12 months. The outstanding foreign exchange forward contracts in U.S. dollars as of December 31, 2016 are designated as in hedge relationship and there will be no impact on our statement of operations due to a strengthening or weakening of 10% in the foreign exchange rates.

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

	Noncurrent*	Current*	Noncurrent*	Current*
As of December 31, 2016
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$6	$81	$0	$0
Total	$6	$81	$0	$0

*	The noncurrent and current portions of derivative assets are included in ‘Other Assets’ and ‘Prepaid Expenses And Other Current Assets’, respectively, and the noncurrent and current portions of derivative liabilities are included in ‘Other Liabilities’ and ‘Accrued Expenses And Other Liabilities’, respectively in the Consolidated Balance Sheet.

For more information on foreign currency translation adjustments and cash flow hedges and other derivative financial instruments, see Notes 7 and 8 to our consolidated financial statements for the three and nine months ended December 31, 2016.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2016 (Unaudited) and March 31, 2016; (ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2016 and 2015 (Unaudited); (iii) Consolidated Statements of Cash Flows for the nine months ended December 31, 2016 and 2015 (Unaudited); and (iv) Notes to Consolidated Financial Statements (Unaudited).

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

MAJESCO

Date: February 2, 2017	By:	/s/ Ketan Mehta
Ketan Mehta, President and Chief Executive Officer

Date: February 2, 2017	By:	/s/ Farid Kazani
Farid Kazani, Chief Financial Officer and Treasurer

