Form 10-K
period 2017-03-31
Majesco
filed 2017-06-16
CIK 1626853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2017

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $23,772,000.
As of June 9, 2017, there were 36,509,575 shares of the registrant’s common stock outstanding, par value $0.002 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the fiscal year end of March 31, 2017.

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

ii

•
the risk of loss of strategic relationships;

•
the success of our research and development investments;

•
changes in economic conditions, political conditions and trade protection measures and licensing requirements in the United States and in the foreign jurisdictions in which we operate;

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

•
the risk that our customers internally develop new inventions and competitive products; and

•
the impact of new accounting standards and changes we may need to make in anticipation or as a result of these standards.

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
iii

PART I
ITEM 1.
BUSINESS

Overview
We are a global provider of core insurance software, consulting services and other insurance technology solutions for business transformation for the insurance industry. In addition to the United States, we operate in Canada, Mexico, the United Kingdom, Malaysia, Singapore, Thailand and India. We offer core insurance software solutions for Property & Casualty/ General Insurance (“P&C”), Life, Annuities (“L&A”) & Pensions and Group / Employee Benefits providers, allowing them to manage policy administration, claims management and billing functions. In addition, we offer a variety of other technology-based solutions for distribution management, digital, data and cloud that enable organizations to automate business processes across the end-to-end insurance value chain and comply with policies and regulations across their organizations. Our consulting and services solutions also provide strategy enablement, business transformation, testing, bureau and content management, and application development and maintenance for insurers. Our portfolio of solutions enable our customers to respond to evolving market needs, new opportunities and regulatory changes, enabling agility, innovation and speed while improving the effectiveness and efficiency of their business operations.
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
Majesco Reorganization
Majesco Limited (“Majesco Limited”), a public limited company domiciled in India whose equity shares are listed on the BSE Limited (Bombay Stock Exchange) and the National Stock Exchange of India Limited, currently owns 69.9% of our issued and outstanding common stock.
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
In connection with the de-merger, 83.5% of Mastek’s then ownership interest in Majesco was transferred to a newly-formed company in India, called Majesco Limited, which was spun-off from Mastek. Mastek continues to own a 13.82% indirect minority interest in Majesco through its wholly-owned subsidiary, Mastek (UK) Ltd.
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
Our fiscal year ends March 31. Accordingly, references in this Annual Report on Form 10-K to “fiscal 2017” mean the fiscal year ended March 31, 2017, references to “fiscal 2016” mean the fiscal year ended March 31, 2016, and references to “fiscal 2015” mean the fiscal year ended March 31, 2015.
Business
We have been operating in the insurance industry for more than twenty years, successfully partnering with market leading insurance companies and enabling them to transform their business, introduce innovative products, and expand distribution channels to generate growth and increase profitability. We are a global provider of core insurance software and consulting services for insurance business transformation for P&C, L&A and Group/Employee Benefits providers, allowing them to enable the entire insurance value chain. We offer a solution portfolio of software and consulting services for all lines of business and all tiers of insurers. The portfolio includes core insurance software for policy, rating, underwriting, billing, claims, distribution management, digital and data and analytics as well as consulting services for enterprise consulting, digital, data, testing and application development and maintenance.
Long-term, strong customer relationships are a key component of our success given the long-term nature of our contracts, opportunity for deeper relationships with our portfolio of solutions and the importance of customer references for new sales. Our customers range from some of the largest global tier
2

one insurance carriers in the industry to mid-market insurers, startups and greenfields, including specialty, mutual and regional carriers. As of March 31, 2017, we served approximately 148 insurance customers on a worldwide basis. For the fiscal years ended March 31, 2017, March 31, 2016 and March 31, 2015, we served approximately 148, 149 and 108 insurance customers on a worldwide basis, respectively.
We generate revenues primarily from the licensing of our proprietary software and related implementation, support and maintenance fees pursuant to contracts with customers. The license agreements typically range in length from fixed-year terms (which maybe renewable) to perpetual terms. Support services are provided to customers pursuant to multi-year support agreements, which are typically renewable on an annual basis post the initial term of the agreement. We bill customers for license fees in accordance with the terms of the license agreement, typically payable upon the signing of the agreement and achievement of milestones over the course of a defined period of time. Support fees are payable in advance by the customer on an annualized, quarterly or monthly basis. We primarily derive service revenues from implementation and training services performed for our customers under the terms of a service contract on a time and materials or fixed-price basis. We also generate revenue from software as a service which includes an upfront setup fee, implementation and usage based subscription.
For the past several years, we have:
•
released a major version update for the L&A and Group/Employee Benefits software — Majesco Policy for L&A and Group;

•
released a version update for Majesco Billing, Majesco Claims and Majesco Policy for P&C;

•
launched new data solutions, Majesco Enterprise Data Model and Majesco Enterprise Data Warehouse;

•
added ten new partners, including 5 InsurTech ones;

•
announced a strategic partnership with IBM to jointly offer a new cognitive, cloud-based platform to help insurance carriers worldwide create new services on IBM Cloud;

•
actively engaged and supported InsurTech, including participation in some accelerators;

•
published primary and secondary research/thought leadership regarding industry trends, shifts, demands and more; and

•
cultivated and expanded our client base across tier one, mid-market and greenfield/start-ups.

We generated revenues of  $121.8 million, $113.3 million and $79.3 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.
Overview of the Insurance Industry
The insurance industry is large, fragmented, highly regulated and complex. In order to effectively manage their operations, insurance carriers require core business systems that integrate with other internal systems, control workflow, enable extensive configurability and provide visibility to every user.
The insurance industry is in the midst of profound change fueled by trends that are converging and pushing a sometimes slow-to-adapt industry. This seismic shift is creating leaps in innovation and disruption, challenging the traditional business assumptions, operations, processes and products of the last 30 – 50 years. Insurance carriers are currently faced with a wide range of challenges. Increasing competition, emerging technologies and changing customer expectations are pushing carriers to make their business more agile, improve their time to market for new products, reach new markets, expand channels and respond quickly to market changes.
Many insurance carriers are experiencing increased operational risk and financial loss due to the inadequacy of their existing legacy core systems. The inherent functional and technical limitations of these systems have impeded carriers’ ability to grow profitability and adapt to the evolving expectations of consumer, commercial and government insurance customers. Most organizations can’t simply flip off one switch (traditional business model and products administered on traditional systems) and flip another on
3

(new business model and products on modern, flexible systems that will handle digital integration and better data acquisition and analysis). So, the shift will require steps. Those steps will operate as both a bridge and a proving ground, with the traditional system still operational as a firm foundation while the new foundation is being constructed.
Our Solutions
We provide core insurance software to insurance carriers from greenfields to mid-market and large insurance companies using two different models including (1) the licensed use of our proprietary software; and (2) cloud/SaaS using the same proprietary software but managed on the cloud (private, public or hybrid) infrastructure. Our consulting and other insurance technology services likewise are offered to insurance carriers from greenfields to mid-market and large insurance companies based on the scope and services selected.
Our solutions are designed to provide insurance carriers with the core system capabilities required to effectively manage their business and enable agility, innovation and speed to meet changing market dynamics and opportunities. Our offering is comprised primarily of:
•
core insurance software solutions for all lines of business in the insurance industry; and

•
consulting services, including project delivery and implementation of our solutions services and services that surround and support the business transformation, digital, data and ongoing use.

Software Solutions
Enterprise Solutions
We deliver enterprise software solutions that support all lines of business for P&C, L&A and Group/Employee Benefits, enabling customer centricity for insurers. This includes billing, distribution management, digital platform with portals and mobile capabilities, and a cloud business platform. Our enterprise solutions include:
•
Majesco Billing;

•
Majesco Distribution Management;

•
Majesco DigitalConnect;

•
Majesco CloudInsurer; and

•
Implementation Services.

Life, Annuity Pension and Group/Employee Benefits Solutions
We deliver solutions for L&A and Group/Employee Benefits core insurance areas, including policy management, product modeling, product configuration, new business processing, and claims. Our L&A and Group/Employee Benefits solutions include:
•
Majesco Policy for L&A and Group; and

•
Majesco New Business and Underwriting.

Majesco Rating Property and Casualty/General Insurance Solutions
We deliver solutions for P&C/General Insurance core insurance areas, including policy management, claims management, rating, underwriting, product configuration and reinsurance. Our P&C and General Insurance solutions include:
•
Majesco Policy for P&C;

•
Majesco Claims;

•
Majesco Underwriting Workstation; and

4

•
Majesco Business Analytics.

Consulting Services Solutions
We offer an array of consulting services to enable insurance companies’ business transformation, backed by our methodologies and best practices for customers across all lines of business and geography. Our consulting services solutions include:
•
Majesco Enterprise Consulting Services;

•
Majesco Data Services;

•
Majesco Digital Services;

•
Majesco Testing Services; and

•
Majesco Application Development and Maintenance Services.

Our Growth Strategy
We intend to extend our leadership as a provider of core system software to the global insurance industry. The key elements of our strategy include:
•
Proactively innovate and extend our insurance solution leadership.   We continue to enhance the business and technical capabilities of our market leading solution portfolio for insurance carriers through consistent significant R&D investment in core software, cloud, distribution, data, digital and services for innovative and scalable solutions.

•
Aggressively expand cloud capabilities.   Through our pre-configured, pre-integrated Majesco Cloud Insurer platform we plan to offer a more comprehensive cloud based solution that enables insurers agility, innovation and speed.

•
Maintain the depth and breadth of our solutions.   Our solution portfolio provides a unique combination of software and services across all lines of business to enable insurer’s business transformation.

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

•
Expand our customer base.   We continue to aggressively pursue new customers by specifically targeting key market segments and key accounts, expanding our sales and marketing organizations, leveraging current customers as references and strengthening our geographic presence. We uniquely have multiple points of entry with new customers using our broad solution portfolio of software, consulting and services to meet each customers’ initial needs.

•
Cross sell to existing customers.   We continue to build upon our established customer relationships and track record of successful implementations to sell additional solutions to existing customers.

•
Deepen and expand our partner ecosystem.   We seek to collaborate and extend our capabilities and solution business value through a growing partner ecosystem for systems integrators, solutions, content, infrastructure and industry relationships. The partner ecosystem provides our customers with strategic and operational business value through the integration and adoption of our solutions throughout the insurance industry.

5

•
Expand market awareness and strengthen thought leadership with our brand and solutions.   We intend to continue to proactively strengthen our brand and reputation, enhance market awareness of our solutions, and thought leadership market position as a strategic partner for the insurance industry.

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
MajescoMastek®, Majesco® and Elixir® are trademarks of Majesco.
Competition
The insurance solution provider market is highly competitive and fragmented. This market is subject to changing technology, shifting customer needs and introductions of new and innovative products and services. Our competitors vary in size and in the breadth and scope of the products and services offered. Our current principal competitors include the following:
Area of Product/Service	Competitors
Internally developed software	Many insurance companies have sufficient IT resources to maintain and augment their own proprietary, legacy systems, or consider developing new custom systems.
Insurance software vendors	Vendors such as Duck Creek, Guidewire Software, Inc., FINEOS, OneShield, Inc., FAST, Oracle, Sapiens International Corporation, and Insurity, provide software solutions that are specifically designed to meet the needs of insurance carriers.
Consulting Services firms	Firms such as Accenture, Deloitte, E&Y, Nolan Group, CSC, Cognizant, CGI, Mphasis and Tata Consultancy Services Limited offer consulting and other services such as testing, application maintenance, and custom development, solutions for the insurance industry.
Sales and Marketing
We market our solution portfolio through an integrated sales and marketing platform through digital and client marketing, client partners working with existing customers and through a direct sales force with assigned accounts to provide a consultative approach. Strategic partnerships with consultants and systems integrators are important to our sales efforts because they influence buying decisions, help us to identify sales opportunities, and complement our software and services with their domain expertise and professional services capabilities.
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
Major Customers
As of March 31, 2017, our product line was in use in approximately 148 companies worldwide. For fiscal 2017, fiscal 2016 and fiscal 2015, we served approximately 148, 149 and 108 insurance customers on a
6

worldwide basis, respectively. For fiscal 2017, we had no customer contributing 10% or more of total revenues. For fiscal 2016, we had one customer contributing 10% or more of total revenues. For fiscal 2015, we had no customer contributing 10% or more of total revenues. For fiscal 2016, our largest customer was Unum, with approximately 10.2% of total revenues.
For fiscal 2017, our top five customers generated approximately 26.5% of revenue. We expect that the top five customers will continue to account for a significant portion of revenue for the foreseeable future.
Backlog
As of March 31, 2017, we had unrecognized licenses and support services or professional services backlog of unbilled work totaling $64 million, which are expected to be recognized by March 31, 2018.
As of March 31, 2016, we had unrecognized licenses and support services or professional services backlog of unbilled work totaling $71.9 million, which we recognized by March 31, 2017.
Information about Segment and Geographic Revenue
Information about segment and geographic revenue is set forth in Note 20 to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.
Employees
As of March 31, 2017, we had 2,054 full-time employees and no part-time employees on a worldwide basis. In addition, as of March 31, 2017, we actively received services from a total of 138 individuals in their capacities as independent contractors.
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
For fiscal 2017, we had one customer contributing 7.5% of total revenues and our top five customers, in aggregate, generating approximately 26.5% of total revenue. We expect that our top five customers will continue to account for a significant portion of our revenue for the foreseeable future. For fiscal 2016, we had one customer contributing 10.2% of total revenues and our top five customers, in aggregate, generating approximately 25.5% of total revenue. For fiscal 2015, our top five customers generated approximately 30.9% of total revenues. We have had in the past large customers terminate their relationship with us and it
7

is possible that any of our large customers could decide to terminate their relationship with us in the future. The loss of one or more of our top five customers, or a substantial decrease in demand by any of those customers for our services and solutions, could have a material adverse effect on our business, results of operations and financial condition. Additionally, our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenues and lower average selling prices and gross margins, all of which could harm our operating results.
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
If our products or systems experience data security breaches or there is unauthorized access to or release of our customers’ data, we may lose current or future customers and our reputation and business may be harmed. We may also incur liabilities to repair or replace our systems or in connection with litigation or regulatory enforcement actions that may result from such breaches.
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
8

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
9

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
10

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
Because our products are complex and require rigorous testing, development cycles can be lengthy, taking us up to two years to develop and introduce new products. Moreover, development projects can be technically challenging and expensive. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenues, if any, from such expenses. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in the marketplace, our business and results of operations could be materially and adversely affected. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced. Such decreased customer demand may cause us to fall short of our sales targets, and we may nonetheless be unable to avoid substantial costs associated with the product’s development. If we are unable to complete product development cycles successfully and in a timely fashion and generate revenues from such future products, the growth of our business may be harmed.
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
11

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
Although our software products typically are deployed on our customers’ premises, our customers may at times require our products to be deployed in the cloud-based environments, in which our products and associated services are made available using an Internet-based infrastructure. At times, in cloud deployments, the infrastructure of third-party service providers is used by the customers at their own behest, which may be vulnerable to hacking incidents, other security breaches, computer viruses, telecommunications failures, power loss, other system failures and similar disruptions.
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
12

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
13

If we are unable to quickly react to changes in insurance laws and similar regulation in the jurisdictions in which we operate and update our products on a frequent basis, our customer base (as well as end-user base), revenue and profitability will be adversely affected. Such updates requires significant investment, which may come at a cost.
In order for us to maintain and grow our customer base (as well as our customers’ end-user base) and maintain and increase revenues and profit, we must maintain familiarity with legal and regulatory changes in the jurisdictions in which we operate and update our existing products frequently. Frequent and timely product updates require significant investment in research and development and in personnel experienced in legal and regulatory matters as well as technical personnel. To maintain such a level of investment, we may need to raise additional debt or equity capital, which may be costly, or require a reduction in other areas of our budget. Our inability to continually update our products as needed due to regulatory changes could have an adverse effect on our financial condition and results of operations and reduce our ability to compete.
Litigation could result in substantial costs to us and our insurance may not cover these costs.
There is a risk that our services and solutions may not perform up to expectations. While in certain circumstances we attempt to contractually limit our liability for damages arising from our provision of services, there can be no assurance that they will be enforceable in all circumstances or in all jurisdictions. Furthermore, litigation, regardless of contractual limitations, could result in substantial costs or divert management’s attention and resources from our operations and result in negative publicity and therefore adversely affect our ability to maintain and grow our customer base. Although we have general liability insurance in place, there is no assurance that this insurance will cover these claims or that these claims will not exceed the insurance limit under our current policies.
Our global operations are subject to complex risks, some of which might be beyond our control.
We have offices and operations in various countries around the world and provide services and solutions to clients globally. For fiscal 2017, approximately 89% of our revenues were attributable to the North American region, approximately 7% were attributable to the European region, and approximately 4% were attributable to the rest of the world, primarily the Asia-Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters and multiple legal and regulatory systems, our results of operations could be adversely affected.
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

14

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
We have significant offshore facilities in foreign countries, including India and Malaysia. Wages in these countries have historically increased at a faster rate than in the United States. If this trend continues in the future, it would result in increased costs for our skilled professionals and thereby potentially reduce our operating margins. Also, there is no assurance that, in future periods, competition for skilled professionals will not drive salaries higher in those countries, thereby resulting in increased costs for our technical professionals and reduced operating margins.
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
15

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
Our future success continues to depend on our ability to attract and retain employees with technical and project management skills, including those from developing countries, especially India. The ability of foreign nationals to work in the United States and Europe, where a significant proportion of our operations are located, depends on their ability and our ability to obtain the necessary visas and work permits.
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
16

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
17

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
Our compliance with Section 404 of the Sarbanes-Oxley Act may require that we incur substantial accounting expense and expend significant management efforts. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the value of our common stock could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
We are an emerging growth company and smaller reporting company under U.S. securities laws and intend to take advantage of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, which could make our common stock less attractive to investors.
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

18

•
not being required to comply with the auditor attestation requirements regarding internal controls under Section 404 of the Sarbanes-Oxley Act;

•
reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements;

•
exemptions from the requirements of holding a non-binding shareholder advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved; and

•
exemption from the requirement to hold a “say on pay” vote on executive compensation.

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
We will remain an emerging growth company until the earliest of  (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the preceding three-year period and (d) the last day of our fiscal year containing the fifth anniversary of the date on which shares of our common stock were offered in connection with the completion of our merger with Cover-All.
Even after we no longer qualify as an emerging growth company, we may still continue to qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from the disclosure requirements described above, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and being subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statement. We will also be exempt from providing selected and supplemental financial information.
We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Our status as an emerging growth company may make it more difficult to raise capital as and when we need it.
Because of the exemptions from various reporting requirements available to us as an emerging growth company and smaller reporting company, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if we believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.
We are a “controlled company” within the meaning of the NYSE MKT rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements of the NYSE MKT. As a result, our shareholders do not have the same protections afforded to shareholders of companies that are subject to such requirements and the interests of our controlling shareholder may be different from other holders of our common stock.
Majesco Limited owns 69.9% of our issued and outstanding common stock. As a result, we are a “controlled company” within the meaning of the NYSE MKT corporate governance standards. Under the
19

NYSE MKT rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE MKT corporate governance requirements, including the requirements that:
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
ITEM 1B.
UNRESOLVED STAFF COMMENTS

None.
ITEM 2.
PROPERTIES

We lease office space in the United States, Canada, the United Kingdom, Malaysia, Singapore and India. We lease approximately 46,985 square feet in the United States; approximately 110 square feet in Canada; approximately 1,549 square feet in Malaysia; approximately 120 square feet in Singapore; approximately 190 square feet in the United Kingdom; and approximately 181,545 square feet in India.
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
Fiscal 2017:	High	Low
4th Quarter	$6.09	$4.92
3rd Quarter	$6.28	$4.50
2nd Quarter	$5.72	$4.82
1st Quarter	$6.50	$4.80
Fiscal 2016:	High	Low
4th Quarter	$6.74	$4.55
3rd Quarter	$6.08	$4.21
2nd Quarter	$6.08	$4.45
1st Quarter (starting June 29, 2015)	$5.60	$4.44
Record Holders
As of June 9, 2017, we had 78 shareholders of record. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in street name or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.
On June 9, 2017, the closing price of our common stock was $5.10.
Dividends
We did not declare or pay any cash dividend on our common stock during fiscal 2017, fiscal 2016 or fiscal 2015. We do not expect to pay dividends on our shares of common stock in the foreseeable future. Instead, it is expected that we will continue to retain any earnings to finance the development and expansion of our business, and will not pay any cash dividends on our common stock. Any future determination to pay dividends on shares of common stock will be at the discretion of our Board of Directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, capital requirements, contractual restrictions, restrictions imposed by applicable law and other factors that our Board of Directors deems relevant. Under our term loan with HSBC, we are currently restricted from paying dividends upon and during the continuation of an event of default.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities during the period covered by this Annual Report on Form 10-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
There were no purchases of equity securities by Majesco or its affiliates.
Equity Compensation Plan Information
See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.
23

PERFORMANCE GRAPH
The graph below compares the cumulative total stockholder returns (including reinvestment of dividends) from the period from June 29, 2015 through March 31, 2017 on an investment of  $100 in (i) our common stock, (ii) the Russell 2000 Index and (iii) the S&P North American Technology Software Index. You should be aware that historical results are not necessarily indicative of future performance.
We have selected the Russell 2000 Index and the S&P North American Technology Software Index for comparative purposes. We believe that, given our current size of operations and market capitalization, the Russell 2000 Index and the S&P North American Technology Software Index, which measure the performance of stocks in the small cap and technology segment of the U.S. equity securities market, provide an appropriate benchmark against which to measure our stock performance.
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
The financial data as of and for fiscal 2017, fiscal 2016 and fiscal 2015 is derived from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K.
You should read the selected combined consolidated historical financial data below together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the financial statements and notes thereto for fiscal 2017, fiscal 2016 and fiscal 2015, each of which are included elsewhere in this Annual Report on Form 10-K.
24

Statements of Operations Data (U.S. dollars; in thousands, except for share and per share data):
	Fiscal Year Ended March 31, 2017	Fiscal Year Ended March 31, 2016	Fiscal Year Ended March 31, 2015
Revenues	$121,768	$113,302	$79,282
Income (loss) before income tax	(825)	(4,749)	(792)
Net income (loss)	(922)	(3,562)	(651)
Net income per share – basic	(0.02)	(0.10)	(0.02)
Net income per share – diluted	(0.02)	(0.10)	(0.02)
	As of March 31,
	2017	2016	2015
Cash and cash equivalents	$12,464	$6,154	$6,532
Working capital	9,599	5,665	6,275
Total assets	90,014	94,621	46,545
Short-term debt	2,561	6,951	1,470
Long-term debt	10,000	6,800	3,000
Stockholders’ equity	45,848	45,557	20,556
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
Overview
We are a global provider of core insurance software and consulting and other insurance technology services for business transformation for the insurance industry. We offer core software solutions for P&C and L&A and Pensions & Group Employee Benefits providers, allowing them to manage policy administration, claims management and billing functions. In addition, we offer a variety of other technology-based solutions that enable organizations to automate business processes and comply with policies and regulations across their organizations. Our solutions enable customers to respond to evolving market needs and regulatory changes, while improving the efficiency of their core operations, thereby increasing revenues and reducing costs.
Long-term, strong customer relationships are a key component of our success given the long-term nature of our contracts, opportunity for deeper relationships with our portfolio of solutions, and the importance of customer references for new sales. Our customers range from some of the largest global tier one insurance carriers in the industry to mid-market insurers, startups and greenfields, including specialty, mutual and regional carriers. As of March 31, 2017, we served approximately 148 insurance customers on a worldwide basis.
We generate revenues primarily from the licensing of our proprietary software and related implementation, support and maintenance fees pursuant to contracts with our customers. In general, we license software which requires significant modification or customization. In such cases, license revenue is not accounted for separately, but rather is accounted for along with software services revenue, as the services
25

are an integral part of software functionality and include significant modification or customization of the software. During the period from July 1, 2012 to March 31, 2017, there were only three contracts where a license fee was charged without customization upon the specific request of three existing customers for an amount of  $200, $167, and $25, respectively.
Our license agreements with our customers typically range in length from fixed-year terms (which maybe renewable) to perpetual terms. Support services are provided to customers pursuant to multi-year support agreements, which are typically renewable on an annual basis post the initial term of the agreement. We bill customers for license fees in accordance with the terms of the applicable license agreement, typically payable upon the signing of the agreement and achievement of milestones over the course of a defined period of time. Support fees are payable in advance by the customer on an annualized, quarterly or monthly basis. We primarily derive service revenues from implementation, other insurance technology solutions, and training services performed for our customers under the terms of a service contract on a time and materials or fixed-price basis.
Fiscal 2017 Highlights
A few of our highlights of fiscal 2017 were:
•
Revenues of  $121.8 million with a gross profit of 47.9% of revenue;

•
$17.2 million (14.1% of revenue) in research and development expenses;

•
$41.3 million (33.9% of revenue) in sales, general and administrative expenses;

•
Net loss of  $0.9 million; and

•
Adjusted EBITDA of  $ 6.1 million, representing 5.0% of revenue.

Use of Non-GAAP Financial Measures
In evaluating our business, we consider and use EBITDA as a supplemental measure of operating performance. We define EBITDA as earnings before interest, taxes, depreciation and amortization. We present EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We define Adjusted EBITDA as EBITDA before one-time non-recurring exceptional costs related to the merger with Cover-All and the listing of our common stock on the NYSE MKT in connection with the merger and expense charge with regard to stock based compensation.
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
For an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for fiscal 2017 and fiscal 2016, see “— Results of Operations — Fiscal Year Ended March 31, 2017 Compared to Fiscal Year Ended March 31, 2016 — Adjusted EBITDA”.
Agile Asset Acquisition
On January 1, 2015, we acquired substantially all of the insurance consulting business of Agile, a business and technology management consulting firm. We estimate the total consideration for the Agile asset acquisition will amount to approximately $8.5 million, with a total maximum of  $9.2 million possible depending on earn-out payments. Of the estimated approximately $8.5 million total consideration, (1) $1.0 million was paid in connection with the execution of the acquisition agreement and $2.0 million was paid in connection with the closing of the acquisition with available cash on hand, (2) approximately $390,000 will
26

be paid in cash as deferred payments over three years to certain former Agile employees who became employees of Majesco in connection with the acquisition, of which $285,000 had been paid as of March 31, 2017, and (3) up to $5.1 million will be paid by way of earn-out over three years based on the satisfaction of certain time milestones and performance targets, with maximum potential aggregate earn-out payments of up to $5.8 million if performance targets are exceeded.
On January 26, 2016, we amended the asset purchase and sale agreement with Agile and its members to amend the terms and conditions of the earn-out. The amendment added in the calculation of revenue for purposes of determining the earn-out for 2015 five percent of the initial order book revenue of Majesco software (intellectual property) deals closed by the Agile Division and 40% of revenue and EBITDA for Data Center of Excellence projects that have been signed in calendar year 2015. For determining the earn-out for 2016 and 2017, the amendment provides that the earn-out performance metrics will be determined at the Majesco level and not the Agile Division level and will be based only on revenue and EBITDA goals of Majesco as reported in Majesco’s consolidated financial statements. The amendment also provides that 50% of the earn-out in the amount of  $583,333 will be fixed with the remainder of the earn-out (the “Variable Earn-Out”) payable to Agile on a percentage basis as calculated below only if Majesco achieves 90% of corporate revenue and EBITDA goals for 2016 and 2017. No Variable Earn-Out will be payable for achieving less than 90% of the corporate revenue and EBITDA goals for 2016 and 2017, respectively, and any additional earn-out will not exceed 20% of the Variable Earn-Out. For revenue and EBITDA between 90% and 120% of Majesco’s revenue and EBITDA goals, Majesco will pay Seller a Variable Earn-Out calculated on a percentage basis. The amendment also adjusts the earn-out periods determination over a period of three years with the first year of the earn-out period commencing on January 1, 2015 and ending on December 31, 2015; the second year commencing on April 1, 2016 and ending on March 31, 2017; and the third year commencing on April 1, 2017 and ending on March 31, 2018. We paid approximately $1.1 million and $1.5 million as earn-out to Agile in fiscal 2017 and 2016, respectively, and $0 for fiscal 2015.
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
27

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
Inflation
Although we cannot accurately determine the amounts attributable thereto, our net revenues and results of operations have been affected by inflation experienced in the U.S., Indian and other economies in which we operate through increased costs of employee compensation and other operational expenses during fiscal 2017 and fiscal 2016. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. However, there can be no assurance that we will be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Currency Fluctuations
We are affected by fluctuations in currency exchange rates with respect to our contracts. We hedge a substantial portion of our foreign currency exposure. For more information, see “— Quantitative and Qualitative Disclosures About Market Risk.”
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
28

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
Revenue is shown net of applicable service tax, sales tax, value added tax and other applicable taxes. We have accounted for reimbursements received for out of pocket expenses incurred as revenues in the combined Statement of Operations.
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
29

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
Property and Equipment
Property and equipment are stated at actual cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives. The cost and the accumulated depreciation for premises and equipment sold, retired or otherwise disposed of are removed from the stated values and the resulting gains and losses are included in the combined Statement of Operations. Maintenance and repairs are charged to combine Statement of Operations when incurred. Advance paid towards acquisition of long-lived assets and cost of assets not put to use before the balance sheet date are disclosed under the caption “capital work in progress”.
The estimated useful lives of assets are as follows:
Leasehold Improvements	5 years or over the primary period of lease whichever is less
Computers	2 years
Plant and Equipment	2 – 5 years
Furniture and Fixtures	5 years
Vehicles	5 years
Office Equipment	2 – 5 years
30

Results of Operations
Fiscal Year Ended March 31, 2017 Compared to Fiscal Year Ended March 31, 2016
The following table summarizes our consolidated statements of operations for fiscal 2017 and fiscal 2016, including as a percentage of revenues:
Statement of Operations Data
	Fiscal Years Ended
(U.S. Dollars; dollar amounts in thousands):	March 31, 2017%		March 31, 2016%
Total Revenue	$121,768		$113,302
Total cost of revenues	63,461	52%	62,832	55%
Total gross profit	58,307		50,470
Operating expenses:
Research and development expenses	17,236	14%	16,267	14%
Selling, general and administrative expenses	41,310	34%	38,204	34%
Restructuring costs	—		465
Total operating expenses:	58,546		54,936
Income (loss) from operations	(239)		(4,466)
Interest income	41		24
Interest expense	(612)		(596)
Other income (expenses), net	(15)		289
Income (loss) before provision for income taxes	(825)		(4,749)
Income taxes (benefit)	97		(1,187)
Net income (loss)	$(922)	(0.76)%	$(3,562)	(3)%

The following table represents revenues by each subsidiary and corresponding geographical region:
	Fiscal years ended
(U.S. dollars; dollar amounts in thousands):	March 31, 2017%		March 31, 2016%
Geography: North America
Legal Entity
Majesco	$27,395	23%	$25,646	23%
Majesco Software and Solutions Inc.	52,357	43%	54,928	48%
Cover-All Systems Inc.	27,325	22%	17,636	16%
Majesco Canada Ltd., Canada	1,748	1%	2,175	2%
	$108,825	89%	$100,385	89%
Geography: The United Kingdom
Legal Entity:
Majesco UK Limited, UK	$8,167	7%	$8,935	8%
Geography: Other
Legal Entity:
Majesco Sdn. Bhd., Malaysia	$3,625	3%	$3,671	3%
Majesco (Thailand) Co. Ltd., Thailand	—	0%	—	0%
Majesco Asia Pacific Pte. Ltd., Singapore	59	0%	73	0%
Majesco Software and Solutions India Private Limited, India	1,092	1%	238	0%
	$4,776	4%	$3,982	3%
Total Revenues	$121,768		$113,302

31

Revenues
Revenues for fiscal 2017 were $121,768 compared to $113,302 for fiscal 2016, reflecting an increase of 7.47%. This increase was mainly due to the addition of the Cover-All business and revenues from expanding relationships with P&C customers through upsell and cross-sell opportunities.
Gross Profit
Gross profit was $58,307 for fiscal 2017 compared with $50,470 for fiscal 2016. This represents an increase of 15.5%. The increase in gross profit is primarily due to the combination of a higher revenue base and improved operating efficiencies. As a percentage of revenues, cost of sales decreased to 52% for fiscal 2017 from 55% for fiscal 2016.
Salaries and consultant fees in the cost of revenues were $47,857 for fiscal 2017 compared to $43,904 for fiscal 2016. This represents an increase of 9% in salaries and consultant fees related to the growth in our revenues. We had 2,010 and 2,232 technical and technical support employees as of March 31, 2017 and 2016, respectively. As a percentage of revenues, salaries and consultant fees is 39% for fiscal 2017 and 2016.
Operating Expenses
Operating expenses were $58,546 for fiscal 2017 compared to $54,936 for fiscal 2016. This represents an increase of 6.6%. As a percentage of revenues, however, operating expenses decreased to 48.1% from 48.5%. The increase in operating expenses was primarily due to planned increase of the selling, general and administrative expenses of  $3,106 offset by a decrease in restructuring costs of  $465 due to the consummation of the Majesco Reorganization and an increase in research and development costs of  $969.
Income from Operations
Income/(Loss) from operations was $(239) for fiscal 2017 compared to $(4,466) for fiscal 2016. As a percentage of revenues, net income/(loss) from operations was (0.2%) for fiscal 2017 compared to net income (loss) of  (3.9%) for fiscal 2016.
Other Income
Other income/(loss) (net) was $(15) for fiscal 2017 compared to $289 for fiscal 2016. The loss was primarily due to an exchange loss on account of a change in the currency exchange rate and a one time provision made in Majesco UK Limited for other finance charges of  $184.
Tax provision
Tax charge was $97 for fiscal 2017 compared to a tax benefit of  $1,187 for fiscal 2016. The main reason for the increase in tax provision is the increase in taxable profit in our foreign subsidiaries having an effective tax rate higher than the losses incurred by our US companies where the effective rate is lower. Our effective tax rate for fiscal 2017 was (11.7%) as compared to 24.9% for fiscal 2016.
Net Income
Net income/(loss) was $(922) for fiscal 2017 compared to net income/(loss) of  $(3,562) for fiscal 2016. Net income/(loss) per share, basic and diluted, was $(0.02) and $(0.02), respectively, for fiscal 2017 compared to net income/(loss) per share, basic and diluted, of  $(0.10) and $(0.10), respectively, for fiscal 2016.
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP metric, was $6,059 for fiscal 2017 compared to $589 for fiscal 2016.
32

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for fiscal 2017 and fiscal 2016:
	Fiscal years ended
(U.S. dollar amounts; in thousands)	March 31, 2017	March 31, 2016
Net Income (loss)	$(922)	$(3,562)
Add:
Provision (benefit) for income taxes	97	(1,187)
Depreciation and amortization	4,720	3,842
Interest expense	612	596
Less:
Interest income	(41)	(24)
Other income (expenses), net	15	(289)
EBITDA	$4,481	$(624)
Add:
Restructuring costs	—	465
Stock based compensation	1,578	748
Adjusted EBITDA	6,059	589
Revenue	121,768	113,302
Adjusted EBITDA as a % of Revenue	4.98%	0.52%
Liquidity and Capital Resources
Our cash and cash equivalent and short term investments position was $12,464 at March 31, 2017 and $6,154 at March 31, 2016.
Net cash provided (used) by operating activities was $10,361 for fiscal 2017 and $(5,751) for fiscal 2016. We had accounts receivable of  $ 12,227 at March 31, 2017 and $22,503 at March 31, 2016. We had revenues in excess of billings of  $8,563 at March 31, 2017, and $7,379 at March 31, 2016. Accounts payable and accrued expenses, and current portions of capital lease obligations amounted to $18,144 at March 31, 2017, and $20,519 at March 31, 2016. The average days sales outstanding for fiscal 2017 and fiscal 2016 were 67 days and 96 days, respectively. The decrease to 67 days was primarily on account of our increase in revenue coupled with better collection from our customers. The days sales outstanding have been calculated by taking into consideration the combined balances of accounts receivable and unbilled accounts receivable.
Net cash used by investing activities amounted to $2,938 for fiscal 2017 compared to $7,195 for fiscal 2016. Net cash used by investing activities for fiscal 2017 included the purchase of plant, property & equipment and intangible assets aggregating to $3,059.
Purchase of investments in mutual funds was $223 for fiscal 2017 and $364 for fiscal 2016, respectively. Restricted cash was $53 for fiscal 2017 compared to $257 for fiscal 2016.
Net cash used by financing activities was $831 for fiscal 2017, compared to net cash generated by financing activities of  $9,218 for fiscal 2016 and net cash used by financing activities of $2,966 for fiscal 2015. The decrease in cash generated was on account of the net repayment of debt of  $1,149 and an increase in capital lease obligation by $318. The details of our borrowings are described below.
We operate in multiple geographical regions of the world through our various subsidiaries. We typically fund the cash requirements for our operations through license, services, and support agreements. As of March 31, 2017, we had approximately $12,464 of cash, cash equivalents and marketable securities of which approximately $3,090 is held by our foreign subsidiaries. We intend to permanently reinvest these funds outside the U.S., and therefore, we do not anticipate repatriating undistributed earnings from our non-U.S. operations. If funds from foreign operations are required to fund U.S. operations in the future and if U.S. tax has not previously been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.
33

As a growing company, we have on-going capital expenditure needs based on our short term and long term business plans. Although our requirements for capital expenses vary from time to time, for the next twelve months, we anticipate incurring capital expenditures of  $3,000 to $4,000 for new business development activities and infrastructure enhancements.
We believe that our current cash balances and anticipated cash flows from operations will be sufficient to meet our normal operating needs for at least the next twelve months. These projections include anticipated sales to new customers and upsell/cross sell to existing customers, the exact timing of which cannot be predicted with absolute certainty and can be influenced by factors outside our control. Our ability to fund our working capital needs and address planned capital expenditures will depend on our ability to generate cash in the future. We anticipate generating future working capital through sales to new customers and continued sales and services to our existing customers.
Our future liquidity and capital resource requirements will depend on many factors, including, but not limited to, the following trends and uncertainties we face and those described in “Item 1A. Risk Factors”:
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
Financing Arrangements
Term Loan Facility
On March 25, 2011, we entered into a secured revolving working capital line of credit facility with ICICI Bank Limited (“ICICI”) under which the maximum borrowing limit is $5,000. The interest rate on the credit facility at March 31, 2016 was three-month LIBOR plus 350 basis points and increased to three-month LIBOR plus 375 basis points with the second extension of this facility described below. The interest rate was 4.75% at March 31, 2017 and 4.13% at March 31, 2016. In case of unhedged foreign currency exposure, ICICI reserves the right to increase the pricing of this facility. The credit facility is guaranteed by Mastek Ltd. subject to the terms and conditions set forth in the guarantee. The credit facility initially matured on November 11, 2015.
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
34

on, among other things, our ability to incur debt or liens; make loans and investments; enter into mergers, acquisitions and other business combinations; engage in asset sales; or amend our governing documents. This facility also restricts us from paying dividends upon and during the continuation of an event of default.
On January 20, 2017, we paid in full the balance under this facility with proceeds from the new $10,000 receivables facility with HSBC described below and this facility was terminated. On payment, the guarantee by Mastek Ltd. of this facility was also terminated and our liability to Mastek Ltd. regarding this guarantee also ceased to exist.
PCFC Facility
On June 30, 2015, our subsidiary, MSSIPL, entered into a secured Pre Shipment in Foreign Currency and Post Shipment in Foreign Currency (“PCFC”) facility with YES Bank under which we may request 3 months pre-export advances and advances against export collection bills. The maximum borrowing limit is 300 million Indian rupees (or approximately $4,416 at the exchange rate in effect on March 31, 2017). The interest rate on this PCFC facility is LIBOR plus 275 basis points. The interest rate on this PCFC facility is determined at the time of each advance. This PCFC facility is secured by a first pari passu charge over the current assets of MSSIPL. Excess outstanding beyond 100 million Indian rupees is to be backed by 100% goodwill fixed deposit receipts in MSSIPL or Majesco Limited. On September 27, 2016, MSSIPL extended this PCFC facility to June 17, 2017. As of March 31, 2017, we had $1,957 of borrowings outstanding under this PCFC facility bearing interest at 4.030% and were in compliance with the terms of this facility.
Term Loan Facility
On March 23, 2016, we entered into a Loan Agreement (the “Loan Agreement”) with HSBC pursuant to which HSBC agreed to extend loans to us in the amount of up to $10,000 and we issued a promissory note to HSBC in the maximum principal amount of  $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). The outstanding principal balance of the loan bears interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest will be payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of  $1,666.67 shall be due and payable semi-annually. All principal and interest outstanding under the Note shall be due and payable on March 1, 2021. The Facility is unsecured and supported by a letter of credit issued by a bank of  $10,000, which is secured by a cash pledge of our parent company, Majesco Limited. As of March 31, 2017, we had $10,000 outstanding under this Facility.
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
We used the proceeds from the Facility to refinance our $3,000 term loan with Punjab National Bank (International), to fund capital expenditures and for working capital and other general corporate purposes.
35

Receivable Purchase Facility
On January 13, 2017, we and our subsidiaries MSSI, and Cover-All Systems, jointly and severally entered into a Receivable Purchase Agreement with HSBC pursuant to which HSBC may advance funds against receivables at an agreed advance rate. The outstanding aggregate amount of all advances shall not exceed the facility limit. The facility also bears interest at two (2%) per cent plus the ninety (90) day LIBOR rate. HSBC will also receive an arrangement fee equal to .20% of the facility limit and a facility review fee equal to .20% of the facility limit. We will serve as HSBC’s agent for the collection of receivables, and we will collect and otherwise enforce payment of the receivables. The term of the Receivable Purchase Agreement is for a minimum period of twelve (12) months and shall continue unless terminated by either party. Either party may terminate the Receivable Purchase Agreement at any time upon sixty (60) days’ prior written notice to the other party. The Receivable Purchase Agreement will provide additional liquidity to us for working capital and other general corporate purposes. As of March 31, 2017, we had $604 outstanding under this Facility. We used proceeds from this facility to refinance the ICICI facility as described above, to fund capital expenditures and for working capital and other general corporate purposes.
Dividends and Redemption
We have not declared or paid any cash dividend on our common stock since 2000. It has been our policy to invest earnings in growth rather than distribute earnings as common stock dividends. This policy, is expected to continue, but is subject to regular review by our Board of Directors.
Contractual Obligations
The following table summarizes our known contractual obligations as of March 31, 2017:
Payments due by period
(in thousands)
Particulars	Total	<1 Year	1 − 3 Years	3 − 5 Years	>5 Years
Capital Leases	615	376	232	7	—
Operating Leases	10,770	2,991	6,090	988	701
Purchase Obligations	—	—	—	—	—
Long-Term Debt-HSBC Term Loan	10,000	1,667	6,667	1,666	—
PCFC Facility and HSBC Receivable Purchase Facility	2,549	2,549	—	—	—
Other Obligations – Contingent Consideration	756	756	—	—	—
Total	$24,690	$8,339	$12,989	$2,661	$701

As of March 31, 2017, our operating leases consisted of leases for office space in the United States, Canada, the United Kingdom, Malaysia, Singapore and India for terms ranging from three to ten years each. Many of these leases include renewal options, with renewal periods generally between two to five years. We also leased automobiles under capital leases and acquired software under hire purchase arrangement. Contingent consideration reflects discounted future cash flows during the earn-out period related to our acquisition of the Agile assets in December 2014. See Notes 5, 21 and 22 to our consolidated financial statements as well as “Item 2. Properties” for additional information related to our capital and operating leases and other contractual obligations.
In addition to our contractual obligations set forth in the table above, we also have contractual and non-contractual employee benefits and related obligations, including those described below:
(1)
Obligations under a post-employment defined benefit plan (the “Gratuity Plan”) covering all employees in India who are eligible under the terms of their employment, and governed by India’s Payment of Gratuity Act, 1972. The Gratuity Plan provides a lump sum payment to vested employees at retirement or upon termination of employment based on the respective employee’s salary and the years of employment with Majesco. We determine our liability towards the Gratuity Plan on the basis of actuarial valuation. Actuarial gains and losses arising from

36

experience adjustments, and changes in actuarial assumptions are recognized immediately in the combined Statement of Operations as income or expense. These obligations are valued by independent qualified actuaries. We evaluate these critical actuarial assumptions at least annually. If actual results differ significantly from our estimates, our gratuity expense and our results of operations could be materially impacted. Our aggregate obligations under the Gratuity Plan were $(136) for fiscal 2017.
(2)
We have obligations with respect to the encashment of leave balances of certain of our employees in India and other countries. Our aggregate obligations under provision for accrued vacation (leave encashment) were $1,735 for fiscal 2017. Our total obligations under leave encashment was $4,201, as of March 31, 2017.

(3)
We pay contributions to a defined contribution pension scheme covering our employees in Canada and the United Kingdom. The assets of the scheme are held separately from those of Majesco in an independently administered fund. We contributed $30 to the fund during fiscal 2017.

(4)
Senior employees of our Indian subsidiary are entitled to superannuation, a defined contribution plan (the “Superannuation Plan”). We make a yearly contribution to the Superannuation Plan, which is administered and managed by the Life Insurance Corporation of India based on a specified percentage (presently at 12.5% to 15% depending on the grade of the employee) of each covered employee’s basic salary. We contributed $42 towards the Superannuation Plan during fiscal 2017.

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

(6)
We make payments to defined contribution plans established and maintained in accordance with the local laws of the United States and of the jurisdictions in which our subsidiaries are located. Our aggregate monthly contributions to all of these plans are charged to combined Statement of Operations in the year they are incurred and there are no further obligations under these plans beyond those monthly contributions. We contributed $1,378 in the aggregate towards all these contribution plans during fiscal 2017.

See Notes 2(l) and 13 to our consolidated financial statements for fiscal 2017 for additional information.
In addition, as of March 31, 2017, we had gross unrecognized tax benefits of  $441. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table. See Note 15 to our consolidated financial statements for additional information.
Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.
Recent Accounting and Auditing Development
Improvements on Employee Share-Based Payment Accounting
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Improvements on Employee Share-Based Payment Accounting (Topic 718)” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash
37

flows. The new standard is effective for annual periods beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. The standard will be effective for the Company beginning April 1, 2017. As required, the Company will make a cumulative-effect adjustment to shareholders’ equity as of April 1, 2017 for unrecognized excess tax benefits or tax deficiencies that exist as of that date. In addition, beginning April 1, 2017, excess tax benefits and tax deficiencies will be reflected as income tax benefit or expense in the Company’s consolidated statement of operations and could result in a material impact. The extent of the excess tax benefits or tax deficiencies are subject to variation in our stock price and the timing of RSU vesting and employee stock option exercises.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.
In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, deferring the effective date of this standard. As a result, the ASU and related amendments will be effective for the Company for its fiscal year beginning April 1, 2018, including interim periods within that fiscal year.
Subsequently, the FASB issued ASU No. 2016-08, Principal Versus Agent Consideration (or Reporting Revenue Gross versus Net) in March 2016, ASU No. 2016-10, Identifying Performance Obligations and Licensing in April 2016, and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients in May 2016. These amendments clarified certain aspects of Topic 606 and will also be effective for the Company for its fiscal year beginning April 1, 2018.
The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts.
Preliminarily the Company plans to adopt these ASUs (collectively, Topic 606) on April 1, 2018. Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented (the “Full Retrospective Method”), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the “Modified Retrospective Method”). The Company currently intends to apply the Modified Retrospective Method. Although the Company does not expect a material impact on revenues upon adoption, the Company is currently evaluating the impact the adoption will have on its consolidated financial statements.
The Company is continuing to evaluate the impact to its revenues related to its pending adoption of Topic 606 and its preliminary assessments are subject to change. It is also continuing to evaluate the provisions of Topic 606 related to costs for obtaining customer contracts.
Business Combinations (Topic 805): Clarifying the Definition of a Business
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities is a business. The standard will be effective for the Company beginning April 1, 2018. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
Statement of Cash Flows (Topic 230): Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to report changes in cash, cash equivalents, and restricted
38

cash. The standard will be effective for the Company beginning August 1, 2018. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The standard will be effective for the Company beginning April 1, 2018. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
Income Tax Consequences of an Intra-Entity Transfer of Assets Other Than Inventory
In October 2016, the FASB issued ASU 2016-16, Income Taxes — Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard must be adopted using a modified retrospective transition method which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. The standard will be effective for the Company beginning April 1, 2018. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
Accounting for Leases
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard will be effective for the Company beginning April 1, 2019. The Company is currently evaluating the impact this update will have on its consolidated financial statements.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes the requirement for an entity to calculate the implied fair value of goodwill (as part of step 2 of the current goodwill impairment test) in measuring a goodwill impairment loss. The standard will be effective for the Company beginning April 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this update will have on its consolidated financial statements.
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
39

ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We are exposed to market risk primary due to fluctuations in foreign currency exchange rates and interest rates, each as described more fully below. We do not hold or issue derivative financial instruments for trading or speculative purposes.
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and investments. We do not use derivative financial instruments to hedge interest rate exposure. Our cash and cash equivalents and investments as of March 31, 2017 were $11,635 and $829, respectively. We invest primarily in highly liquid, money market funds and bank fixed deposits. Because of the short-term nature of the majority of the interest-bearing securities we hold, we believe that a 10% fluctuation in the interest rates applicable to our cash and cash equivalents and investments would not have a material effect on our financial condition or results of operations.
The rate of interest on our receivables facility with HSBC, our PCFC facility and our term loan with HSBC which were in effect as of March 31, 2017, are variable and are based on LIBOR plus a fixed margin. As of March 31, 2017, we had $604, and $1,957 in borrowings outstanding under our receivables facility with HSBC and PCFC facility, respectively. As of March 31, 2017, we had borrowed $10,000 under our term loan with HSBC. We believe that a 10% fluctuation in the interest rates applicable to our borrowings would not have a material effect on our financial condition or results of operations.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar. However, payments to us by customers outside the U.S. are generally made in the local currency. Accordingly, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Indian rupee, British pound, Thai baht, Singapore dollars, Mexican peso and Malaysian ringgit. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.
We generated approximately 12.1% and 13.3% of our gross revenues outside of the United States for fiscal 2017 and fiscal 2016, respectively. The effect of foreign exchange rate changes on cash and cash equivalents resulted in a loss of  $478 and a loss of  $217 for fiscal 2017 and fiscal 2016, respectively. For the fiscal 2017 and fiscal 2016, we had a foreign exchange gain/(loss) of approximately $(108) and $122, respectively.
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
The aggregate contracted USD principal amounts of our foreign exchange forward contracts (sell) outstanding as of March 31, 2017 amounted to nil and as of March 31, 2016 amounted to $10,660. The aggregate contracted GBP principal amounts of our foreign exchange forward contracts (sell) outstanding as of March 31, 2017 amounted to $2,080 and as of March 31, 2016 amounted to nil. The outstanding forward contracts as of March 31, 2017 mature between 1 to 15 months. As of March 31, 2017, we estimate that $59, net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 15 months.
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
40

date and the forward rate on the original transaction, multiplied by the transaction’s notional amount (with currency matching). The following table provides information of fair values of derivative financial instruments:
	Asset		Liability
(in US dollars; dollar amounts in thousands)	Noncurrent*	Current*	Noncurrent*	Current*
As of March 31, 2017
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$0	$99	$10	$—
	$0	$99	$10	$—
As of March 31, 2016
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$0	$180	$0	$4
	$0	$180	$0	$4

*
The noncurrent and current portions of derivative assets are included in ‘Other Assets’ and ‘Prepaid Expenses And Other Current Assets’, respectively and of derivative liabilities are included in ‘Other Liabilities’ and ‘Accrued Expenses And Other Liabilities’, respectively in our Combined Balance Sheet.

For more information on foreign currency translation adjustments and cash flow hedges and other derivative financial instruments, see Notes 2, 4 and 12 to our consolidated financial statements for the fiscal year ended March 31, 2017.
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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
41

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of March 31, 2017, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as a result of material weaknesses.
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
42

PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our definitive proxy statement for the 2017 Annual Meeting of Shareholders.
ITEM 11.
EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2017 Annual Meeting of Shareholders.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2017 Annual Meeting of Shareholders.
ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2017 Annual Meeting of Shareholders.
ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2017 Annual Meeting of Shareholders.
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
(b)
Exhibits. See Item 15(a)(3) above.

(c)
Financial Statements Schedules. See Item 15(a)(2) above

ITEM 16.
FORM 10-K SUMMARY

None.
43

Majesco

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Majesco:
We have audited the accompanying consolidated balance sheets of Majesco (“the Company”) as of March 31, 2017 and 2016, and the related consolidated and combined statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the fiscal years ended March 31, 2017, 2016 and 2015. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.
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
In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2017 and 2016, and the results of their operations and their cash flows for the fiscal years ended March 31, 2017, 2016 and 2015, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2, the accompanying combined financial statements for fiscal 2015 have been derived from the consolidated financial statements and accounting records of Mastek Ltd. and include allocations of certain costs from Mastek Ltd. As a result, these allocations may not be reflective of the actual costs that would have been incurred had Majesco operated as a separate entity apart from Mastek Ltd.
/s/ MSPC
Certified Public Accountants and Advisors,
A Professional Corporation
Cranford, New Jersey
June 16, 2017

Majesco
Consolidated and Combined Balance Sheets
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)
	March 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,635	$5,520
Short term investments	829	634
Restricted cash	53	257
Accounts receivables, net	12,227	22,503
Unbilled accounts receivable	8,563	7,379
Deferred income tax assets	2,018	1,847
Prepaid expenses and other current assets	5,961	6,195
Total current assets	41,286	44,335
Property and equipment, net	3,659	3,462
Intangible assets, net	8,708	10,483
Deferred income tax assets	3,856	3,586
Other assets	289	480
Goodwill	32,216	32,275
Total Assets	$90,014	$94,621
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Loan from Bank	$2,561	$6,951
Accounts payable	2,923	3,659
Accrued expenses and other liabilities	14,911	16,701
Capital lease obligation	310	159
Deferred revenue	10,982	11,200
Total current liabilities	31,687	38,670
Capital lease obligation, net of current portion	288	120
Term loan − bank	10,000	6,800
Others	2,191	3,474
Total Liabilities	$44,166	$49,064
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.002 per share – 50,000,000 share authorized as of March 31, 2017 and March 31, 2016; NIL shares issued and outstanding as of March 31, 2017 and March 31, 2016	$—	$—
Common stock, par value $0.002 per share – 450,000,000 shares authorized as of March 31, 2017 and 450,000,000 shares authorized as of March 31, 2016; 36,508,203 shares issued and outstanding as of March 31, 2017 and 36,451,357 shares issued and outstanding as of March 31, 2016	73	73
Additional paid-in capital	71,343	69,505
Accumulated deficit	(25,282)	(24,360)
Accumulated other comprehensive income	(286)	339
Total stockholders’ equity	45,848	45,557
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,014	$94,621

See accompanying notes to the Consolidated and Combined Financial Statements.

Majesco
Consolidated and Combined Statements of Operations
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)
	Year ended March 31, 2017	Year ended March 31, 2016	Year ended March 31, 2015
Revenue	$121,768	$113,302	$79,282
Cost of revenue	63,461	62,832	48,776
Gross profit	$58,307	$50,470	$30,506
Operating expenses
Research and development expenses	$17,236	$16,267	$10,344
Selling, general and administrative expenses	41,310	38,204	21,000
Restructuring costs	—	465	1,120
Total operating expenses	$58,546	$54,936	$32,464
Loss from operations	$(239)	$(4,466)	$(1,958)
Interest income	41	24	185
Interest expense	(612)	(596)	(200)
Other income (expenses),net	(15)	289	1,181
Loss before provision for income taxes	$(825)	$(4,749)	$(792)
(Benefit)/Provision for income taxes	97	(1,187)	(141)
Net Loss	$(922)	$(3,562)	$(651)
Less: Net income/(loss) attributable to Non-controlling Interests	$—	$—	$15
Owners of the Company	—	(3,562)	(666)
	$(922)	$(3,562)	$(651)
Earnings (Loss) per share:
Basic	$(0.02)	$(0.10)	$(0.02)
Diluted	$(0.02)	$(0.10)	$(0.02)
Weighted average number of common shares outstanding(1)
Basic and diluted	36,477,774	35,055,000	30,575,000

(1)
The common stock shares for 2016 and 2015 periods presented reflect the one-for-six reverse stock split which took effect on June 26, 2015.

See accompanying notes to the Consolidated and Combined Financial Statements.

Majesco
Consolidated and Combined Statements of Comprehensive Income
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)
	Year ended March 31, 2017	Year ended March 31, 2016	Year ended March 31, 2015
Net Loss	$(922)	$(3,562)	$(651)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(567)	(1,662)	(325)
Unrealized (loss)/gains on cash flow hedges	(58)	(243)	60
Other comprehensive loss	$(625)	$(1,905)	$(265)
Comprehensive Loss	$(1,547)	$(5,467)	$(916)
Less: Comprehensive income attributable to the non-controlling interest	$—	$—	$15
Comprehensive (Loss)/Income attributable to Owners of the Company	$(1,547)	$(5,467)	$(931)

See accompanying notes to the Consolidated and Combined Financial Statements.

Majesco
Consolidated and Combined Statements of Changes in Stockholders’ Equity
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Non- controlling interests	Total Stockholders’ equity
	Shares	Amount
Balance as of April 1, 2014	30,575,000	$61	$38,718	$(20,823)	$2,509	$73	$20,538
Stock based compensation	—	—	248	—	—	—	248
Net (loss)/income	—	—	—	(666)	—	15	(651)
Reorganization	—	—	—	691	—	—	691
Foreign currency translation adjustments	—	—	—	—	(325)	—	(325)
Unrealized gains on cash flow hedges	—	—	—	—	60	—	60
Non-controlling interest bought back	—	—	83	—	—	(88)	(5)
Balance as of March 31, 2015	30,575,000	$61	$39,049	$(20,798)	$2,244	—	$20,556
Stock based compensation	—	—	748	—	—	—	748
Cover-All Merger	5,876,357	12	29,708	—	—	—	29,720
Net (loss)/income	—	—	—	(3,562)	—	—	(3,562)
Foreign currency translation adjustments	—	—	—	—	(1,662)	—	(1,662)
Unrealized gains on cash flow hedges	—	—	—	—	(243)	—	(243)
Balance as of March 31, 2016	36,451,357	$73	$69,505	$(24,360)	$339	$—	$45,557
Net (loss)/income	—	—	—	(922)	—	—	(922)
Issue of stock under ESOP and ESPP	56,846	—	260	—	—	—	260
Stock based compensation	—	—	1,578	—	—	—	1,578
Foreign currency translation adjustments	—	—	—	—	(567)	—	(567)
Unrealized gains on cash flow hedges	—	—	—	—	(58)	—	(58)
Balance as of March 31, 2017	36,508,203	$73	$71,343	$(25,282)	$(286)	$—	$45,848

See accompanying notes to the Consolidated and Combined Financial Statements.

Majesco
Consolidated and Combined Statements of Cash Flows
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)
	Year ended March 31, 2017	Year ended March 31, 2016	Year ended March 31, 2015
Net income (loss)	$(922)	$(3,562)	$(651)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	4,720	3,843	2,425
Share based compensation expenses	1,578	748	248
Impairment of goodwill	60	—	—
Provision/(recovery) for doubtful receivables	984	(149)	340
Deferred tax (benefit)/expense	(429)	(2,227)	(877)
Accounts receivables	9,049	(13,135)	2,173
Unbilled accounts receivable	(1,399)	(1,615)	2,402
Prepaid expenses and other current assets	428	(1,355)	(72)
Accounts payable	(751)	2,097	(53)
Accrued expenses and other liabilities – Others	(1,459)	6,215	(2,019)
Deferred revenue	(215)	3,859	(1,439)
Other liabilities	(1,283)	(470)	1,211
Net cash generated (used in) from operating activities	$10,361	$(5,751)	$3,688
Cash flows from investing activities:
Purchase of property and equipment	$(2,104)	$(2,875)	$(775)
Purchase of intangible assets	(955)	(268)	(744)
Sale of tangible Assets	139	60	—
Acquisition of Agile Technologies, LLC assets, net of $158 cash acquired	—	—	(2,842)
Cash acquired on business combination	—	3,203	—
Consideration paid on acquisition of Majesco Singapore	—	(276)	—
(Purchase) of investments	(223)	(364)	2,755
Payment to related party	—	—	(5,907)
Payment to Majesco as reorganization consideration	—	(3,520)	—
(Increase)/decrease in restricted cash	205	48	(3)
Net cash used in investing activities	$(2,938)	$(3,992)	$(7,516)
Cash flows from financing activities:
Payment of capital lease obligation	$318	$(62)	$(29)
Receipt of term loan	13,404	43,340	3,000
Repayment of loan	(14,553)	(34,060)	—
Payment for buy back of non-controlling Interest	—	—	(5)
Net cash (used in)/provided by financing activities	$(831)	$9,218	$2,966
Effect of foreign exchange rate changes on cash and cash equivalents	(477)	(217)	108
Net (decrease)/increase in cash and cash equivalents	$6,115	$(742)	$(754)
Cash and cash equivalents, beginning of the period	5,520	6,262	7,016
Cash and cash equivalents at end of the period	$11,635	$5,520	$6,262
Supplementary disclosure of non-cash items
Cash paid for interest	$510	$510	$200
Cash paid for income taxes (net of refunds received)	614	1,257	1,278
Supplementary disclosure of non-cash items
Non-cash items – Assets acquired under Capital leases	$484	$40	$12
See accompanying notes to the Consolidated and Combined Financial Statements.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)
1
DESCRIPTION OF BUSINESS

Majesco is a global provider of core insurance software, consulting and services for business transformation for the insurance industry. Majesco offers core software solutions for property and casualty (“P&C”), life and annuity (“L&A”) and Pensions Group Employee Benefits providers, allowing them to manage policy administration, claims management and billing functions. In addition, Majesco offers a variety of other technology-based solutions that enable organizations to automate business processes and comply with policies and regulations across their organizations. Majesco’s solutions enable customers to respond to evolving market needs and regulatory changes, while improving the efficiency of their core operations, thereby increasing revenues and reducing costs.
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
The combined financial statements for fiscal 2014 have been prepared on a ‘carve-out’ basis (assuming the Reorganization had been effected as of July 1, 2012) and are derived from the historical consolidated financial statements and accounting records of Mastek. All material inter-company balances and transactions have been eliminated on combination. The combined financial statements reflect the Group’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). The combined Balance Sheet, combined Statement of Operations and combined Statement of cash flows of the Group may not be indicative of the Group had it been a separate operation during the periods presented, nor are the results stated herein indicative of what the Group’s financial position, results of operations and cash flows may be in the future.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

These combined financial statements include assets and liabilities that are specifically identifiable or have been allocated to the Group. Costs directly related to the Group have been included in the accompanying financial statements. The Group historically received service and support functions from Mastek Ltd. The costs associated with these support functions have been allocated relative to Mastek Ltd. in its entirety, which is considered to be the most meaningful under the circumstances. The costs were allocated to the Group using various allocation inputs, such as head count, services rendered, and assets assigned to the Group. These allocated costs are primarily related to corporate administrative expenses, employee related costs, including gratuity and other benefits, and corporate and shared employees. These allocated costs only apply to the combined financial statements for the period ended March 31, 2015.
The Group considers the expense allocation methodology and results to be reasonable for the year ended March 31, 2014. These allocations may not be indicative of the actual expenses the Group may have incurred as a separate independent public company during the periods presented.
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
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Foreign Currency Translation
The functional currency of Majesco is the US dollar. However, Indian Rupee, Great Britain Pounds, US Dollars, Mexican Peso, Malaysian Ringgit, Thai Baht, Canadian dollar, and Singapore dollar are the functional currencies for the Group entities operating in India, the UK, the US, Mexico, Malaysia, Thailand, Canada, and Singapore, respectively.
Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as a part of Accumulated other comprehensive income, a separate component of Stockholders’ equity.
Transactions in foreign currency are recorded at the exchange rate prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currency are expressed in functional currency at the exchange rates in effect at the balance sheet date. Non-Monetary assets and liabilities denominated in foreign currency are expressed in functional currency at the historical exchange rates. Gains/(losses) resulting from foreign currency transactions amounting to $(108), $122, $187 for the years ended March 31, 2017, March 31, 2016 and March 31, 2015 are included in the Consolidated and Combined Statement of Operations under the “Other income (expenses), net” caption.
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
Property and equipment
Property and equipment are stated at actual cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives. The cost and the accumulated depreciation for premises and equipment sold, retired or otherwise disposed of are removed from the stated values and the resulting gains and losses are included in the consolidated and combined Statement of Operations. Maintenance and repairs are recognized when incurred. Advance paid towards acquisition of long-lived assets and cost of assets not put to use before the balance sheet date are disclosed under the caption “capital work in progress”.

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
Concentration of credit risk
Financial instruments that potentially subject the Group to concentrations of credit risk consist of cash and cash equivalents, time deposits, derivative financial instruments and accounts receivables. The Group maintains its cash and cash equivalents, time deposits, derivative financial instruments with banks having good reputation, good past track record, and who meet the minimum threshold requirements under the counterparty risk assessment process, and reviews their credit-worthiness on a periodic basis. Accounts receivables of the Group are typically unsecured. As there is no independent credit rating of the customer available with the Group, Management reviews the creditworthiness of customers based on their financial position, past experience and other factors. The Group entities perform ongoing credit evaluations of their customers’ financial condition and monitor the creditworthiness of their customers to which they grant credit terms in the normal course of business. Refer to note 20 on ‘Segment information’ for details relating to customers with revenue that accounted for 10% or more of total revenue and their outstanding total accounts receivables and unbilled accounts receivable as of March 31, 2017 and 2016.
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
Employee benefits
i)
Provident fund and other contribution plans:   In accordance with Indian law, generally all employees in India are entitled to receive benefits under the Provident Fund, which is a defined contribution plan. Both the employee and the employer make monthly contributions to the plan at a predetermined rate (presently at 12% each) of the employees’ basic salary. These contributions are made to the fund which is administered and managed by the Government of India. The Group also makes payments to defined contribution plans established and maintained in accordance with the local laws of its Group entities. The Group’s monthly contributions to all of these plans are charged to the combined Statement of Operations in the year they are incurred and there are no further obligations under these plans beyond those monthly contributions. The Group contributed $1,378, $1,292 and $921 towards all these contribution plans during the years ended March 31, 2017, March 31, 2016, and March 31, 2015, respectively.

ii)
Superannuation plan:   The senior employees of the Indian Group entity are entitled to superannuation, a defined contribution plan (the “Superannuation Plan”). The Group makes a yearly contribution to the Superannuation Plan, which is administered and managed by the Life Insurance Corporation of India based on a specified percentage (presently at 12.5% to 15% depending on the grade of the employee) of each covered employee’s basic salary. The Group contributed $42, $33 and $31 towards the Superannuation Plan during the fiscal years ended March 31, 2017, March 31, 2016, and March 31, 2015, respectively.

iii)
Pension commitments:   The Group pays contributions to a defined contribution pension scheme covering its employees for employees of the Group. The assets of the scheme are held separately from those of the Group in an independently administered fund. The pension cost charge represents contributions payable by the Group to the fund and amounted to $30, $25 and $33 for the fiscal years ended March 31, 2017, March 31, 2016, and March 31, 2015, respectively.

iv)
Gratuity plan:   The Group provides for gratuity obligation, a defined benefit retirement plan (the “Gratuity Plan”) covering all employees in India who are eligible under the terms of their employment, and governed by India’s Payment of Gratuity Act, 1972. The Gratuity Plan provides a lump sum payment to vested employees at retirement or upon termination of employment based on the respective employee’s salary and the years of employment with the Group. The Group determines its liability towards the Gratuity Plan on the basis of actuarial valuation. Actuarial gains and losses arising from experience adjustments, and changes in actuarial assumptions are recognized immediately in the combined Statement of Operations as income or expense. These obligations are valued by independent qualified actuaries. The Group evaluates these critical actuarial assumptions at least annually. If actual results differ significantly from the Group’s estimates, the Group’s gratuity expense and its results of operations could be materially impacted. The Group’s aggregate obligations under the Gratuity Plan were $(136) for fiscal 2017.

v)
Leave encashment:   The Group has obligations with respect to the encashment of leave balances of certain of our employees in India and other countries. Leave encashment benefit comprises of encashment of leave balances is recognized using the accrual method. The Group’s aggregate obligations under provision for accrued vacation (leave encashment) were $1,735 for fiscal 2017. The Group’s total obligations under leave encashment was $4,201, as of March 31, 2017.

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
Stock-based compensation
Stock-based compensation represents the cost related to stock-based awards granted to employees. The Group measures stock-based compensation costs at the grant date, based on the estimated fair value of the award and recognizes the cost on a straight-line basis (net of estimated forfeitures) over the employee’s requisite service period for the entire award. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from the original estimates. The Group estimates the fair value of stock options using a Black-Scholes valuation model. The cost is recorded in Cost of Revenues, Selling, General and Administrative expenses and Research and Development expenses in the Consolidated and Combined Statement of Operations based on the employees’ respective function.
Advertising and sales commission costs
Advertising and promotion related expenses are charged to the combined Statement of Operations in the period incurred. Advertising expense for the years ended March 31, 2017, March 31, 2016 and March 31, 2015 was approximately $1,032, $1,350 and $1,196, respectively.
Sales commissions are recognized as an expense when earned by the sales representative, generally occurring at the time the customer order is signed.
Derivative instruments
All derivative instruments are recorded in the Consolidated Balance Sheet as either an asset or liability at their fair value. The Group normally enters into foreign exchange forward contracts and par forward contracts where the counter party is generally a bank, to mitigate its foreign currency risk on foreign currency denominated inter-company balances. For derivative financial instruments to qualify for hedge accounting, the following criteria must be met: (1) the hedging instrument must be designated as a hedge; (2) the hedged exposure must be specifically identifiable and expose the Group to risk; and (3) it is expected that a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure will have a high degree of correlation. The changes in the Group’s derivatives’ fair values are recognized in the consolidated and combined Statement of Operations unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as hedges).
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
Hedge accounting is discontinued when the hedging instrument expires or is sold, terminated, or exercised, or no longer qualifies for hedge accounting. At that time for forecasted transactions, any cumulative gain or loss on the hedging instrument recognized in shareholders’ funds is retained there until

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

the forecasted transaction occurs. If a hedged transaction is no longer expected to occur, the net cumulative gain or loss recognized in hedging reserve is transferred to the consolidated and combined Statement of Operations for the year.
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
Business combination
The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. The Group determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, and estimates made by management. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred. The cost of an acquisition also includes the fair value of any contingent consideration. Any subsequent changes to the fair value of contingent consideration classified as liabilities are recognized in the Statement of operations.
Earnings per share
Basic and diluted earnings/(losses) per share are computed as net income/(loss) divided by the weighted-average number of common shares outstanding for the period.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

3
RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards
Improvements on Employee Share-Based Payment Accounting
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Improvements on Employee Share-Based Payment Accounting (Topic 718)” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. The standard will be effective for the Company beginning April 1, 2017. As required, the Company will make a cumulative-effect adjustment to shareholders’ equity as of April 1, 2017 for unrecognized excess tax benefits or tax deficiencies that exist as of that date. In addition, beginning April 1, 2017, excess tax benefits and tax deficiencies will be reflected as income tax benefit or expense in the Company’s consolidated statement of operations and could result in a material impact. The extent of the excess tax benefits or tax deficiencies are subject to variation in our stock price and the timing of RSU vesting and employee stock option exercises.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.
In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, deferring the effective date of this standard. As a result, the ASU and related amendments will be effective for the Company for its fiscal year beginning April 1, 2018, including interim periods within that fiscal year.
Subsequently, the FASB issued ASU No. 2016-08, Principal Versus Agent Consideration (or Reporting Revenue Gross versus Net) in March 2016, ASU No. 2016-10, Identifying Performance Obligations and Licensing in April 2016, and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients in May 2016. These amendments clarified certain aspects of Topic 606 and will also be effective for the Company for its fiscal year beginning April 1, 2018.
The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts.
Preliminarily the Company plans to adopt these ASUs (collectively, Topic 606) on April 1, 2018. Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented (the “Full Retrospective Method”), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the “Modified Retrospective Method”). The Company

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

3
RECENT ACCOUNTING PRONOUNCEMENTS continued

currently intends to apply the Modified Retrospective Method. Although the Company does not expect a material impact on revenues upon adoption, the Company is currently evaluating the impact the adoption will have on its consolidated financial statements.
The Company is continuing to evaluate the impact to its revenues related to its pending adoption of Topic 606 and its preliminary assessments are subject to change. It is also continuing to evaluate the provisions of Topic 606 related to costs for obtaining customer contracts.
Business Combinations (Topic 805): Clarifying the Definition of a Business
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities is a business. The standard will be effective for the Company beginning April 1, 2018. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
Statement of Cash Flows (Topic 230): Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to report changes in cash, cash equivalents, and restricted cash. The standard will be effective for the Company beginning April 1, 2018. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The standard will be effective for the Company beginning April 1, 2018. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
Income Tax Consequences of an Intra-Entity Transfer of Assets Other Than Inventory
In October 2016, the FASB issued ASU 2016-16, Income Taxes — Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard must be adopted using a modified retrospective transition method which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. The standard will be effective for the Company beginning April 1, 2018. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
Accounting for Leases
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard will be effective for the Company beginning April 1, 2019. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

3
RECENT ACCOUNTING PRONOUNCEMENTS continued

Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes the requirement for an entity to calculate the implied fair value of goodwill (as part of step 2 of the current goodwill impairment test) in measuring a goodwill impairment loss. The standard will be effective for the Company beginning April 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this update will have on its consolidated financial statements.
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
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

4
FAIR VALUE OF FINANCIAL INSTRUMENTS continued

Level 3:
Unobservable inputs that are supported by little or no market activity, which require the Group to develop its own assumptions. The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of March 31, 2017 and 2016:

	As of March 31,
	2017	2016
Assets
Level 2
Derivative financial instruments (included in the following line items in the Combined balance sheet)
Other assets	$—	$—
Other liabilities	(10)	—
Prepaid expenses and other current assets	99	180
Accrued expenses and other liabilities	—	(4)
	$89	$176
Level 3
Contingent consideration
Other liabilities	$—	$(229)
Accrued expenses and other liabilities	(756)	(364)
	$(756)	$(593)
Total	$(667)	$(417)

The following table presents the change in level 3 instruments:
	As of March 31,
	2017	2016	2015
Opening balance	$(593)	$(1,712)	$(628)
Additions	—	—	(1,610)
Total (Losses)/gains recognized in Statement of Operations	(163)	(344)	526
Settlements	—	1,463	—
Closing balance	$(756)	$(593)	$(1,712)

Contingent consideration pertaining to the acquisition of the consulting business of Agile Technologies, LLC, a New Jersey limited liability company (“Agile”), as of December 31, 2015 has been classified under level 3 as the fair valuation of such contingent consideration has been done using one or more of the significant inputs which are not based on observable market data. The fair value of the contingent consideration was estimated using a discounted cash flow technique with significant inputs that are not observable in the market. The significant inputs not supported by market activity included the Group’s probability assessments of expected future cash flows related to its acquisition of the consulting business of Agile during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the asset purchase agreement (the “Agile Agreement”), dated December 12, 2014, as amended on January 26, 2016. The total (losses)/gains attributable to contingent consideration payable for the acquisition of the Agile business were $(163) and $(344) for the fiscal years ended March 31, 2017 and March 31, 2016.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

4
FAIR VALUE OF FINANCIAL INSTRUMENTS continued

The fair value of Derivative financial instruments is determined based on observable market inputs and valuation models. The Derivative financial instruments are valued based on valuations received from the relevant counter-party (i.e., bank). The fair value of the foreign exchange forward contract and foreign exchange par forward contract has been determined as the difference between the forward rate on the reporting date and the forward rate on the original transaction, multiplied by the transaction’s notional amount (with currency matching). The Group paid $1.1 million to Agile as earn-out consideration in the fiscal year ended March 31, 2017. The Group paid $1.5 million to Agile as earn-out consideration in the fiscal year ended March 31, 2016. The Group paid $0 to Agile as earn-out consideration in the fiscal year ended March 31, 2015.
5
PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	As of March 31,
	2017	2016
Leasehold improvements	$549	$389
Computers	6,444	5,202
Plant and Equipment	3,506	2,942
Furniture and Fixtures	2,469	2,423
Vehicles	260	215
Office Equipment	971	815
Capital Work in Progress	—	80
Total	$14,199	$12,066
Less: Accumulated depreciation	(10,540)	(8,604)
Property and Equipment, net	$3,659	$3,462

As of March 31, 2017 and 2016, the Group has hypothecated assets with net carrying value amounting to $59 and $67, respectively. Depreciation expense was $1,955, $1,080 and $859 for the fiscal years ended March 31, 2017, March 31, 2016, and March 31, 2015, respectively.
6
INTANGIBLE ASSETS

Intangible assets consist of the following:
	Weighted Average amortization period (in years)	As of March 31, 2017			As of March 31, 2016
		Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Customer contracts	3	$2,950	$(1,955)	$995	$2,950	$(1,155)	$1,795
Customer relationships	6	6,720	(1,828)	4,892	6,720	(891)	5,829
Intellectual Property Rights	3	2,299	(2,299)	—	2,251	(2,251)	—
Technology	6	3,110	(907)	2,203	3,110	(394)	2,716
Software	3	4,165	(3,547)	618	3,272	(3,129)	143
Total	4	$19,244	$(10,536)	$8,708	$18,303	$(7,820)	$10,483

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

6
INTANGIBLE ASSETS continued

All the intangible assets have finite lives and as such are subject to amortization. Amortization expense was $2,764, $2,762 and $1,566 for the fiscal years ended March 31, 2017, March 31, 2016, and March 31, 2015, respectively.
The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows:
Year ended March 31,	Future Amortization
2018	$3,261
2019	1,643
2020	1,457
2021	1,358
2022	677
Thereafter	312
Total	$8,708

7
ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL DEBTS

	As of March 31,
	2017	2016
Customers (trade)	$13,627	$22,930
Less: Allowance for doubtful receivables	(1,400)	(427)
Accounts receivables	$12,227	$22,503

The Group’s credit period for its customers generally ranges from 30 – 45 days. The Group has collectively and individually evaluated all of its accounts receivables for collectability.
	As of March 31,
	2017	2016
Opening balance	$427	$564
Current period provision	1,017	519
Reversals during current period	(32)	(668)
Foreign currency translation adjustments	(12)	12
Closing balance	$1,400	$427

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

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

8
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:
	As of March 31
	2017	2016
Prepaid expenses	$1,941	$2,020
Advance for expenses	419	715
Loans and advance to employees	117	83
Derivative financial instruments	99	180
Advance tax	1,530	1,122
Rent Deposits	1,263	1,191
Service tax	453	566
Other advances and receivables	139	318
Total	$5,961	$6,195

Advance for expenses includes foreign currency advances, travel advances and advances to suppliers. Other advances and receivables mainly include amount recoverable from statutory authorities and miscellaneous advances.
9
CAPITAL LEASE OBLIGATIONS

The Group leases vehicles under capital leases which are stated at the present value of the minimum lease payments. The gross stated amounts for such capital leases are $101 and $86 and related accumulated depreciation recorded under capital leases are $42 and $19, respectively as of March 31, 2017 and 2016. At the termination of the leases, the Group has an option to receive title to the assets at no cost or for a nominal payment.
Depreciation expenses in respect of assets held under capital leases were $25, $21 and $19 for the years ended March 31, 2017, March 31, 2016, and March 31, 2015, respectively.
The following is a schedule of the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of March 31, 2017.
Year ended March 31,	Amount
2018	$118
2019	15
2020	14
2021	7
Total minimum lease payments	$154
Less: Interest portion	17
Present value of net minimum capital leases payments	$137

The Group acquired software under a hire purchase arrangement which are stated at the present value of the minimum installment payments. The gross stated amount for such software are $ 459 and nil and related accumulated depreciation recorded are $ 23 and nil, respectively as of March, 2017 and 2016.
Depreciation expenses, in respect of assets held under hire purchase were $23 and nil for the fiscal years ended March 31, 2017, March 31, 2016 respectively.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

9
CAPITAL LEASE OBLIGATIONS continued

The following is a schedule of the future minimum installment payment under hire purchase, together with the present value of the net minimum installment payments as of March 31, 2017.
Year ended March 31,	Amount
2018	$278
2019	209
Total minimum installment payments of hire purchase	$487
Less: Interest portion	26
Present value of net minimum installments of hire purchase	$461

10
BORROWINGS

Line of Credit
On March 25, 2011, the Group entered into a secured revolving working capital line of credit facility (the “Credit Facility”) with ICICI Bank Limited (“ICICI”) under which the maximum borrowing limit is $5,000. The interest rate on the credit facility at March 31, 2016 was three-month LIBOR plus 350 basis points and increased to three-month LIBOR plus 375 basis points with the second extension of this facility described below. The interest rate was 4.75% at March 31, 2017 and 4.13% at March 31, 2016. In case of unhedged foreign currency exposure, if any, ICICI reserves the right to increase the pricing of this facility. The credit facility is guaranteed by Mastek Ltd., subject to the terms and conditions set forth in the guarantee. The credit facility initially matured on November 11, 2015.
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
On January 20, 2017, the Group paid in full the balance under this facility with proceeds from the new $10,000 receivables purchase facility with HSBC Bank USA, National Association (“HSBC”), and this facility was terminated. On payment, the guarantee by Mastek Ltd. of this facility was also terminated and the Group’s liability to Mastek Ltd. regarding this guarantee also ceased to exist.
PCFC Facilities
On June 30, 2015, the Group’s subsidiary, Majesco Software and Solutions India Pvt. Ltd. (“MSSIPL”), entered into a secured Pre Shipment in Foreign Currency and Post Shipment in Foreign Currency (“PCFC”) facility with Yes Bank under which MSSIPL may request 3 months pre-export advances and advances against export collection bills. The maximum borrowing limit is 300 million Indian

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

10
BORROWINGS continued

rupees, or approximately $4,416 at the exchange rate in effect on March 31, 2017. The interest rate on this PCFC facility is LIBOR plus 275 basis points. The interest rate on this PCFC facility is determined at the time of each advance. This PCFC facility is secured by a first pari passu charge over the current assets of MSSIPL. Excess outstanding beyond 100 million Indian rupees is to be backed by 100% goodwill fixed deposit receipts in MSSIPL or Majesco Limited. As of March 31, 2017, the Group was in compliance with the terms of this facility. On September 27, 2016, MSSIPL extended this PCFC facility to June 17, 2017.
The outstanding loans as on March 31, 2017 and 2016 are as follows:
		Outstanding as of
Date of loan	Repayable on	March 31, 2017	March 31, 2016
January 19, 2017	April 19, 2017	$1,957	$4,651
Term Loan Facility
On March 23, 2016, Majesco entered into a Loan Agreement (the “Loan Agreement”) with HSBC pursuant to which HSBC agreed to extend loans to Majesco in the amount of up to $10,000 and Majesco issued a promissory note to HSBC in the maximum principal amount of $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). The outstanding principal balance of the loan bears interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest will be payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of  $1,667 shall be due and payable semi-annually. All principal and interest outstanding under the Note shall be due and payable on March 1, 2021. The Facility is unsecured and supported by a letter of credit issued by a bank of  $10,000, which is secured by a cash pledge of the Group’s parent company, Majesco Limited. As of March 31, 2017, the Group had $10,000 outstanding under this Facility.
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

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

10
BORROWINGS continued

Majesco used the proceeds from the Facility to refinance its $3,000 term loan with Punjab National Bank (International), to fund capital expenditures and for working capital and other general corporate purposes.
Receivable Purchase Facility
On January 13, 2017, Majesco and its subsidiaries MSSI, and Cover-All Systems, jointly and severally entered into a Receivable Purchase Agreement with HSBC pursuant to which HSBC may advance funds against receivables at an agreed advance rate. The outstanding aggregate amount of all advances shall not exceed the facility limit. The facility also bears interest at two (2%) per cent plus the ninety (90) day LIBOR rate. HSBC will also receive an arrangement fee equal to .20% of the facility limit and a facility review fee equal to .20% of the facility limit. Majesco will serve as HSBC’s agent for the collection of receivables, and Majesco will collect and otherwise enforce payment of the receivables. The term of the Receivable Purchase Agreement is for a minimum period of twelve (12) months and shall continue unless terminated by either party. Either party may terminate the Receivable Purchase Agreement at any time upon sixty (60) days’ prior written notice to the other party. The Receivable Purchase Agreement will provide additional liquidity to us for working capital and other general corporate purposes. As of March 31, 2017, Majesco had $604 outstanding under this Facility. Majesco used proceeds from this facility to refinance the ICICI facility described above, to fund capital expenditures and for working capital and other general corporate purposes.
11
ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:
	As of March 31,
	2017	2016
Accrued expenses	$3,826	$4,719
Statutory payments	1,423	780
Provision for taxation	1,298	1,214
Leave encashment	3,130	1,954
Derivative financial instruments	—	4
Employee benefits	4,739	7,972
Others	495	58
Accrued expenses and other liabilities	$14,911	$16,701

12
DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information of fair values of derivative financial instruments:
	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of March 31, 2017
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$—	$99	$10	$—
Total	$0	$99	$10	$—

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
The aggregate contracted USD principal amounts of the Group’s foreign exchange forward contracts (sell) outstanding as of March 31, 2017 amounted to nil and as of March 31, 2016 amounted to $10,660.
The aggregate contracted GBP principal amounts of the Group’s foreign exchange forward contracts (sell) outstanding as of March 31, 2017 amounted to GBP 2,080 and as of March 31, 2016 amounted to nil.
The outstanding forward contracts as of March 31, 2017 mature between 1 to 12 months. As of March 31, 2017, the Group estimates that $59, net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.
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
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

12
DERIVATIVE FINANCIAL INSTRUMENTS continued

The following table provides information of the amounts of pre-tax gains/(losses) recognized in and reclassified from AOCI of derivative instruments designated as cash flow hedges:
	Amount of Gain/(Loss) recognized in AOCI (effective portion)	Amount of Gain/(Loss) reclassified from AOCI to Statement of Operations (Revenue)
For the year ended March 31, 2017
Foreign exchange forward contracts	$167	$(254)
Total	$167	$(254)
For the year ended March 31, 2016
Foreign exchange forward contracts	$(167)	$(202)
Total	$(167)	$(202)
For the year ended March 31, 2015
Foreign exchange forward contracts	$633	$543
Total	$633	$543

13
RETIREMENT BENEFIT OBLIGATION — GRATUITY

Employees of the Group who are in India, participate in a gratuity employee benefit plan sponsored by MSSIPL, which is a defined benefit plan. In India, gratuity is governed by the Payment of Gratuity Act, 1972. This plan is accounted for as multi-employer benefit plan in these combined financial statements and, accordingly, the Group’s Consolidated Balance Sheets do not reflect any assets or liabilities related to these plans. The Group’s Combined Statements of Operations includes expense allocations for these benefits. The Group considers the expense allocation methodology and results to be reasonable for all periods presented.
Plan information is as follows:
Legal name of the plan: Majesco Software & Solutions India Private Limited Employees’ Group Gratuity Assurance Scheme (C. A.)
	Year ended March 31, 2017	Year ended March 31, 2016	Year ended March 31, 2015
Group’s Total Contributions to plan	$2,957	$2,957	$1,420
	$2,957	$2,957	$1,420

Total plan assets and actuarial present value of accumulated plan benefits are as follows:
	As of March 31,
	2017	2016
Total plan assets	$2,908	$3,000
Actuarial present value of accumulated plan benefits	2,449	2,780
Total contributions received by the plan from all employers (for the period ended)	0.06	126

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

14
ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component was as follows:
	Year ended March 31, 2017			Year ended March 31, 2016			Year ended March 31, 2015
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$222	—	222	$1,884	—	1,884	$2,209	—	2,209
Change in foreign currency translation adjustments	(567)	—	(567)	(1,662)	—	(1,662)	(325)	—	(325)
Closing balance	$(345)	—	(345)	$222	—	222	$1,884	—	1,884
Unrealized gains/(losses) on cash flow hedges
Opening balance	$176	(60)	116	$545	(185)	360	$455	(155)	300
Unrealized gains/(losses) on cash flow hedges	167	(57)	110	(167)	57	(110)	633	(215)	418
Reclassified to Statement of Operations	(254)	86	(168)	(202)	69	(133)	(543)	185	(358)
Net change	$(87)	29	(58)	$(369)	126	(243)	$90	(30)	60
Closing balance	$89	(31)	58	$176	(59)	117	$545	(185)	360

15
INCOME TAXES

	Year ended March 31, 2017	Year ended March 31, 2016	Year ended March 31, 2015
United States	$(1508)	$19,189	$(3,351)
Foreign	683	(23,938)	2,559
(Loss) /Income before provision for income taxes	$(825)	$(4,749)	$(792)

The Group’s (provision)/benefit for income taxes consists of the following:
	Year ended March 31, 2017	Year ended March 31, 2016	Year ended March 31, 2015
Current:
U.S. Federal and state	$28	$753	$142
Foreign	270	238	1,004
Total current	$298	$991	$1,146
Prior Period – Current Tax:
U.S. Federal and state	$86	$49	$(410)
Foreign	$27	$—	$—
Total Prior Period – Current Tax	$113	$49	$(410)
Deferred:
U.S. Federal and state	$(366)	$(2,052)	$(1,326)
Foreign	52	(175)	449
Total deferred	$(314)	$(2,227)	$(877)
Provision for income taxes recognized in Statement of Operations	$97	$(1,187)	$(141)

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

15
INCOME TAXES continued

The total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 39.3% as follows:
	Year ended March 31, 2017	Year ended March 31, 2016	Year ended March 31, 2015
Net (loss)/income before taxes	(825)	(4,749)	(792)
Computed tax expense	(324)	(1,866)	(311)
Non-deductible expenses
– Stock based compensation & Meals &Entertainment	697	367	97
– Others	66	97	103
Valuation allowance	(228)	—	302
Tax charge/(credit) of earlier year assessed in current year	113	330	(172)
Net tax credit on R&D and Sec 199 deduction	(306)	(169)	(238)
Difference arising from different tax jurisdiction	(140)	(127)	90
Others	219	181	(12)
Total taxes recognized in Statement of Operations	97	(1,187)	(141)

Significant components of activities that gave rise to deferred tax assets and liabilities included on the Balance Sheet was as follows:
	As of March 31,
	2017	2016
Deferred tax assets/(liability):
Employee benefits	1,538	1,278
Property and equipment	38	52
Goodwill	1,120	550
Allowance for impairment of accounts receivables	385	76
Carry forwarded income tax losses	4,883	6,190
Tax credit for R&D expenses	951	645
Derivative financial instruments	(—)	(60)
Others	(1,413)	(1,835)
Gross deferred tax assets	7,502	6,896
Less: Valuation allowance	(1,628)	(1,463)
Net deferred tax assets	5,874	5,433
Current portion of deferred tax assets	2,018	1,847
Non-current portion of deferred tax assets	3,856	3,586
A valuation allowance is established attributable to deferred tax assets recognized on carry forward tax losses and tax credit for R&D expenses by the Group where, based on available evidence, it is more likely than not that they will not be realized. Significant management judgment is required in determining provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The valuation allowance is based on the Group’s estimates of taxable income by jurisdiction in which the Group operates and the period over which deferred tax assets will be recoverable. The change in valuation allowance is $165, $353 and $379 for the years ended March 31, 2017, March 31, 2016, and March 31, 2015, respectively.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

15
INCOME TAXES continued

The Group entity in Canada has recognized a valuation allowance on Deferred income tax assets recognized on carry-forward losses and tax credit for R&D expenses amounting to $1,335 and $NIL as of March 31, 2017, $1,194 and $NIL as of March 31, 2016 and $2,368 and $169 as of March 31, 2015, respectively because it is not probable that future taxable profit will be available against which these temporary difference can be utilized. These carry forward losses and tax credit for R&D expenses do not have any expiry date.
The Group entity in Thailand has recognized a valuation allowance on Deferred income tax assets recognized on carry-forward losses amounting to $293 as of March 31, 2017, $269 of March 31, 2016 and $1,032 as of March 31, 2015, respectively because it is not probable that future taxable profit will be available against which these temporary difference can be utilized. These carry forward losses are subject to expiration beginning in 2020.
Changes in unrecognized income tax benefits were as follows:
	As of March 31,
	2017	2016	2015
Opening balance	$441	$310	$172
Increase in unrecognized tax benefits – due to tax Positions taken in current period for prior periods	—	131	138
Closing balance	$441	$441	$310

As of March 31, 2017, the entire balance of unrecognized income tax benefits would affect the Group’s effective income tax rate, if recognized. Significant changes in the amount of unrecognized tax benefits are not reasonably possible within the next 12 months from the reporting date. The Group includes interest and penalties relating to unrecognized tax benefits within the provision for income taxes. The total amount of accrued interest and penalties as of March 31, 2017, 2016, and 2015 is $NIL, $NIL, and $NIL, respectively. The amount of interest and penalties expenses for the fiscal years ended March 31, 2017, 2016 and 2015 is $NIL, $NIL and $NIL, respectively.
Majesco and Majesco Software and Solutions Inc. file a consolidated income tax return, and the provision for income tax for the fiscal years ended March 31, 2017, 2016 and 2015 has been made accordingly.
There were no undistributed earnings in Majesco and its US subsidiaries as of March 31, 2017 and 2016. The remaining earnings of Majesco from its non-US subsidiaries are considered to be permanently reinvested. As of March 31, 2017 and 2016, the cumulative amounts of such undistributed earnings were $1,848 and $2,716, respectively.
The determination of the amount of the unrecognized deferred tax liability relating to undistributed earnings is not practicable because numerous possible methods could be used to facilitate the repatriation of earnings to the US, and each would require evaluation of withholding taxes, evaluation of the local taxability of dividends as well as an analysis of Majesco’s historical tax position and the ability to use foreign tax credits. Furthermore, due to Majesco’s complex legal structure, the number of jurisdictions involved, and the layers of regulatory requirements, all of which would have to be evaluated to determine the amount of allowable dividends between legal entities and ultimately to the U.S., such an effort would require significant amount of Company resources. Because any estimate would not be meaningful due to the numerous assumptions upon which it would be based, and because of the significant resources, this exercise would require, Majesco has determined that it is not practical to estimate the amount of unrecognized deferred tax liabilities.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

15
INCOME TAXES continued

In the US and India, the income tax returns are subject to examination by the appropriate tax authorities for the year ended June 30, 2010 and onwards and March 31, 2011 and onwards, respectively.
16
EMPLOYEE STOCK OPTION PLAN

Employee Stock Option Scheme of Majesco Limited — Plan 1
Certain employees of the Group participate in the Group’s parent company Majesco Limited’s employee stock option plan. The plan termed as “ESOP plan 1”, became effective June 1, 2015, the effective date of the demerger of Mastek Ltd. Group employees who were having options in the earlier ESOP plans of Mastek Ltd. have now been given options of Majesco Limited. Under the plan, Majesco Limited during the year has also granted newly issued options to the employees of MSSIPL. During the year ended March 31, 2017 37,500 options were granted. The options were granted at the market price on the grant date.
As of March 31, 2017, the total future compensation cost related to non-vested options not yet recognized in the Statement of Operations was $1,911 and the weighted average period over which these awards are expected to be recognized was 2.18 years. The weighted average remaining contractual life of options expected to vest as of March 31, 2017 is 9.19 years.
Activity in the stock options granted under the Majesco Limited ‘s stock option plans granted to Majesco’s employees during the year was as follows:
	Year Ended March 31, 2017		Year Ended March 31, 2016		Year Ended March 31, 2015
Particulars	Number of Options	Weighted Average Exercise Price*	Number of Option	Weighted Average Exercise Price*	Number of Options	Weighted Average Exercise Price*
Outstanding at the beginning of the year	2,015,401	$3.23	1,599,015	$1.45	1,337,775	$2.85
Granted during the year	37,500	7.96	825,000	5.82	848,389	2.37
Forfeited during the year	(257,705)	5.57	(147,982)	2.99	(546,805)	2.94
Expired during the year	(18,145)	2.79	(19,514)	3.37	(300)	5.07
Exercised during the year	(153,011)	1.86	(130,522)	1.75	(143,294)	2.08
Transfer adjustment	(—)	—	(110,596)	1.14	103,250	2.27
Outstanding at the end of the year	$1,624,040	$3.06	$2,015,401	$3.23	$1,599,015	$1.45
Exercisable at the end of the year	807,695	$2.18	560,417	$1.51	503,156	$2.33

*
The per share value has been converted at year end rate 1 US$ =Rs. 64.85, Rs. 66.255 and Rs. 62.50 as of March 31, 2017, 2016 and 2015, respectively.

The weighted average grant date fair values of options granted during the fiscal years ended March 31, 2017, 2016 and 2015 is $4.65, $5.70 and $2.31, respectively, per option. The weighted average grant date fair value of vested options as of March 31, 2017 and 2016 is $1.55 and $1.17, respectively, per option. The Aggregate Intrinsic Value of options outstanding is $162 and options exercisable is $70 as of March 31, 2017.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

16
EMPLOYEE STOCK OPTION PLAN continued

The Group calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions:
	As of March 31,
Variables (range)	2017	2016	2015
Expected term of share options	6 Years	6 Years	6 Years
Risk-free interest rates	7.29%	7.61%	8.70%
Expected volatility	51.16%	49.17%	47.77%
Expected dividend yield	0%	0%	2.56%
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
Summary of outstanding options as of March 31, 2017 is as follows
Exercise Price Range*	Number of shares arising out of options	Wtd. Avg. Exercise Price*	Wtd. Avg. remaining Contractual life
$0.1 – $3	970,915	1.37	7.48
$3.1 – $6	554,125	5.05	9.43
$6.1 – $7	99,000	8.49	9.88
Total	1,624,040	3.06	8.29

Summary of exercisable options as of March 31, 2017 is as follows:
Exercise Price range*	Number of shares arising out of options	Wtd. Avg. Exercise Price*	Wtd. Avg. remaining contractual life
$0.1 – $3	649,445	1.36	6.87
$3.1 – $6	136,000	5.05	2.58
$6.1 – $7	22,250	8.50	9.85
Total	807,695	2.18	7.38

*
The per share value has been converted at year end rate 1 US$ = Rs 67 as of March 31, 2017.

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

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

16
EMPLOYEE STOCK OPTION PLAN continued

•
employees who terminate their service after vesting are granted limited time to exercise their stock options (typically 30 – 90 days); and

•
stock options are nontransferable and nonhedgable.

Given our limited history with employee grants, we use the “simplified” method in estimating the expected term for our employee grants. The “simplified” method, as permitted by applicable regulations, is calculated as the average of the time-to-vesting and the contractual life of the options.
Majesco 2015 Equity Incentive Plan
In the fiscal year ended March 31, 2017, we recognized $1,324 compared to $748 in the fiscal year ended March 31, 2016, of stock-based compensation expense in our consolidated Financial Statements.
In June 2015, Majesco adopted the Majesco 2015 Equity Incentive Plan (the “2015 Plan”). Options and stock awards for the purchase of up to 3,877,263 shares may be granted by the Board of Directors to our employees, consultants and directors at an exercise or grant price determined by the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2015 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. On March 31, 2017, an aggregate of 1,004,374 shares were available for grant under the 2015 Plan.
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

•
Majesco does not anticipate paying dividends during the expected term.

	2017	2016
Expected volatility	41% – 50%	41% – 50%
Weighted-average volatility	41%	41%
Expected dividends	0	0
Expected term (in years)	3 – 5 Years	3 – 5 Years
Risk-free interest rate	0.46	0.46

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

16
EMPLOYEE STOCK OPTION PLAN continued

As of March 31, 2017, there was $$4,154 of total unrecognized compensation costs related to non-vested share-based compensation arrangements previously granted by Majesco. That cost is expected to be recognized over a weighted-average period of 3.1 years.
A summary of the outstanding common stock options under the 2015 Plan is as follows:
	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, April 1, 2015	—	$—	—	$—
Granted	2,279,882	4.81 – 7.72	9.07Years	5.24
Canceled	(100,497)	4.81 – 6.93		4.95
Balance, April 1, 2016	2,179,385	$4.81 – 7.72	9.07Years	$5.25
Granted	860,331	4.79 – 6.22	9.41Years	5.56
Exercised	(2,083)	4.92		4.92
Canceled	(168,991)	4.81 – 7.53		5.37
Balance, March 31, 2017	2,868,642	$4.79 – 7.72	8.91Years	$5.34

The options granted during fiscal 2017 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:
Number	Weighted-Average Granted	Weighted-Average Exercise Price	Fair Value
Exercise Price at Stock Price	860,331	$5.56	$2.25

The options granted during fiscal 2016 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:
	Number Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value
Exercise Price at Stock Price	2,279,882	$5.24	$2.06

Exercisable options at March 31, 2017 were as follows:
	Number of Exercisable Options	Weighted-Average Exercise Price
March 31, 2017	627,675	$5.70
March 31, 2016	163,390	$7.63
The following table summarizes information about stock options at March 31, 2017:
	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$ 4.79 − $6.20	2,590,826	9.2 Years	$5.16	471,859	$5.06
$ 7.53 − $7.72	277,816	6.7 Years	$7.01	155,816	$7.61
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
The ESPP provides employees with the right to purchase shares of common stock through payroll deductions. The total number of shares available for purchase under the ESPP is 2,000,000. The ESPP Plan became effective January 1, 2016. As of March 31, 2017, we had issued and sold 54,763 shares under the ESPP.
Warrants
As of March 31, 2017, there were warrants to purchase 334,064 shares of common stock outstanding. A summary of the terms of the outstanding warrants as of March 31, 2017 is as follows:
	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, April 1, 2015	—			—
Granted	334,064	6.84 − 7.00	1.7	6.85
Balance, March 31, 2016	334,064			$6.85
Granted	—			—
Balance, March 31, 2017	334,064			$6.85

Exercisable Warrants at March 31, 2017 were as follows:
	Number of Exercisable Warrants	Weighted-Average Exercise Price
March 31, 2017	334,064	$6.85
March 31, 2016	309,064	$6.84

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
Total employee stock option plans expenses
The total amount of compensation expense recognized in Majesco’s Statement of Operations in respect of employee stock option plans is as follows:
	Year Ended March 31, 2017	Year Ended March 31, 2016	Year Ended March 31, 2016
Cost of revenue	$360	$148	$41
Research and development expenses	118	83	8
Selling, general and administrative expenses	1,100	517	199
Total	$1,578	$748	$248

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

17
OTHER INCOME/(EXPENSES)

Other income/(expenses) consists of following:
	Year ended March 31, 2017	Year ended March 31, 2016	Year ended March 2015
(Loss) on derivative instruments not designated as hedges and ineffective portion of derivative instruments designated as hedges	$—	$—	$—
Foreign exchange gain	(108)	122	187
Others	93	167	994
Other income/(expenses)	$(15)	$289	$1,181

18
EARNINGS PER SHARE

The basic and diluted earnings/(loss) per share were as follows:
	Year ended March 31, 2017	Year ended March 31, 2016	Year ended March 31, 2015
Net income/(Loss)	$(922)	$(3,562)	$(651)
Basic weighted average outstanding equity shares	36,477,774	35,055,000	30,575,000
Adjustment for dilutive potential common stock
Options under Majesco 2015 Equity Plan
Dilutive weighted average outstanding equity shares	36,477,774	35,055,000	30,575,000
Earnings per share
Basic	$(0.02)	$(0.10)	$(0.02)
Diluted	$(0.02)	$(0.10)	$(0.02)
Basic earnings per share amounts are calculated by dividing net income for the year ended March 31, 2017, 2016 and 2015 attributable to common shareholders by the weighted average number of ordinary shares outstanding during the same periods.
Diluted earnings per share amounts are calculated by dividing the net income attributable to common shareholders by the sum of the weighted average number of ordinary shares outstanding during the periods plus the weighted average number of common shares that would be issued on the conversion of all the dilutive potential common shares into common shares.
The calculation of diluted earnings per share excluded potential equity shares and options granted to employees, as their inclusion would have been antidilutive.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

19
RELATED PARTIES TRANSACTIONS

Reimbursement of Expenses
The following tables summarize the liabilities to or by related parties:
	As of March 31, 2017	As of March 31, 2016
Net reimbursable expenses payable to Majesco Limited or Mastek Limited(1)	$622	$927

(1)
The net reimbursable expenses payable at March 31, 2017 and March 31, 2016 include employee stock option charges of Majesco Limited and various expenses which are recurring in nature and attributable to shared resources with Majesco Limited or Mastek Limited that are in the process of being separated after the Reorganization, including air travel, travel insurance, telephone costs, water charges, insurance costs, administrative personnel costs, software and hardware costs and third party license costs, less receivables from Majesco Limited or Mastek Limited for similar expenses.

Leases
MSSIPL entered into an operating lease for its operation facilities in Mahape, India, as lessee, with Majesco Limited, Majesco’ s parent company, as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $1,253. The lease is effective June 1, 2015 and expires on May 31, 2020.
MSSIPL also entered into a lease for facilities for its operations in Pune, India, with Mastek Ltd. as lessor. The lease is effective June 1, 2015 and expires on May 31, 2020. MSSIPL has also entered into a supplementary lease for its operations in Pune, India, with Mastek Ltd. as lessor. The lease is effective April 1, 2016 and expires on May 31, 2020. The approximate aggregate annual rent payable to Mastek Ltd. under these lease agreements is $394.
MSSIPL also entered into a lease for facilities for its operations in Ahmedabad, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is $2. The lease was renewed in December 1, 2015 for a new term ending on October 31, 2016, and further extended to December 31, 2016. The lease has not been renewed.
	As of March 31, 2017	As of March 31, 2016
Security deposits paid to Majesco Limited by MSSIPL for use of Mahape premises	$648	$634
Security deposits paid to Mastek Ltd. by MSSIPL for use of Pune premises	$224	$163
Security deposits paid to Mastek Ltd. by MSSIPL for use of Ahmedabad premises	$—	$1
Rental expenses paid by MSSIPL to Majesco Limited for use of premises for the years ended March 31, 2017 and March 31, 2016 was $1,259 and $ 1,066, respectively. Rental expenses paid by MSSIPL to Mastek Ltd. for use of premises for the years ended March 31, 2017 and March 31, 2016 was $397 and $272, respectively.
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
Purchase of Singapore Subsidiary
On October 31, 2015, Majesco Sdn. Bhd., a company incorporated under the laws of Malaysia and wholly-owned subsidiary of Majesco (“Majesco Malaysia”), entered into a Share Purchase Agreement with Mastek Ltd. pursuant to which Majesco Malaysia purchased from Mastek Ltd. all of the issued and outstanding shares of Mastek Asia Pacific Pte. Limited, a company incorporated under the laws of Singapore, for a total cash purchase consideration of 381,800 Singapore Dollars (USD $276,000). The acquisition closed on November 1, 2015. Mastek Asia Pacific Pte. Limited has since been renamed “Majesco Asia Pacific Pte. Limited.”
Services Agreements
On December 2, 2015, Majesco UK Limited, a company registered in England and Wales wholly owned by Majesco (“Majesco UK”), entered into a Services Agreement with Mastek UK, pursuant to which Mastek UK provides certain corporate and operational support services to Majesco UK, including managed office accommodation and facilities; managed office IT infrastructure and networks; and corporate support services, insurance coverage and subscription to professional associations and publications. The charges for these core services consist of a monthly charge of 13 UK Pounds (USD $20) and a pass through of actual costs of providing the services. Any support services by Mastek UK staff not included in the core services is charged on a basis to be determined separately between both parties but before provision of such services. Either party may at any time, by notice in writing to the other party, terminate this agreement for breach or if the other party becomes subject to insolvency issues. Either party for any reason or no reason may also terminate this agreement by providing the other party written notice of the termination ninety (90) days in advance. The Services Agreement contains customary representations, warranties and indemnities of the parties. The effective date of this Services Agreement is January 1, 2015. The expense by Majesco UK to Mastek UK under the Services Agreement for the years ended March 31, 2017 and March 31, 2016 was $138 and $203, respectively.
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

19
RELATED PARTIES TRANSACTIONS continued

Agreement contains customary representations, warranties and indemnities of the parties. The effective date of the Services Agreement is March 1, 2016. Service charges received from Digility for the years ended March 31, 2017 and March 31, 2016 was $45 and $0, respectively.
On August 2, 2016, Majesco Limited and MSSIPL entered into a master service agreement, effective as of June 30, 2016 pursuant to which MSSIPL will provide software development services to Majesco Limited. Under this agreement, MSSIPL will charge Majesco Limited cost plus a margin for the services rendered. Software development charges charged by MSSIPL under the agreement for the years ended March 31, 2017 and March 31, 2016 was $823 and $0, respectively.
Sublease
On March 1, 2016, Majesco and Digility entered into a Sublease Agreement (the “Sublease Agreement”), pursuant to which Majesco sublets the premises located on the first floor of 685 Route 202/206, Bridgewater, New Jersey to Digility. Digility will pay monthly $1 for rent to Majesco during the term of the Sublease Agreement. Digility will also reimburse Majesco for any costs charged by the landlord, Route 206 Associates, a New Jersey partnership, for additional services requested by Digility. The term of the Sublease Agreement commenced on March 1, 2016 and will expire on July 31, 2017, unless terminated at an earlier date. Either party for any reason or no reason may terminate the Sublease Agreement by providing the other party written notice of the termination thirty (30) days in advance. The Sublease Agreement contains customary representations, warranties and indemnities of the parties. Rental charges received from Digility for the years ended March 31, 2017 and March 31, 2016 was $14 and $1, respectively.
Guarantee
During the fiscal years ended March 31, 2017 and March 31, 2016, Majesco paid $213 and $0, respectively, to Majesco Limited as arrangement fees and guarantee commission for the guarantee given by Majesco Limited to HSBC and ICICI Bank for the facilities taken by Majesco and its subsidiaries.
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

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

20
SEGMENT INFORMATION continued

The following table sets forth revenues by country based on the billing address of the customer:
	Year ended March 31, 2017	Year ended March 31, 2016	Year ended March 31, 2015
USA	$107,077	$98,209	$62,084
UK	8,167	8,935	6,828
Canada	1,748	2,175	3,209
Malaysia	3,625	3,672	5,347
Thailand	0	0	448
Singapore	59	73	0
India	1,092	238	700
Others	0	0	666
	$121,768	$113,302	$79,282

The following table sets forth the Group’s property and equipment, net by geographic region:
	As of March 31,
	2017	2016
USA	$1,812	$1,668
India	1,835	1,788
United Kingdom	11	5
Malaysia	1	1
Canada	0	0
	$3,659	$3,462

We provide a significant volume of services to many customers. Therefore, a loss of a significant customer could materially reduce our revenues. The Group had no customer for the fiscal year ended March 31, 2017, one customer for the fiscal year ended March 31, 2016 and no customer for the fiscal year ended March 31, 2015 that accounted for 10% or more of total revenue. The Group had no customer as of March 31, 2017 and one customer as of March 31, 2016 that accounted for 10% or more of total accounts receivables and unbilled accounts receivable. Presented in the table below is information about our major customer:
	Year ended March 31, 2017		Year ended March 31, 2016		Year ended March 31, 2015
	Amount	% of combined revenue	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$9,106	7.5%	$11,540	10.2%	$6,884	8.7%
Accounts receivables and unbilled accounts receivable	$697	3.4%	$4,295	14.4%	$41	0.3%
Customer B
Revenue	$6,511	5.3%	$6,166	5.4%	$5,903	7.4%
Accounts receivables and unbilled accounts receivable	$243	1.2%	$923	3.1%	$378	2.8%

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

21
COMMITMENTS

Capital Commitments
The Group had outstanding contractual commitments of  $358 and $842 as of March 31, 2017 and 2016, respectively for capital expenditures relating to acquisition of property, equipment and new network infrastructure.
Operating Leases
The Group leases certain office premises under operating leases. Many of these leases include a renewal option on a periodic basis at the Group’s option, with the renewal periods extending in the range of 2 – 5 years. Rental expense for operating leases amounted to $3,348, $2,788 and $2,379 for the fiscal years ended March 31, 2017, 2016 and 2015, respectively. The schedule for future minimum rental payments over the lease term in respect of operating leases is set out below.
Year ended March 31,	Amount
2018	2,991
2019	3,003
2020	3,087
2021	709
2022	278
Beyond 5 years	701
Total minimum lease payments	$10,769

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
The following table summarizes the consideration paid in the merger of Cover-All into Majesco and the amounts of identified assets acquired and liabilities assumed at the merger date:
Fair value of consideration transferred
Common stock	$12
Additional paid-in capital	$29,708
Total consideration	$29,720

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
On October 31, 2015, Majesco Malaysia entered into a Share Purchase Agreement with Mastek Ltd. for the purchase of the issued and authorized shares of Mastek Asia Pacific Pte. Limited, which was renamed Majesco Asia Pacific Pte. Limited.
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
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

22
ACQUISITIONS continued

The following table summarizes the consideration paid to Mastek Ltd. and the amounts of identified assets acquired and liabilities assumed at the effective date:
The changes in the varying amount of goodwill are as follows:
Changes in carrying amount of the goodwill
	As of March 31, 2017	As of March 31, 2016
Opening value	$32,275	14,196
Addition of goodwill related to acquisition	—	18,079
Changes on account of current fluctuation	1
Impairment of Goodwill	(60)
Closing value	$32,216	32,275

Due to uncertainty in the future business of Majesco Asia Pacific Pte. Limited, which indicated the potential impairment of goodwill, the Group decided to impair the amount of goodwill recognized earlier in the acquisition of this entity as at March 31, 2017.
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
Pro-Forma Financial Information (Unaudited):
The following unaudited proforma financial information is presented to illustrate the estimated effect of the Cover-All merger and Mastek Asia Pacific Pte. Limited acquisition, the related financing of funds and tax effects from these transactions. The unaudited proforma information for the periods set forth below gives effect to 2015 and 2014 transactions as if they had occurred as of April 1, 2014. Majesco has a fiscal year end of March 31st and Cover-All has a fiscal year end of December 31st. The unaudited proforma financial information for the twelve months ended March 31, 2017 and March 31, 2016 reflects the Statement of Operations of Majesco for the twelve months ended March 31, 2017 and March 31, 2016 and Cover-All for the twelve months ended March 31, 2017 and March 31, 2016, respectively.
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
Until December 2014, the Group held a 90% equity interest in Vector Insurance Services LLC (“Vector”). On January 21, 2015, Vector bought back 10% shares held by the minority shareholders for a consideration of  $5. Subsequent to this buy-back, Vector signed an agreement of merger with Majesco dated February 15, 2015. The merger was effected on March 5, 2015. This merger has no impact on the Group’s financial position or results of its operations.
24
QUARTERLY RESULTS

	(Unaudited) Quarter ended
	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017
Revenue	32,554	31,046	30,012	28,156
Income/(loss) from operations	(435)	271	192	(267)
Net Income	(550)	217	209	(798)
Net income/(loss) attributable to Owners of the Company	(550)	217	209	(798)
Basic EPS	(0.02)	0.01	0.01	(0.02)
Diluted EPS	(0.02)	0.01	0.01	(0.02)
	(Unaudited) Quarter ended
	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016
Revenue	23,163	28,208	29,625	32,306
Income from operations	91	(1,540)	(2,288)	(729)
Net Income	82	(976)	(1,130)	(1,538)
Net income/(loss) attributable to Owners of the Company	82	(976)	(1,130)	(1,538)
Basic EPS	(0.00)	(0.03)	(0.03)	(0.04)
Diluted EPS	(0.00)	(0.03)	(0.03)	(0.04)

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

25
RECENT DEVELOPMENTS

On May 9, 2017, MSSIPL and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (the “Combined Facility”) pursuant to which Standard Chartered Bank agrees to a Combined Facility of up to INR 200,000,000 ($3,092,760 at exchange rates in effect on the date of the agreement).
The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of goods, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the marginal cost of funds based lending rate (“MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and be effective until repayment. Interest will accrue from the utilization date to the date of repayment or payment of that utilization.
The Working Capital Overdraft Facility and the Short Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of each disbursement and be effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date.
The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time.
The Pre Shipment Financing Under Export Orders Facility is for the purchase of raw material, processing, packing, transportation, warehousing and other expenses and overheads incurred by MSSIPL to ready goods for sale. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of utilization and be effective until repayment. Interest will accrue from the utilization date up to the repayment date.
The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MAJESCO
By:	/s/ Ketan Mehta
Ketan Mehta President and Chief Executive Officer
Date: June 16, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Ketan Mehta Ketan Mehta	President and Chief Executive Officer (Principal Executive Officer) and Director	June 16, 2017
/s/ Farid Kazani Farid Kazani	Chief Financial Officer and Treasurer (Principal Financial Officer)	June 16, 2017
/s/ Arun K. Maheshwari Arun K. Maheshwari	Director	June 16, 2017
/s/ Earl Gallegos Earl Gallegos	Director	June 16, 2017
/s/ Atul Kanagat Atul Kanagat	Director	June 16, 2017
/s/ Sudhakar Ram Sudhakar Ram	Director	June 16, 2017
/s/ Steven R. Isaac Steven R. Isaac	Director	June 16, 2017
/s/ Robert P. Restrepo Jr. Robert P. Restrepo Jr.	Director	June 16, 2017
/s/ Westley Thompson Westley Thompson	Director	June 16, 2017

EXHIBIT INDEX
2.1	Agreement and Plan of Merger, dated as of December 14, 2014, by and between Majesco and Cover-All (incorporated by reference to Exhibit 2.1 to Majesco’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the SEC on June 19, 2015)
2.2	Amendment No. 1 to Agreement and Plan of Merger dated as of February 18, 2015, by and among Majesco, Cover-All and RENN (incorporated by reference to Exhibit 2.2 to Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the SEC on June 19, 2015)
3.1	Amended and Restated Articles of Incorporation of Majesco, dated June 22, 2015, as amended (incorporated by reference to Exhibit 3.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 23, 2015)
3.2	Amended and Restated Bylaws of Majesco, dated June 22, 2015, as amended (incorporated by reference to Exhibit 3.3 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 23, 2015)
4.1	Form of common stock certificate of Majesco (incorporated by reference to Exhibit 4.1 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.1+	Form of Majesco Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.1 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.2+	Majesco 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.3+	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.4+	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.5+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.6+	Form of Employee Stock Option Scheme of Majesco Limited — Plan I (incorporated by reference to Exhibit 10.7 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.7+	Form of Option Award Letter (incorporated by reference to Exhibit 10.8 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.8+	Form of Majesco Performance Bonus Plan (incorporated by reference to Exhibit 10.9 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.9+	Form of Majesco Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.10+	Employment Letter Agreement between Majesco and Ketan Mehta, dated as of September 4, 2013 (incorporated by reference to Exhibit 10.11 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.11+	Employment Letter Agreement between Majesco and William Freitag, dated as of January 1, 2015 (incorporated by reference to Exhibit 10.12 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)

10.12+	Employment Letter Agreement between Majesco and Edward Ossie, dated December 1, 2014 (incorporated by reference to Exhibit 10.13 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.13+	Employment Letter Agreement between Majesco and Prateek Kumar, dated as of April 11, 2003 (incorporated by reference to Exhibit 10.14 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.14+	Employment Letter Agreement between Majesco and Chad Hersh, dated as of November 14, 2014 (incorporated by reference to Exhibit 10.15 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.15+	Employment Letter Agreement between Majesco and Lori Stanley, dated as of June 29, 2011(incorporated by reference to Exhibit 10.16 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.16	Credit Facility Agreement between ICICI Bank Limited (“ICICI”), New York Branch and Majesco, dated as of March 25, 2011 (incorporated by reference to Exhibit 10.19 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.17	Revolving Credit Note in Favor of ICICI dated as of March 25, 2011 (incorporated by reference to Exhibit 10.20 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.18	Security Agreement between ICICI and Majesco, dated as of March 25, 2011 (incorporated by reference to Exhibit 10.21 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.19	Guaranty Agreement between ICICI and Mastek Limited, dated as of June 10, 2012 (incorporated by reference to Exhibit 10.22 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.20	Subordination Agreement between ICICI and Majesco, dated as of March 25, 2011 (incorporated by reference to Exhibit 10.23 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.21	Asset Purchase and Sale Agreement by and among Majesco, Agile Technologies, LLC and solely with respect to Sections 7.8 and 9, William K. Freitag, John M. Johansen and Robert Buhrle, dated December 12, 2014 (incorporated by reference to Exhibit 10.27 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)(2)
10.22	Amendment No. 1 to Amendment Asset Purchase and Sale Agreement, dated as of January 1, 2015, by and among Majesco, Agile Technologies, LLC, William K. Freitag, John M. Johansen and Robert Buhrle (incorporated by reference to Exhibit 10.28 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.23	Share Purchase Agreement, dated September 15, 2014, between Mastek Limited and MajescoMastek, for shares of MajescoMastek Canada Limited (incorporated by reference to Exhibit 10.29 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.24	Business Transfer Agreement, dated January 29, 2015, between Mastek (UK) Limited and Majesco UK Limited (incorporated by reference to Exhibit 10.30 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.25	Share Purchase Agreement, dated September 18, 2014, between Mastek Limited and MajescoMastek, for shares of Mastek MSC Sdn Bhd. (incorporated by reference to Exhibit 10.31 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)

10.26	Scheme of Arrangement among Mastek Limited, Minefields Computers Limited, Majesco Software and Solutions India Private Limited and their respective shareholders and creditors (incorporated by reference to Exhibit 10.32 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)(2)
10.27+	Form of Non-Qualified Stock Option Award Agreement for the United Kingdom (incorporated by reference to Exhibit 10.32 to Majesco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the SEC on August 10, 2015)
10.28	Pre Shipment in Foreign Currency Credit Facility Agreement between Majesco Software and Solutions India Private Limited and Yes Bank Limited, dated June 30, 2015. (incorporated by reference to Exhibit 10.33 to Majesco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the SEC on August 10, 2015)
10.29	Joint Venture Agreement dated September 24, 2015, between Mastek (UK) Limited and Majesco Software and Solutions India Private Limited (incorporated by reference to Exhibit 10.34 to Majesco’s Current Report on Form 8-K, filed with the SEC on September 28, 2015)
10.30	Share Purchase Agreement dated October 31, 2015, between Mastek Limited and Majesco SDN BHD (incorporated by reference to Exhibit 10.35 to Majesco’s Current Report on Form 8-K, filed with the SEC on November 3, 2015)
10.31	Services Agreement dated December 2, 2015, between Mastek (UK) Limited and Majesco UK Limited (incorporated by reference to Exhibit 10.36 to Majesco’s Current Report on Form 8-K, filed with the SEC on December 3, 2015)
10.32	Credit Arrangement Letter dated July 27, 2015, between Majesco Software and Solutions India Private Limited and ICICI Bank Limited (incorporated by reference to Exhibit 10.37 to Majesco’s Current Report on Form 8-K, filed with the SEC on November 19, 2015)
10.33	Facility Letter dated August 28, 2015, between Majesco Software and Solutions India Private Limited and Standard Chartered Bank (incorporated by reference to Exhibit 10.38 to Majesco’s Current Report on Form 8-K, filed with the SEC on November 19, 2015)
10.34	Stock Purchase Warrant, dated June 26, 2015, issued to Michaelson Capital Special Finance Fund, LP (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 30, 2015)
10.35	Extension Letter of the Credit Facility Agreement between ICICI Bank Limited and Majesco, dated as of November 20, 2015 (incorporated by reference to Exhibit 10.40 to Majesco’s Current Report on Form 8-K, filed with the SEC on November 24, 2015)
10.36	Extension of the Guaranty Agreement between ICICI Bank Limited and Mastek Limited, dated as of November 24, 2015 (incorporated by reference to Exhibit 10.41 to Majesco’s Current Report on Form 8-K, filed with the SEC on November 24, 2015)
10.37	Second Amendment to Asset Purchase and Sale Agreement, dated as of January 26, 2016 amending the Asset Purchase and Sale Agreement by and among Agile Technologies, LLC, a New Jersey limited liability company, the members of the Seller and Majesco, dated December 12, 2014, and as amended on January 1, 2015 (incorporated by reference to Exhibit 10.42 to Majesco’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, filed with the SEC on January 29, 2016)(4)
10.38	First Amendment dated January 26, 2016 to the Employment Letter Agreement between Majesco and William Freitag, dated as of January 1, 2015 (incorporated by reference to Exhibit 10.43 to Majesco’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, filed with the SEC on January 29, 2016)
10.39	Stock Purchase Warrant, dated June 26, 2015, issued to Monarch Capital Group, LLC (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 30, 2015)
10.40	Stock Purchase Warrant, dated June 26, 2015, issued to Robert Nathan (incorporated by reference to Exhibit 10.3 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 30, 2015)

10.41	Stock Purchase Warrant, dated September 1, 2015, issued to Maxim Partners LLC (incorporated by reference to Exhibit 10.1 to Majesco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the SEC on November 3, 2015)
10.42	Extension Letter of the Credit Facility Agreement between ICICI Bank Limited and Majesco, dated as of February 11, 2016 (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on February 16, 2016)
10.43	Services Agreement, dated March 1, 2016, by and between Majesco and Digility Inc. (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on March 2, 2016)
10.44	Sublease Agreement, dated March 1, 2016, by and between Majesco and Digility Inc. (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on March 2, 2016)
10.45	Loan Agreement, dated March 23, 2016, by and between Majesco and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on March 28, 2016)
10.46	Promissory Note in favor of HSBC Bank USA, National Association, dated March 23, 2016 (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on March 28, 2016)
10.47	Credit Arrangement letter dated as of May 20, 2016 between Majesco and ICICI Bank Limited, New York Branch (incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the SEC on May 23, 2016)
10.48	Extension Letter of the Credit Facility Agreement between ICICI Bank Limited and Majesco, dated as of June 2, 2016 (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 27, 2016)
10.49	Supplemental Deed to the Deed of Corporate Guarantee between ICICI Bank Limited and Mastek Limited, dated as of June 27, 2016 (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 27, 2016)
10.50	Amended and Restated Revolving Credit Note between ICICI Bank Limited and Majesco, dated as of June 2, 2016 (incorporated by reference to Exhibit 10.3 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 27, 2016)
10.51	Master Services Agreement, dated August 2, 2016, between Majesco Limited and Majesco Software and Solutions India Private Limited (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on August 5, 2016)
10.52	Memorandum of Understanding, dated August 2, 2016, between Majesco Limited and Majesco Software and Solutions India Private Limited (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on August 5, 2016)
10.53	Addendum to Facility Letter between Yes Bank and Majesco Software and Solutions India Private Limited, dated as of September 27, 2016 (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on October 3, 2016)
10.54	Receivable Purchase Agreement, dated January 13, 2017, by and between Majesco and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on January 19, 2017)
21	Subsidiaries of Majesco(1)
23.1	Consent of MSPC Certified Public Accountants and Advisors, P.C.(1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
101.1	The following materials from Majesco’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 formatted in extensible Business Reporting Language (XBRL): (i) Consolidated and Combined Balance Sheets as of March 31, 2017 and March 31, 2016; (ii) Consolidated and Combined Statements of Operations for the fiscal years ended March 31, 2017, March 31, 2016 and March 31, 2015; (iii) Consolidated and Combined Statements of Comprehensive Income for the fiscal years ended March 31, 2017, March 31, 2016 and March 31, 2015; (iv) Consolidated and Combined Statements of Changes in Stockholders’ Equity for the fiscal year ended March 31, 2017, March 31, 2016 and March 31, 2015; (v) Consolidated and Combined Statements of Cash Flows for the fiscal years ended March 31, 2017, March 31, 2016 and March 31, 2015; and (vi) Notes to Consolidated and Combined Financial Statements

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