Form 10-Q
period 2017-06-30
Majesco
filed 2017-08-09
CIK 1626853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number: 001-37466

Majesco

(Exact Name of Registrant as Specified in Its Charter)

California (State or other jurisdiction of incorporation or organization)	77-0309142 (IRS Employer Identification No.)

412 Mount Kemble Ave. Suite 110C Morristown, NJ (Address of principal executive offices)	07960 (Zip code)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2017
Common Stock, $0.002 par value per share	36,527,566 shares

MAJESCO

●   ●   ●   ●   ●   ●   ●   ●   ●   ●

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

Majesco and Subsidiaries

Consolidated Balance Sheets (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	June 30,	March 31,
	2017	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,452	$11,635
Short term investments	818	829
Restricted cash	54	53
Accounts receivables, net	13,395	12,227
Unbilled accounts receivable	11,633	8,563
Prepaid expenses and other current assets	6,230	5,961
Total current assets	41,582	39,268
Property and equipment, net	3,418	3,659
Intangible assets, net	8,213	8,708
Deferred income tax assets	6,748	5,874
Other assets	292	289
Goodwill	32,216	32,216
Total Assets	$92,469	$90,014
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Capital lease obligations	$244	$310
Loans from banks	7,715	2,561
Accounts payable	2,721	2,923
Accrued expenses and other liabilities	13,213	14,911
Deferred revenue	11,057	10,982
Total current liabilities	34,950	31,687
Capital lease obligations, net of current portion	167	288
Term loan – bank	10,000	10,000
Other	2,225	2,191
Total Liabilities	$47,342	$44,166
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.002 per share – 50,000,000 shares authorized as of June 30, 2017 and March 31, 2017, NIL shares issued and outstanding as of June 30, 2017 and March 31, 2017	$-	$-
Common stock, par value $0.002 per share – 450,000,000 shares authorized as of June 30, 2017 and March 31, 2017; 36,527,566 shares issued and outstanding as of June 30, 2017 and 36,508,203 shares issued and outstanding as of March 31, 2017	73	73
Additional paid-in capital	72,074	71,343
Accumulated deficit	(26,932)	(25,282)
Accumulated other comprehensive loss	(88)	(286)
Total stockholders’ equity	45,127	45,848
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,469	$90,014

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Three Months ended June 30, 2017	Three Months ended June 30, 2016
Revenue	$27,922	$32,554
Cost of revenue	16,016	17,802
Gross profit	$11,906	$14,752

Operating expenses
Research and development expenses	$3,930	$4,528
Selling, general and administrative expenses	10,312	10,659
Total operating expenses	$14,242	$15,187
Income/(Loss) from operations	$(2,336)	$(435)
Interest income	6	8
Interest expense	(121)	(208)
Other (expenses), net	(43)	(2)
Income /(Loss) before provision for income taxes	$(2,494)	$(637)
(Benefit)/Provision for income taxes	(844)	(87)
Net Income/(Loss)	$(1,650)	$(550)

Earnings/(Loss) per share:
Basic	$(0.05)	$(0.02)
Diluted	$(0.05)	$(0.02)

Weighted average number of common shares outstanding
Basic	36,509,773	36,451,606
Diluted	36,509,773	36,451,606

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)
(All amounts are in thousands of US Dollars)

	Three Months ended June 30 2017	Three Months ended June 30, 2016
Net Income/(Loss)	$(1,650)	$(550)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	189	(205)
Unrealized gains/(loss) on cash flow hedges	9	(88)
Other comprehensive income (loss)	$198	$(293)
Comprehensive Income/(loss)	$(1,452)	$(843)

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(All amounts are in thousands of US Dollars)

	Three Months ended June 30, 2017	Three Months ended June 30 2016
Net cash flows from operating activities
Net Income / (Loss)	$(1,650)	$(550)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on property & equipment	563	417
Amortization of intangibles	705	695
Stock based compensation	655	322
Unrealised cash flow hedges	9	(88)
Deferred income taxes	(872)	-
Change in Assets and Liabilities:
Decrease / (increase) in accounts receivable, billed and unbilled	(4,101)	5,945
Decrease / (increase) in prepaid expenses and other current assets	(248)	445
Increase in other non-current assets	(4)	(395)
Increase / (decrease) in accounts payable	(205)	825
Decrease in accrued expenses and other liabilities	(1,706)	(2,210)
Increase in deferred revenue and other non-current liabilities	84	429
Net cash (used) from operating activities	$(6,770)	$5,835
Net cash flows from investing activities
Purchase of property and equipment	$(313)	$(797)
Purchase of intangible assets	(209)	(162)
Proceeds from sale of tangible assets	-	62
Proceeds from sale of intangible assets	-	6
Cash (used)from investments	24	(39)
Decrease in restricted cash	1	1
Net cash (used) by investing activities	$(497)	$(929)
Net cash flows from financing activities
Payment of capital lease obligations	$(188)	$(32)
Repayment of loans	-	(4,652)
Receipt of loan proceeds	5,154	8,600
Net cash generated by financing activities	$4,966	$3,916
Effect of foreign exchange rate changes on cash and cash equivalents	118	(159)
Net (decrease)/increase in cash and cash equivalents	$(2,183)	$8,663
Cash and cash equivalents, beginning of the period	11,635	5,520
Cash and cash equivalents at end of the period	$9,452	$14,183

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

1.	DESCRIPTION OF BUSINESS

Majesco is a global provider of core insurance software, consulting services and other insurance technology solutions for business transformation for the insurance industry. We offer core insurance software solutions for property and casualty/general insurance (“P&C”), life and annuity (“L&A”) and pensions group/employee benefits providers, allowing them to manage policy administration, claims management and billing functions. In addition, we offer a variety of other technology-based solutions that are designed to enable organizations to automate and innovate business processes across the end-to-end insurance value chain and comply with policies and regulations across their organizations. Our solutions enable customers to respond to evolving market needs and regulatory changes, while improving the efficiency of their core operations, thereby increasing revenues and reducing costs.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. The March 31, 2017 consolidated balance sheet was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the SEC on June 16, 2017 (the “Annual Report”), but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report.

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

For a description of all significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of the Notes to the consolidated financial statements included in our Annual Report. There have been no material changes to our significant accounting policies since the filing of the Annual Report.

c.	Principles of Consolidation

The Group’s consolidated financial statements include the accounts of Majesco and its wholly owned subsidiaries, Cover-All Systems, Inc., Majesco Canada Ltd., Majesco Software and Solutions Inc. (“MSSI”), Majesco Sdn. Bhd., Majesco UK Limited, Majesco (Thailand) Co., Ltd., Majesco Software and Solutions India Private Limited and Majesco Asia Pacific Pte Ltd. as of June 30, 2017. All material intercompany balances and transactions have been eliminated in consolidation.

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

Recent Accounting and Auditing Development

Income Taxes Balance Sheet Classification of Deferred Taxes

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

Income Tax Consequences of an Intra-Entity Transfer of Assets Other Than Inventory (Topic 740)

In October 2016, the FASB issued ASU 2016-16, Income Taxes — Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard must be adopted using a modified retrospective transition method which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. The standard will be effective for the Company beginning April 1, 2018. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

Accounting for Leases (Topic 842)

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

Simplifying the Test for Goodwill Impairment (Topic 350)

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

Emerging Growth Company

The Group is an “emerging growth company” under the federal securities laws and is subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Group has taken the advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply fully with public company accounting standards effective dates.

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of June 30, 2017 and March 31, 2017:

	As of
	June 30, 2017	March 31, 2017
Assets

Level 2
Derivative financial instruments (included in the following line items in the Consolidated balance sheets)
Prepaid expenses and other current assets	$121	$99
Other Assets	$14	-
Other Liabilities		(10)
Accrued expenses and other liabilities	(33)	-
	$102	$89
Level 3
Contingent consideration
Other liabilities	$-	$-
Accrued expenses and other liabilities	(774)	(756)
	$(774)	$(756)
Total	$(672)	$(667)

The following table presents the change in level 3 instruments:

	As of and for the three months ended
	June 30, 2017	June 30, 2016
Opening balance	$(756)	$(593)
Additions	-	-
Total (Losses)/gains recognized in Statement of Operations	(18)	(37)
Settlements	-	-
Closing balance	$(774)	$(630)

Contingent consideration pertaining to the acquisition of the consulting business of Agile Technologies, LLC, a New Jersey limited liability company (“Agile”), as of December 31, 2015 has been classified under level 3 as the fair valuation of such contingent consideration has been calculated using one or more of the significant inputs which are not based on observable market data. The fair value of the contingent consideration was estimated using a discounted cash flow technique with significant inputs that are not observable in the market. The significant inputs not supported by market activity included the Group’s probability assessments of expected future cash flows related to its acquisition of the consulting business of Agile during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the asset purchase agreement (the “Agile Agreement”) dated December 12, 2014, as amended on January 26, 2016. The fair value of the contingent consideration was estimated using a discounted cash flow technique with significant inputs that are not observable in the market. The significant inputs not supported by market activity included the Group’s probability assessments of expected future cash flows related to its acquisition of the Agile business during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the Agile Agreement, respectively.

The total (losses)/gains attributable to contingent consideration payable for the acquisition of the Agile business were $(18) and $(163) for the three months ended June 30, 2017 and the fiscal year ended March 31, 2017.

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

The Group leases vehicles and furniture under capital leases which are stated at the present value of the minimum lease payments. The gross stated amounts for such capital leases are $102 and $101 and related accumulated depreciation recorded under capital leases are $47 and $42 respectively, as of June 30, 2017 and March 31, 2017. At the termination of the leases, the Group has an option to receive title to the assets at no cost or for a nominal payment. Majesco foreclosed all the capital leases for vehicles as of June 30, 2017 and there is no further obligation against such leases.

Depreciation expenses in respect of assets held under capital leases were $5 for the three months ended June 30, 2017 compared to $7 for the three months ended June 30, 2016.

The following is a schedule of the future minimum lease payments under our capital leases, together with the present value of these net minimum lease payments as of June 30, 2017:

Year ended	Amount
2018	11
2019	-
Total minimum lease payments	$11
Less: Interest portion	1
Present value of net minimum capital leases payments	$10

 The Group acquired software under a hire purchase arrangement which is stated at the present value of the minimum instalment payments. The gross stated amount for such software is $460 and $459 and related accumulated depreciation is $45 and $23, respectively as of June 30, 2017 and Mach 31, 2017.

6.	BORROWINGS

Line of Credit

On March 25, 2011, the Group entered into a secured revolving working capital line of credit facility (the “Credit Facility”) with ICICI Bank Limited (“ICICI”) under which the maximum borrowing limit was $5,000. The interest rate on the credit facility at

March 31, 2016 was the three-month LIBOR plus 350 basis points and increased to the three-month LIBOR plus 375 basis points with the second extension of this facility described below. On January 20, 2017, the Group paid in full the balance under this facility with proceeds from a new $10,000 receivables purchase facility with HSBC Bank USA, National Association (“HSBC”) described below, and this facility was terminated. The interest rate on the credit facility was 4.75% at January 20, 2017. The credit facility was guaranteed by Mastek Ltd., subject to the terms and conditions set forth in the guarantee. The credit facility initially matured on November 11, 2015.

On November 20, 2015, the Group extended this line of credit to February 11, 2016. The facility was further extended to May 9, 2016 and again extended to May 15, 2017. Majesco paid a processing fee of $12.50 in connection with the second extension and a processing fee of $50.83 in connection with the third extension. In connection with these extensions of the Majesco line of credit, Mastek Ltd. also extended its guarantee of such line of credit. Majesco has agreed to pay a fee and indemnify Mastek Ltd. against any payments made by Mastek Ltd. in connection with this guarantee. On repayment of this facility, the guarantee by Mastek Ltd. of this facility was also terminated and the Group’s liability to Mastek Ltd. regarding this guarantee also ceased to exist.

This facility was secured by a continuing first priority lien on and security interest in, among other things, all of Majesco’s personal property and assets (both tangible and intangible), including accounts receivable, cash, certificated and uncertificated securities and proceeds of any insurance or indemnity payable to the Group with respect to the collateral. This facility contained financial covenants, as well as restrictions on, among other things, the ability of the Group to incur debt or liens; make loans and investments; enter into mergers, acquisitions and other business combinations; engage in asset sales; or amend its governing documents. This facility also restricted the Group from paying dividends upon and during the continuation of an event of default.

MSSIPL Facilities

On June 30, 2015, the Group’s subsidiary, Majesco Software and Solutions India Pvt. Ltd. (“MSSIPL”), entered into a secured Pre Shipment in Foreign Currency and Post Shipment in Foreign Currency (“PCFC”) facility with Yes Bank under which MSSIPL may request 3 months pre-export advances and advances against export collection bills. The maximum borrowing limit is 300 million Indian rupees, or approximately $4,645 at the exchange rate in effect on June 30, 2017. The interest rate on this PCFC facility is LIBOR plus 275 basis points. The interest rate on this PCFC facility is determined at the time of each advance. This PCFC facility is secured by a first pari passu charge over the current assets of MSSIPL. Excess outstanding beyond 100 million Indian rupees is to be backed by 100% goodwill fixed deposit receipts in MSSIPL or Majesco Limited. As of June 30, 2017, the Group was in compliance with the terms of this facility. On September 27, 2016, MSSIPL extended this PCFC facility to June 17, 2017. The facility is currently under review by Yes Bank for further extension.

On May 9, 2017, the Group’s subsidiary, MSSIPL, and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (the “Combined Facility”) pursuant to which Standard Chartered Bank agrees to a Combined Facility of up to 200 million Indian rupees (or approximately $3,097 at exchange rates in effect on June 30, 2017). The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of goods, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the marginal cost of funds based lending rate (“MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and be effective until repayment. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The Working Capital Overdraft Facility and the Short Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of each disbursement and be effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time.

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

The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was in compliance under the terms of this Combined Facility as of June 30, 2017.

The outstanding loan balance under this Combined Facility as of June 30, 2017 is as follows:

Date of loan	Repayable on	June 30, 2017	Rate of Interest (LIBOR + 2%)
June 08, 2017	September 06, 2017	$2,000	3.221%

Term Loan Facility

On March 23, 2016, Majesco entered into a Loan Agreement (the “Loan Agreement”) with HSBC pursuant to which HSBC agreed to extend loans to Majesco in the amount of up to $10,000 and Majesco issued a promissory note to HSBC in the maximum principal amount of $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). The outstanding principal balance of the loan bears interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest will be payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of $1,667 shall be due and payable semi-annually. All principal and interest outstanding under the Note shall be due and payable on March 1, 2021. The Facility is unsecured and supported by a letter of credit issued by a bank of $10,000, which is secured by a cash pledge of the Group’s parent company, Majesco Limited. As of June 30, 2017, the Group had $10,000 outstanding under this Facility.

The Facility contains affirmative covenants that require Majesco to furnish financial statements to HSBC and cause Majesco Limited to maintain (1) a Net Debt-to-EBITDA Ratio (as defined in the Loan Agreement) of not more than (a) 5.00 to 1.00 as of the last day of its 2017 fiscal year and (b) 2.50 to 1.00 as of the last day of each fiscal year thereafter, and (2) a Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 1.50 to 1.00 as of the last day of each fiscal year. The Facility contains restrictive covenants on Majesco, including restrictions on declaring or paying dividends upon and during the continuation of an event of default, incurring additional indebtedness, selling material portions of its assets or undertaking other substantial changes to the business, purchasing or holding securities for investment, and extending credit to any person outside the ordinary course of business. The Facility also restricts any transfer or change in, or assignment or pledge of the ownership or control of Majesco which would cause Majesco Limited to directly own less than fifty one percent (51%) of the issued and outstanding equity interests in Majesco. The Facility also restricts Majesco Limited from incurring any Net Debt (as defined in the Loan Agreement) in excess of $25,000 at any time prior to April 1, 2017. The Facility also contains customary events of default provision and indemnification provisions whereby Majesco will indemnify HSBC against all losses or damages related to the Facility, provided, however, that Majesco shall not have any indemnification obligations to HSBC for any claims caused by HSBC’s gross negligence or willful misconduct. Majesco may use the loan proceeds solely for the purpose of refinancing existing indebtedness, capital expenditures and working capital and other general corporate purposes.

Majesco used the proceeds from the Facility to refinance indebtedness, to fund capital expenditures and for working capital and other general corporate purposes.

Receivable Purchase Facility

On January 13, 2017, Majesco and its subsidiaries Majesco Software and Solutions Inc. (“MSSI”), and Cover-All Systems, jointly and severally entered into a Receivable Purchase Agreement with HSBC pursuant to which HSBC may advance funds against receivables at an agreed advance rate. The outstanding aggregate amount of all advances may not exceed a $10,000 facility limit. The facility bears interest at two (2%) per cent plus the ninety (90) day LIBOR rate. HSBC will also receive an arrangement fee equal to .20% of the facility limit and a facility review fee equal to .20% of the facility limit. Majesco will serve as HSBC’s agent for the collection of receivables, and Majesco will collect and otherwise enforce payment of the receivables. The term of the Receivable Purchase Agreement is for a minimum period of twelve (12) months and shall continue unless terminated by either party. Either party may terminate the Receivable Purchase Agreement at any time upon sixty (60) days’ prior written notice to the other party. The Receivable Purchase Agreement will provide additional liquidity to us for working capital and other general corporate purposes. As of June 30, 2017, Majesco had $5,715 outstanding under this Facility. Majesco used proceeds from this facility to refinance the ICICI facility described above, to fund capital expenditures and for working capital and other general corporate purposes.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information of fair values of derivative financial instruments:

	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of June 30, 2017
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$14	$121	$25	$8
Total	$14	$121	$25	$8

As of March 31, 2017
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$0	$99	$10	$0
	$0	$99	$10	$0

The noncurrent and current portions of derivative assets are included in ‘Other assets’ and ‘Prepaid expenses and other current assets,’ respectively, and the noncurrent and current portions of derivative liabilities are included in ‘Other liabilities’ and ‘Accrued expenses and other liabilities,’ respectively, in the consolidated balance sheet.

Cash Flow Hedges and Other Derivatives

We use foreign currency forward contracts and par forward contracts to hedge our risks associated with foreign currency fluctuations related to certain commitments and forecasted transactions. The use of hedging instruments is governed by our policies which are approved by our Board of Directors. We designate these hedging instruments as cash flow hedges. Derivative financial instruments we enter into that are not designated as hedging instruments in hedge relationships are classified as financial instruments at fair value in the statement of operations.

The aggregate contracted USD principal amounts of the Group’s foreign exchange forward contracts (sell) outstanding as of June 30, 2017 amounted to $10,500 and as of March 31, 2017 amounted to nil, respectively. The aggregate contracted Great Britain Pound (“GBP”) principal amounts of the Group’s foreign exchange forward contracts (sell) outstanding as of June 30, 2017 amounted to GBP 2,145 and as of March 31, 2017 amounted to GBP 2,080, respectively.

The outstanding forward contracts as of June 30, 2017 mature between one month and 24 months. As of June 30, 2017, the Group estimates that $68, net of tax, of the net gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 24 months.

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

The following table provides information on the amounts of pre-tax gains/(losses) recognized in and reclassified from Accumulated Other Comprehensive Income “AOCI” of derivative instruments designated as cash flow hedges:

	Amount of Gain/(Loss) recognized in AOCI (effective portion)	Amount of gain/(Loss) reclassified from AOCI to Statement of Operations (Revenue)
For the three months ended June 30, 2017
Foreign exchange forward contracts	$(14)	$(21)
Total	$(14)	$(21)

For the three months ended June 30, 2016
Foreign exchange forward contracts	$(53)	$(80)
Total	$(53)	$(80)

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component was as follows:

	Three months ended June 30, 2017			Three months ended June 30, 2016
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$(345)	$-	$(345)	$222	$—	$222
Change in foreign currency translation adjustments	189	-	189	(205)	—	(205)
Closing balance	$(156)	$-	$(156)	$17	$—	$17

Unrealized gains/(losses) on cash flow hedges
Opening balance	$89	$(30)	$59	$176	$(59)	$117
Unrealized gains/(losses) on cash flow hedges	35	(12)	23	(53)	18	(35)
Reclassified to Revenue	(21)	7	(14)	(80)	27	(53)
Net change	$14	$(5)	$9	$(133)	$45	$(88)
Closing balance	$103	$(35)	$68	$43	$(14)	$29

9.	INCOME TAXES

The Group recognized income tax provision/(benefit) of $(844), for the three months ended June 30, 2017 and recognized income tax provision/(benefit) of $(87) for the three months ended June 30, 2016. The benefit during the three months ended June 30, 2017 is mainly on account of the creation of deferred tax assets on the pre-tax income.

The effective tax rate of 34% for the three months ended June 30, 2017 differs from the statutory US federal income tax rate of 39.3% mainly due to equity-based compensation, the impact of different tax jurisdictions and over accruals of prior periods.

10.	EMPLOYEE STOCK OPTION PLAN

Majesco 2015 Equity Incentive Plan

In the three months ended June 30, 2017, we recognized $355 in equity-based compensation expense in our consolidated financial statements compared to $322 in the three months ended June 30, 2016.

In June 2015, Majesco adopted the Majesco 2015 Equity Incentive Plan (the “2015 Plan”). Under the 2015 Plan, options and stock awards for the purchase of up to 3,877,263 shares may be granted by the Compensation Committee of the Board of Directors to our employees, consultants and directors at an exercise or grant price determined by the Compensation Committee of the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2015 Plan allows the grant of restricted or unrestricted stock awards or awards denominated in stock equivalent units or any combination of the foregoing, which may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. On June 30, 2017, an aggregate of 1,059,538 shares were available for grant under the 2015 Plan.

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

-	Expected volatilities are based on peer entities as the historical volatility of Majesco’s common stock is limited.

-	In accordance with ASC 718, Majesco uses the simplified method for estimating the expected term when measuring the fair value of employee stock options using the Black-Scholes option pricing model. Majesco believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the criteria established by SAB Topic 14.

-	The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yields for an equivalent term at the time of grant.

-	Majesco does not anticipate paying dividends during the expected term.

	As of June 30,
Variables (range)	2017	2016

Expected volatility	41%–50%	41%–50%
Weighted-average volatility	41%	41%
Expected dividends	0%	0%
Expected term (in years)	3-5	3-5
Risk-free interest rate	0.46%	0.46%

As of June 30, 2017, there was $3,477 of total unrecognized compensation costs related to non-vested share-based compensation arrangements previously granted by Majesco. That cost is expected to be recognized over a weighted-average period of 2.7 years.

A summary of the outstanding common stock options under the 2015 Plan is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, April 1, 2017	2,868,642	$4.79 – 7.72	8.91years	$5.34
Granted	30,000	5.55	—	5.55
Exercised	(2,083)	4.92	—	4.92
Cancelled	(83,000)	4.81 – 7.53	—	5.29
Expired	-	-	—	-
Balance, June 30, 2017	2,813,559	$4.79 – 7.72	8.88 years	$5.33

Of the stock options outstanding, an aggregate of 1,044,022 are currently exercisable.

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

Warrants

As of June 30, 2017, there were warrants to purchase 334,064 shares of common stock outstanding. A summary of the terms of the outstanding warrants as of June 30, 2017 is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, June 30, 2017	334,064	$6.84 – 7.00	1.7	$6.85

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

Employee Stock Option Scheme of Majesco Limited — Plan 1

Certain employees of the Group participate in the Group’s parent company Majesco Limited’s employee stock option plan. The plan, termed as “ESOP plan 1,” became effective June 1, 2015, the effective date of the demerger from Mastek Ltd. Group employees who were issued options in the earlier ESOP plans of Mastek Ltd. were given options of Majesco Limited following the demerger. Under the plan, Majesco Limited also grants newly issued options to the employees of MSSIPL from time to time. During the three months ended June 30, 2017, 166,500 options were granted under ESOP plan 1 of Majesco Limited. The options were granted at the market price on the grant date.

As of June 30, 2017, the total future compensation cost related to non-vested options not yet recognized in the Statement of Operations was $1,911 and the weighted average period over which these awards are expected to be recognized was 2.56 years. The weighted average remaining contractual life of options expected to vest as of June 30, 2017 is 9.57 years.

Majesco Limited calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions:

	2017	2016
Weighted-average volatility	51.02%	51.02%
Expected dividends	0.00%	0.00%
Expected term (in years)	6 Years	6 Years
Risk-free interest rate	7.46%	7.46%

The summary of outstanding options of Majesco Limited as of June 30, 2017 is as follows:

	No of Options Outstanding	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, June 30, 2017	938,669	$ 0.1 - $3	7.21	1.37
	714,250	$3.1 - $ 6	9.61	4.95
	97,500	$6.1 - $ 7	9.63	8.49
	1,750,419

Of the stock options of Majesco Limited outstanding and held by Group employees, an aggregate of 966,453 are currently exercisable.

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

In the three months ended June 30, 2017, we accrued $(5) in incentive compensation expense in our consolidated financial statements compared to $1,327 in the three months ended June 30, 2016.

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

The ESPP provides employees with the right to purchase shares of common stock through payroll deductions. The total number of shares available for purchase under the ESPP is 2,000,000. The ESPP Plan became effective January 1, 2016. As of June 30, 2017, we had issued and sold 74,126 shares under the ESPP.

11.	EARNINGS PER SHARE

The basic and diluted earnings/(loss) per share were as follows:

	Three months ended June 30,
	2017	2016

Net Income/ (Loss)	$(1,650)	$(550)

Basic weighted average outstanding equity shares	36,509,773	36,451,606
Adjustment for dilutive potential ordinary shares
Options under Majesco 2015 Equity Plan	0	0
Dilutive weighted average outstanding equity shares	36,509,773	36,451,606

Earnings per share:
Basic	$(0.05)	$(0.02)
Diluted	$(0.05)	$(0.02)

Basic earnings per share amounts are calculated by dividing net income for the three months ended June 30, 2017 and 2016 attributable to common shareholders by the weighted average number of ordinary shares outstanding during the same periods.

Diluted earnings per share amounts are calculated by dividing the net income attributable to common shareholders by the sum of the weighted average number of ordinary shares outstanding during the three and nine months periods plus the weighted average number of common shares that would be issued on the conversion of all the dilutive potential common shares into common shares.

The calculation of diluted earnings per share excluded 2,813,559 and 2,390,787 shares and options, respectively, for the three months ended June 30, 2017 and June 30, 2016 granted to employees, as their inclusion would have been antidilutive.

12.	RELATED PARTIES TRANSACTIONS

Reimbursement of Expenses

The following tables summarize the liabilities to or by related parties:

	As of June 30, 2017	As of March 31, 2017
Net reimbursable expenses receivable /(payable) to Majesco Limited or Mastek Ltd.(1)	$134	$(622)

(1)	The net reimbursable expenses payable at June 30, 2017 and March 31, 2017 include employee stock option charges of Majesco Limited and various expenses which are recurring in nature and attributable to shared resources with Majesco Limited or Mastek Ltd. that are in the process of being separated after the Reorganization, including air travel, travel insurance, telephone costs, water charges, insurance costs, administrative personnel costs, software and hardware costs and third party license costs, less receivables from Majesco Limited or Mastek Limited for similar expenses.

Leases

MSSIPL entered into an operating lease for its operation facilities in Mahape, India, as lessee, with Majesco Limited, Majesco’ s parent company, as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $1,301. The lease is effective June 1, 2015 and expires on May 31, 2020.

MSSIPL also entered into a lease for facilities for its operations in Pune, India, with Mastek Ltd. as lessor. The lease is effective June 1, 2015 and expires on May 31, 2020. MSSIPL has also entered into a supplementary lease for its operations in Pune, India, with Mastek Ltd. as lessor. The supplementary lease is effective April 1, 2016 and expires on May 31, 2020. The approximate aggregate annual rent payable to Mastek Ltd. under these lease agreements is $409.

MSSIPL also entered into a lease for facilities for its operations in Ahmedabad, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is $2. The lease was renewed in December 1, 2015 for a new term ending on October 31, 2016, and further extended to December 31, 2016. The lease has not been renewed.

	As of June 30, 2017	As of March 31, 2017
Security deposits paid to Majesco Limited by MSSIPL for use of Mahape premises	$650	$648
Security deposits paid to Mastek Ltd. by MSSIPL for use of Pune premises	$225	$224
Security deposits paid to Mastek Ltd. by MSSIPL for use of Ahmedabad premises	$—	$—

Rental expenses paid by MSSIPL to Majesco Limited for use of premises for the three months ended June 30, 2017 and June 30, 2016 was $327 and $315, respectively. Rental expenses paid by MSSIPL to Mastek Ltd. for use of premises for the three months ended June 30, 2017 and June 30, 2016 was $103 and $74, respectively.

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

Purchase of Singapore Subsidiary

On October 31, 2015, Majesco Sdn. Bhd., a company incorporated under the laws of Malaysia and wholly-owned subsidiary of Majesco (“Majesco Malaysia”), entered into a Share Purchase Agreement with Mastek Ltd. pursuant to which Majesco Malaysia purchased from Mastek Ltd. all of the issued and outstanding shares of Mastek Asia Pacific Pte Limited, a company incorporated under the laws of Singapore, for a total cash purchase consideration of 381,800 Singapore Dollars (USD $276,000). The acquisition closed on November 1, 2015. Mastek Asia Pacific Pte Limited has since been renamed “Majesco Asia Pacific Pte Limited.”

Services Agreements

On December 2, 2015, Majesco UK Limited, a company registered in England and Wales wholly owned by Majesco (“Majesco UK”), entered into a Services Agreement with Mastek UK, pursuant to which Mastek UK provides certain corporate and operational support services to Majesco UK, including managed office accommodation and facilities; managed office IT infrastructure and networks; and corporate support services, insurance coverage and subscription to professional associations and publications. The charges for these core services consist of a monthly charge of 13 UK Pounds (USD $20) and a pass through of actual costs of providing the services. Any support services by Mastek UK staff not included in the core services is charged on a basis to be determined separately between both parties but before provision of such services. Either party may at any time, by notice in writing to the other party, terminate this agreement for breach or if the other party becomes subject to insolvency issues. Either party for any reason or no reason may also terminate this agreement by providing the other party written notice of the termination ninety (90) days in advance. The Services Agreement contains customary representations, warranties and indemnities of the parties. The effective date of this Services Agreement is January 1, 2015. The expense by Majesco UK to Mastek UK under the Services Agreement for the three months ended June 30, 2017 and June 30, 2016 was $138 and $56, respectively.

On March 1, 2016, Majesco, and Digility Inc., a Delaware corporation (“Digility”) wholly-owned by Mastek UK, entered into a Services Agreement, pursuant to which Majesco will provide certain management and operational support services to Digility, including managed office accommodation and facilities, managed office IT infrastructure and networks, and corporate support services. The charges for these services consist of an initial set-up fee of  $1, a monthly fee of  $4 and a pass through of actual costs of providing the services incurred in excess of the monthly fee. Either party may at any time, by notice in writing to the other party, terminate the Services Agreement for breach or if the other party becomes subject to insolvency issues. Either party for any reason or no reason may terminate the Services Agreement by providing the other party written notice of the termination thirty (30) days in advance. The Services Agreement contains customary representations, warranties and indemnities of the parties. The effective date of the Services Agreement is March 1, 2016. Service charges received from Digility for the three months ended June 30, 2017 and June 30, 2016 was $11 and $0, respectively.

On August 2, 2016, Majesco Limited and MSSIPL entered into a master service agreement, effective as of June 30, 2016 pursuant to which MSSIPL will provide software development services to Majesco Limited. Under this agreement, MSSIPL will charge Majesco Limited cost plus a margin for the services rendered. Software development charges charged by MSSIPL under the agreement for the three months ended June 30, 2017 and June 30, 2016 was $261 and $232 respectively.

Sublease

On March 1, 2016, Majesco and Digility entered into a Sublease Agreement (the “Sublease Agreement”), pursuant to which Majesco sublets the premises located on the first floor of 685 Route 202/206, Bridgewater, New Jersey to Digility. Digility will pay monthly $1 for rent to Majesco during the term of the Sublease Agreement. Digility will also reimburse Majesco for any costs charged by the landlord, Route 206 Associates, a New Jersey partnership, for additional services requested by Digility. The term of the Sublease Agreement commenced on March 1, 2016 and will expire on July 31, 2017, unless terminated at an earlier date. Either party for any reason or no reason may terminate the Sublease Agreement by providing the other party written notice of the termination thirty (30) days in advance. The Sublease Agreement contains customary representations, warranties and indemnities of the parties. Rental charges received from Digility for the three months ended June 30, 2017 and June 30, 2016 was $4 and $4, respectively.

Guarantee

During the three months ended June 30, 2017 and June 30, 2016, Majesco paid $12 and $319, respectively, to Majesco Limited as arrangement fees and guarantee commission for the guarantee given by Majesco Limited to HSBC and ICICI Bank for the facilities taken by Majesco and its subsidiaries.

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

The following table sets forth revenues by country based on the billing address of the customer:

	Three months ended June 30, 2017	Three months ended June 30, 2016

USA	$24,382	$28,721
UK	1,480	2,384
Canada	223	340
Malaysia	1,102	759
Thailand	-	-
Others	735	350
	$27,922	$32,554

The following table sets forth the Group’s property and equipment, net by geographic region:

	As of June 30, 2017	As of March 31, 2017
USA	$1,675	$1.812
India	1,732	1,835
Canada	-	-
UK	10	11
Malaysia	1	1
	$3,418	$3,659

We provide a significant volume of services to a number of significant customers. Therefore, the loss of a significant customer could materially reduce our revenues. The Group had no customer for the three months ended June 30, 2017, and one customer for the three months ended June 30, 2016 that accounted for 10% or more of total revenue. The Group had no customer as of June 30, 2017 and one customer as of June 30, 2016 that accounted for 10% or more of total accounts receivables and unbilled accounts receivable. Presented in the table below is information about our major customers:

	Three months ended June 30, 2017		Three months ended June 30, 2016
	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$1,696	6%	$3,722	11%
Accounts receivables and unbilled accounts receivable	$1,590	6%	$4,518	14%
Customer B
Revenue	$1,370	5%	$1,617	5%
Accounts receivables and unbilled accounts receivable	$1,102	4%	$557	2%

15.	COMMITMENTS

Capital Commitments

The Group had outstanding contractual commitments of $130 and $358 as of June 30, 2017 and March 31, 2017, respectively, for capital expenditures relating to the acquisition of property, equipment and new network infrastructure.

Operating Leases

The Group leases certain office premises under operating leases. Many of these leases include a renewal option on a periodic basis at the Group’s option, with the renewal periods ranging from 2 – 5 years. Rental expense for operating leases amounted to $864 for the three months ended June 30, 2017 compared to $763 for the three months ended June 30, 2016, respectively. The schedule for future minimum rental payments over the lease term in respect of operating leases is set out below.

Year ended March 31,	Amount
2018	$2,251
2019	3,086
2020	3,172
2021	732
2022	289
Beyond 5 years	729
Total minimum lease payments	$10,259

Facility Leases

Our subsidiary in India, MSSIPL, has entered into a lease for its operations in Mahape, India, as lessee, with Majesco Limited as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is approximately $1,301. The lease is effective June 1, 2015 and expires on May 31, 2020. MSSIPL paid Majesco Limited $327 in rent under the lease during the three months ended June 30, 2017 and $315 during the three months ended June 30, 2016. MSSIPL may terminate the lease after three years with six months’ prior written notice to Majesco Limited. Majesco Limited may terminate the lease after five years with six months’ prior written notice to MSSIPL.

MSSIPL also entered into a lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is $294. The lease is effective June 1, 2015 and expires on May 31, 2020. MSSIPL has also entered into a supplementary lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is $115. The lease is effective April 1, 2016 and expires on May 31, 2020. MSSIPL paid Mastek Ltd. $103 in rent under the lease during the three months ended June 30, 2017 and $74 in rent under the lease during the three months ended June 30, 2016. MSSIPL may terminate the lease after three years with six months’ prior written notice to Mastek Ltd. Mastek Ltd. may terminate the lease after five years.

MSSIPL also entered into a lease for its operations in Ahmedabad, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is $2. The lease was renewed in December 1, 2015 for a new term ending on December 31, 2016, and the lease has not been renewed. MSSIPL paid Mastek Ltd. $0 during the three months ended June 30, 2017 and $1 during the three months ended June 30, 2016.

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

On October 31, 2015, Majesco Sdn. Bhd. (MSC) entered into a Share Purchase Agreement with Mastek Ltd. for the purchase of the issued and authorized shares of Mastek Asia Pacific Pte Limited.

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

The following table summarizes the consideration paid to Mastek Ltd. and the amounts of identified assets acquired and liabilities assumed at the effective date:

The changes in the varying amount of goodwill are as follows:

Changes in carrying amount of the goodwill

	As of June 30, 2017	As of March 31, 2017

Opening value	$32,216	$32,275
Addition on account of currency fluctuation	-	1
Impairment of Goodwill	-	(60)
Closing value	$32,216	$32,216

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

Pro-Forma Financial Information (Unaudited):

The following unaudited pro-forma financial information is presented to illustrate the estimated effect of the Cover-All merger and Mastek Asia Pacific Pte Limited acquisition, the related financing of funds and tax effects from these transactions.

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

You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2017 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes for the quarter ended June 30, 2017 included in Part I, Item I of this report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Long-term, strong customer relationships are a key component of our success given the long-term nature of our contracts, opportunity for deeper relationships with our portfolio of solutions and the importance of customer references for new sales. Our customers range from some of the largest global tier one insurance carriers in the industry to startups, greenfields, and mid-market insurers, including specialty, mutual and regional carriers. As of June 30, 2017, we served approximately 150 insurance customers on a worldwide basis.

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

Three Months Ended June 30, 2017 Highlights

A few of our highlights of our three months ended June 30, 2017 were:

•	Revenues of $27.9 million with a gross profit of 43%;

•	$3.9 million (14% of revenue) in research and development expenses;

•	$10.3 million (37% of revenue) in sales, general and administrative expenses;

•	Net loss of $1.65 million; and

•	Adjusted EBITDA of $(0.41) million, representing (1.48) % of revenue.

Use of Non-GAAP Financial Measures

In evaluating our business, we consider and use EBITDA as a supplemental measure of operating performance. We define EBITDA as earnings before interest, taxes, depreciation and amortization. We present EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We define Adjusted EBITDA as EBITDA before equity-based compensation.

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

For an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three months ended June 30, 2017 and June 30, 2016, see “— Results of Operations — Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.”

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

On January 26, 2016, we amended the asset purchase and sale agreement with Agile and its members to amend the terms and conditions of the earn-out. The amendment added in the calculation of revenue for purposes of determining the earn-out for 2015 five percent of the initial order book revenue of Majesco software (intellectual property) deals closed by the Agile Division and 40% of revenue and EBITDA for Data Center of Excellence projects that have been signed in calendar year 2015. For determining the earn-out for 2016 and 2017, the amendment provides that the earn-out performance metrics will be determined at the Majesco level and not the Agile Division level and will be based only on revenue and EBITDA goals of Majesco as reported in Majesco’s consolidated financial statements. The amendment also provides that 50% of the earn-out in the amount of  $583,333 will be fixed with the remainder of the earn-out (the “Variable Earn-Out”) payable to Agile on a percentage basis as calculated below only if Majesco achieves 90% of corporate revenue and EBITDA goals for 2016 and 2017. No Variable Earn-Out will be payable for achieving less than 90% of the corporate revenue and EBITDA goals for 2016 and 2017, respectively, and any additional earn-out will not exceed 20% of the Variable Earn-Out. For revenue and EBITDA between 90% and 120% of Majesco’s revenue and EBITDA goals, Majesco will pay Agile a Variable Earn-Out calculated on a percentage basis. The amendment also adjusts the earn-out periods determination over a period of three years with the first year commencing on January 1, 2015 and ending on December 31, 2015; the second year commencing on April 1, 2016 and ending on March 31, 2017; and the third year commencing on April 1, 2017 and ending on March 31, 2018. We paid approximately $1.1 million and $1.5 million as earn-out to Agile in fiscal 2017 and 2016, respectively.

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

Inflation

Although we cannot accurately determine the amounts attributable thereto, our net revenues and results of operations have been affected by inflation experienced in the U.S., India and other economies in which we operate through increased costs of employee compensation and other operational expenses during the three months ended June 30, 2017 and June 30, 2016. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. However, there can be no assurance that we will be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table summarizes our consolidated statements of operations for the three months ended June 30, 2017 and June 30, 2016, including as a percentage of revenues:

Statement of Operations Data

	Three Months Ended
(U.S. Dollars; dollar amounts in thousands):	June 30, 2017%		June 30, 2016%
Total Revenues	$27,922		$32,554
Total cost of revenues	16,016	57%	17,802	55%
Total gross profit	11,906		14,752
Operating expenses:
Research and development expenses	3,930	14%	4,528	14%
Selling, general and administrative expenses	10,312	37%	10,659	33%
Restructuring costs	-		-
Total operating expenses	14,242		15,187
Income from operations	(2,336)		(435)
Interest income	6		8
Interest expense	(121)		(208)
Other income (expenses), net	(43)		(2)
Income/(Loss) before provision for income taxes	(2,494)		(637)
Income taxes (benefit)	(844)		(87)
Net income (loss)	$(1,650)	(1)%	$(550)	-

The following table represents revenues by each subsidiary and corresponding geographical region:

	Three Months Ended
(U.S. Dollars; dollar amounts in thousands):	June 30, 2017%		June 30, 2016%
Geography: North America
Legal Entity
Majesco	$7,332	26%	$7,835	24%
Majesco Software and Solutions Inc.	11,672	42%	13,439	41%
Majesco Canada Ltd., Canada	223	1%	340	1%
Cover-All Systems Inc.	5,832	21%	7,447	23%
	$25,059	90%	$29,061	89%
Geography: The United Kingdom
Legal Entity
Majesco UK Limited, UK	$1,480	5%	$2,384	7%
Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$1,102	4%	$759	3%
Majesco (Thailand) Co. Ltd., Thailand	-	-	-	-
Majesco Asia Pacific Pte Ltd., Singapore(1)	-	-	39	-
Majesco Software and Solutions India Private Limited, India	281	1%	311	1%
	$1,383	5%	$1.109	4%
Total Revenues	$27,922		$32,554

(1) Majesco Asia Pacific Pte Ltd., formerly known as Mastek Asia Pacific Pte Ltd., was acquired on November 1, 2015.

Revenues

Revenues for the three months ended June 30, 2017 were $27,922 compared to $32,554 for the three months ended June 30, 2016, reflecting a decrease of 14.2%. The decrease during the quarter was due to subscription based Cloud programs with lower implementation revenues replacing a number of on-premise P&C programs moving from implementation to support mode.

Gross Profit

Gross profit was $11,906 for the three months ended June 30, 2017 compared with $14,752 for the three months ended June 30, 2016, a decrease of 19.3%. The drop in margin has been primarily due to the decline in revenue and ramp up of resources to support revenue growth in the coming quarters. Gross profit percentage for the three months ended June 30, 2017 decreased to 42.6% from 45.3% for the three months ended June 30, 2016.

Salaries and consultant fees were $8,624 for the three months ended June 30, 2017 compared to $10,566 for the three months ended June 30, 2016. This represents a decrease of 18.38% in salaries and consultant fees. As a percentage of revenues, salaries and consultant fees decreased from 32.46% for the three months ended June 30, 2016 to 30.89% for the three months ended June 30, 2017.

Operating Expenses

Operating expenses were $14,242 for the three months ended June 30, 2017 compared to $15,187 for the three months ended June 30, 2016. The decrease in operating expenses was primarily due to a decrease in selling, general and administrative expenses of $347 and a decrease in research and development costs of $598. The decline in R&D expenses has been primarily due to the lower cost post consolidation of the Policy Platform. As a percentage of revenues, operating expenses increased to 51.0% for the three months ended June 30, 2017 from 46.7% for the three months ended June 30, 2016.

Income/(Loss) from Operations

Income/(Loss) from operations was $(2,336) for the three months ended June 30, 2017 compared to ($435) for the three months ended June 30, 2016. As a percentage of revenues, net income from operations was 8.37% for the three months ended June 30, 2017 compared to net loss of 1.34% for the three months ended June 30, 2016.

Other Income

Other income (net) was ($43) for the three months ended June 30, 2017 compared to $(2) for the three months ended June 30, 2016. The decrease is mainly due to a currency exchange loss in the three months ended June 30, 2017.

Tax provision

We recognized income tax provision/(benefit) of $(844) for the three months ended June 30, 2017 and recognized income tax provision/(benefit) of ($87) for the three months ended June 30, 2016. The benefit during the quarter is mainly on account of the creation of deferred tax assets on the losses during the quarter ended June 30, 2017.

The effective tax rate of 34% for the three months ended June 30, 2017 differs from the statutory US federal income tax rate of 39.3% mainly due to stock based compensation, R&D credit, the impact of different tax jurisdictions and under accruals of prior periods.

Net Loss

Net loss was $(1,650) for the three months ended June 30, 2017 compared to net loss of ($550) for the three months ended June 30, 2016. Net loss per share, basic and diluted, was ($0.05) and ($0.05) respectively, for the three months ended June 30 2017 compared to net loss per share, basic and diluted, of ($0.02) and ($0.02), respectively, for the three months ended June 30, 2016.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP metric, was $(413) for the three months ended June 30, 2017 compared to $999 for the three months ended June 30, 2016.

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three months ended June 30, 2017 and the three months ended June 30, 2016:

	Three Months ended
(U.S. dollars, in thousands):	June 30, 2017	June 30, 2016
Net Income (loss)	$(1,650)	$(550)

Provision (benefit) for income taxes	(844)	(87)
Depreciation and amortization	1,268	1,112
Interest expense	121	208
Less:
Interest income	(6)	(8)
Other income (expenses), net	43	2
EBITDA	$(1,068)	$677
Add:
Stock-based compensation	655	322
Adjusted EBITDA	(413)	999
Revenue	27,922	32,554
Adjusted EBITDA as a % of Revenue	(1.48)%	3.07%

Liquidity and Capital Resources

Our cash and cash equivalent and short term investments position was $10,270 at June 30, 2017 and $14,856 at June 30, 2016.

Net cash (used) /generated by operating activities was $(6,770) for the three months ended June 30, 2017 and $5,835 for the three months ended June 30, 2016. We had accounts receivable of $13,395 at June 30, 2017 and $12,227 at March 31, 2017. The overall net debt position has increased by $5.2 million during the three months ended June 30, 2017. Days outstanding are down to 82 days at the end of June 30, 2017 as compared to 67 days at the end of March 31, 2017.

Net cash used by investing activities amounted to $(497) for the three months ended June 30, 2017 compared to cash generated of $(929) for the three months ended June 30, 2016 primarily due to the purchase of property, equipment and intangible assets during the three months ended June 30, 2017.

Net cash generated by financing activities was $4,966 for the three months ended June 30, 2017, compared to net cash generated by financing activities of $3,916 for the three months ended June 30, 2016 mainly due to increased borrowings under our debt facilities.

We believe that our cash flows from operations and available borrowings are sufficient to meet our liquidity requirements for the next 12 months, including capital expenditures.

Financing Arrangements

Term Loan Facility

On March 25, 2011, we entered into a secured revolving working capital line of credit facility with ICICI Bank Limited (“ICICI”) under which the maximum borrowing limit was $5,000. The interest rate on the credit facility at March 31, 2016 was three-month LIBOR plus 350 basis points and increased to three-month LIBOR plus 375 basis points with the second extension of this facility described below. On January 20, 2017, the Group paid in full the balance under this facility with proceeds from a new $10,000 receivables purchase facility with HSBC Bank USA, National Association (“HSBC”) described below, and this facility was terminated. The interest rate was 4.75% at January 20, 2017. The credit facility was guaranteed by Mastek Ltd. subject to the terms and conditions set forth in the guarantee. The credit facility initially matured on November 11, 2015.

On November 20, 2015, we extended this line of credit to February 11, 2016. The facility was further extended to May 9, 2016 and again extended to May 15, 2017. Majesco paid a processing fee of $12.50 in connection with the second extension and a processing fee of $50.83 in connection with the third extension. In connection with these extensions of the Majesco line of credit, Mastek Ltd. also extended its guarantee of such line of credit. We have agreed to pay a fee and indemnify Mastek Ltd. against any payments made by Mastek Ltd. in connection with this guarantee. On repayment of this facility, the guarantee by Mastek Ltd. of this facility was also terminated and the Group’s liability to Mastek Ltd. regarding this guarantee also ceased to exist.

This facility is secured by a continuing first priority lien on and security interest in, among other things, all of Majesco’s personal property and assets (both tangible and intangible), including accounts receivable, cash, certificated and uncertificated securities and proceeds of any insurance or indemnity payable to us with respect to the collateral. This facility contained financial covenants, as well as restrictions on, among other things, our ability to incur debt or liens; make loans and investments; enter into mergers, acquisitions and other business combinations; engage in asset sales; or amend our governing documents. This facility also restricted us from paying dividends upon and during the continuation of an event of default.

MSSIPL Facilities

On June 30, 2015, our subsidiary, MSSIPL, entered into a secured Pre Shipment in Foreign Currency and Post Shipment in Foreign Currency (“PCFC”) facility with YES Bank under which we may request 3 months pre-export advances and advances against export collection bills. The maximum borrowing limit is 300 million Indian rupees (or approximately $4,645 at the exchange rate in effect on June 30, 2017). The interest rate on this PCFC facility is LIBOR plus 275 basis points. The interest rate on this PCFC facility is determined at the time of each advance. This PCFC facility is secured by a first pari passu charge over the current assets of MSSIPL. Excess outstanding beyond 100 million Indian rupees is to be backed by 100% goodwill fixed deposit receipts in MSSIPL or Majesco Limited. On September 27, 2016, MSSIPL extended this PCFC facility to June 17, 2017. The facility is currently under review by Yes Bank for further extension. As of June 30, 2017, we had no borrowings outstanding under this PCFC facility and were in compliance with the terms of this facility.

On May 9, 2017, the Group’s subsidiary, MSSIPL, and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (the “Combined Facility”) pursuant to which Standard Chartered Bank agrees to a Combined Facility of up to 200 million Indian rupees (or approximately $3,097 at exchange rates in effect on June 30, 2017).  The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of goods, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the marginal cost of funds based lending rate (“MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and be effective until repayment. Interest will accrue from the utilization date to the date of repayment or payment of that utilization.  The Working Capital Overdraft Facility and the Short Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of each disbursement and be effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date.  The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time.

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

The outstanding loans under this Combined Facility as of June 30, 2017 are $2,000 and we were in compliance under the terms of this Combined Facility as of June 30, 2017.

Term Loan Facility

On March 23, 2016, we entered into a Loan Agreement (the “Loan Agreement”) with HSBC pursuant to which HSBC agreed to extend loans to us in the amount of up to $10,000 and we issued a promissory note to HSBC in the maximum principal amount of $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement,” the “Facility”). The outstanding principal balance of the loan bears interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest will be payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of $1,666.67 shall be due and payable semi-annually. All principal and interest outstanding under the Note shall be due and payable on March 1, 2021. The Facility is unsecured and supported by a letter of credit issued by a bank of $10,000, which is secured by a cash pledge of our parent company, Majesco Limited. As of June 30, 2017, we had $10,000 outstanding under this Facility.

The Facility contains affirmative covenants that require us to furnish financial statements to HSBC and cause Majesco Limited to maintain (1) a Net Debt-to-EBITDA Ratio (as defined in the Loan Agreement) of not more than (a) 5.00 to 1.00 as of the last day of its 2017 fiscal year and (b) 2.50 to 1.00 as of the last day of each fiscal year thereafter, and (2) a Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 1.50 to 1.00 as of the last day of each fiscal year. The Facility contains restrictive covenants on us, including restrictions on declaring or paying dividends upon and during the continuation of an event of default, incurring additional indebtedness, selling material portions of our assets or undertaking other substantial changes to the business, purchasing or holding securities for investment, and extending credit to any person outside the ordinary course of business. The Facility also restricts any transfer or change in, or assignment or pledge of the ownership or control of Majesco which would cause Majesco Limited to directly own less than fifty one percent (51%) of the issued and outstanding equity interests in Majesco. The Facility also restricts Majesco Limited from incurring any Net Debt (as defined in the Loan Agreement) in excess of  $25,000 at any time prior to April 1, 2017. The Facility also contains customary events of default provision and indemnification provisions whereby we will indemnify HSBC against all losses or damages related to the Facility, provided, however, that we shall not have any indemnification obligations to HSBC for any claims caused by HSBC’s gross negligence or willful misconduct. We may use the loan proceeds solely for the purpose of refinancing existing indebtedness, capital expenditures and working capital and other general corporate purposes.

We used the proceeds from the Facility to refinance indebtedness, to fund capital expenditures and for working capital and other general corporate purposes.

Receivable Purchase Facility

On January 13, 2017, we and our subsidiaries MSSI, and Cover-All Systems, jointly and severally entered into a Receivable Purchase Agreement with HSBC pursuant to which HSBC may advance funds against receivables at an agreed advance rate. The outstanding aggregate amount of all advances may not exceed a $10,000 facility limit. The facility bears interest at two (2%) per cent plus the ninety (90) day LIBOR rate. HSBC will also receive an arrangement fee equal to .20% of the facility limit and a facility review fee equal to .20% of the facility limit. We will serve as HSBC’s agent for the collection of receivables, and we will collect and otherwise enforce payment of the receivables. The term of the Receivable Purchase Agreement is for a minimum period of twelve (12) months and shall continue unless terminated by either party. Either party may terminate the Receivable Purchase Agreement at any time upon sixty (60) days’ prior written notice to the other party. The Receivable Purchase Agreement will provide additional liquidity to us for working capital and other general corporate purposes. As of June 30, 2017, we had $5,715 outstanding under this Facility. We used proceeds from this facility to refinance the ICICI facility as described above, to fund capital expenditures and for working capital and other general corporate purposes.

Dividends and Redemption

We have declared and paid a cash dividend on our common stock only for our fiscal year 2000. It has otherwise been our policy to invest earnings in growth rather than distribute earnings as common stock dividends. This policy, is expected to continue, but is subject to regular review by our Board of Directors.

Contractual Obligations

In the normal course of our business, we are party to a variety of contractual obligations as summarized in our Annual Report. These contractual obligations are considered by us when assessing our liquidity requirements. There have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business. We had borrowed $2,000 under the Combined Facility, $5,715 under our receivable purchase facility and $10,000 under our term loan with HSBC at June 30, 2017, from $1,957, $604 and $10,000, respectively, on March 31, 2017.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Emerging growth company

We are an “emerging growth company” under the federal securities laws subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken the advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply fully with public company accounting standards effective dates.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We are exposed to market risk primarily due to fluctuations in foreign currency exchange rates and interest rates, each as described more fully below. We do not hold or issue derivative financial instruments for trading or speculative purposes.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and investments. We do not use derivative financial instruments to hedge our interest rate exposure. Our cash and cash equivalents and investments as of June 30, 2017 were $9,452 and $818, respectively.

We invest primarily in highly liquid, money market funds and bank fixed deposits. Because of the short-term nature of the majority of the interest-bearing securities we hold, we believe that a 10% fluctuation in the interest rates applicable to our cash and cash equivalents and investments would not have a material effect on our financial condition or results of operations.

The rate of interest on our PCFC facility, our Combined Facility, our receivable purchase facility and our term loan with HSBC which were in effect as of June 30, 2017, are variable and are based on LIBOR plus a fixed margin. As of June 30, 2017, we had $5,715 and $2,000 in borrowings outstanding under our receivable purchase facility with HSBC and under our Combined Facility with Standard Charter Bank, respectively. As of June 30, 2017, we had borrowed $10,000 under our term loan with HSBC. We believe that a 10% fluctuation in the interest rates applicable to our borrowings would not have a material effect on our financial condition or results of operations.

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

We generated approximately 12.68% and 10.73%, respectively, of our gross revenues outside of the United States for the three months ended June 30, 2017 and 2016. The effect of foreign exchange rate changes on cash and cash equivalents resulted in a gain of $118 and a loss of $(159) for the three months ended June 30, 2017 and June 30, 2016, respectively. For the three months ended June 30, 2017 and June 30, 2016, we had a foreign exchange gain/(loss) of approximately $(71) and $22, respectively.

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

The aggregate contracted U.S. dollar principal amounts of foreign exchange forward contracts (sell) outstanding as of June 30, 2017 amounted to $10,500. The aggregate contracted GBP principal amounts of foreign exchange forward contracts (sell) outstanding as of June 30, 2017 amounted to GBP 2,080. The outstanding forward contracts as of June 30, 2017 mature between 1 month to 24 months. As of June 30, 2017, we estimate that $68, net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings within the subsequent 12 months. The outstanding foreign exchange forward contracts in U.S. dollars as of June 30, 2017 are designated as in hedge relationship and there will be no impact on our statement of operations due to a strengthening or weakening of 10% in the foreign exchange rates.

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

	Noncurrent*	Current*	Noncurrent*	Current*
As of June 30, 2017
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$14	$121	$25	$8
Total	$14	$121	$25	$8

*     The noncurrent and current portions of derivative assets are included in ‘Other Assets’ and ‘Prepaid Expenses And Other Current Assets,’ respectively, and the noncurrent and current portions of derivative liabilities are included in ‘Other Liabilities’ and ‘Accrued Expenses And Other Liabilities,’ respectively in the Consolidated Balance Sheet.

For more information on foreign currency translation adjustments and cash flow hedges and other derivative financial instruments, see Notes 7 and 8 to our consolidated financial statements for the three months ended June 30, 2017.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 6.	Exhibits.

Exhibit No.	Description
10.1	Facility Letter, dated May 9, 2017, by and between Majesco Software and Solutions India Private Limited and Standard Chartered Bank (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on May 12, 2017)

10.2	Master Credit Terms with Standard Chartered Bank (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on May 12, 2017)

10.3	Unattested Memorandum of Hypothecation with Standard Chartered Bank (incorporated by reference to Exhibit 10.3 to Majesco’s Current Report on Form 8-K, filed with the SEC on May 12, 2017)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and March 31, 2017; (ii) Consolidated Statements of Operations for the three months ended June 30, 2017 and 2016 (Unaudited); (iii) Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016 (Unaudited); and (iv) Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO

Date: August 9, 2017	By:	/s/ Ketan Mehta
Ketan Mehta, President and Chief Executive Officer

Date: August 9, 2017	By:	/s/ Farid Kazani
Farid Kazani, Chief Financial Officer and Treasurer

-39-