Form 10-Q
period 2017-09-30
Majesco
filed 2017-11-07
CIK 1626853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number: 001-37466

Majesco

(Exact Name of Registrant as Specified in Its Charter)

California (State or other jurisdiction of incorporation or organization)	77-0309142 (IRS Employer Identification No.)

412 Mount Kemble Ave., Suite 110C Morristown, NJ (Address of principal executive offices)	07960 (Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2017
Common Stock, $0.002 par value per share	36,536,724 shares

MAJESCO

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Majesco and Subsidiaries

Consolidated Balance Sheets (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	September 30,	March 31,
	2017	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,268	$11,635
Short term investments	701	829
Restricted cash	53	53
Accounts receivables, net	15,505	12,227
Unbilled accounts receivable	10,656	8,563
Prepaid expenses and other current assets	7,113	5,961
Total current assets	44,296	39,268
Property and equipment, net	3,082	3,659
Intangible assets, net	7,577	8,708
Deferred income tax assets	9,202	5,874
Other assets	96	289
Goodwill	32,216	32,216
Total Assets	$96,469	$90,014
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Capital lease obligations	$137	$310
Loans from banks	7,983	2,561
Accounts payable	2,569	2,923
Accrued expenses and other liabilities	17,269	14,911
Deferred revenue	10,830	10,982
Total current liabilities	38,788	31,687
Capital lease obligations, net of current portion	197	288
Term loan – bank	10,000	10,000
Other	2,284	2,191
Total Liabilities	$51,269	$44,166
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.002 per share – 50,000,000 shares authorized as of September 30, 2017 and March 31, 2017, NIL shares issued and outstanding as of September 30, 2017 and March 31, 2017	$-	$-
Common stock, par value $0.002 per share – 450,000,000 shares authorized as of September 30, 2017 and March 31, 2017; 36,536,724 shares issued and outstanding as of September 30, 2017 and 36,508,203 shares issued and outstanding as of March 31, 2017	73	73
Additional paid-in capital	72,890	71,343
Accumulated deficit	(27,648)	(25,282)
Accumulated other comprehensive loss	(115)	(286)
Total Stockholders’ Equity	45,200	45,848
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$96,469	$90,014

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Three Months ended September 30, 2017	Three Months ended September 30, 2016	Six Months ended September 30, 2017	Six Months ended September 30, 2016

Revenue	$30,347	$31,046	$58,269	$63,600
Cost of revenue	16,738	15,589	32,754	33,391
Gross profit	$13,609	$15,457	$25,515	$30,209

Operating expenses
Research and development expenses	$4,206	$4,532	$8,135	$9,060
Selling, general and administrative expenses	10,432	10,654	20,745	21,313
Total operating expenses	$14,638	$15,186	$28,880	$30,373
Income/(Loss) from operations	$(1,029)	$271	$(3,365)	$(164)
Interest income	8	10	13	18
Interest expense	(146)	(134)	(267)	(342)
Other income (expenses), net	-	16	(44)	14
Income /(Loss) before provision for income taxes	$(1,167)	$163	$(3,663)	$(474)
(Benefit)/Provision for income taxes	(451)	(54)	(1,297)	(141)
Net Income/(Loss)	$(716)	$217	$(2,366)	$(333)

Earnings (Loss) per share:
Basic	$(0.02)	$0.01	$(0.06)	$(0.01)
Diluted	$(0.02)	$0.01	$(0.06)	$(0.01)

Weighted average number of common shares outstanding
Basic	36,527,666	36,474,139	36,518,768	36,462,934
Diluted	36,527,666	38,386,634	36,518,768	36,462,934

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)
(All amounts are in thousands of US Dollars)

	Three Months ended September 30, 2017	Three Months ended September 30, 2016	Six Months ended September 30, 2017	Six Months ended September 30, 2016
Net Income/(Loss)	$(716)	$217	$(2,366)	$(333)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	107	(164)	296	(369)
Unrealized gains/(loss) on cash flow hedges	(134)	54	(125)	(34)
Other comprehensive income (loss)	$(27)	$(110)	$171	$(403)
Comprehensive Income/(Loss)	$(743)	$107	$(2,195)	$(736)
Comprehensive income attributable to the non-controlling interest	$—	$—	$—	$—
Comprehensive Income/(Loss) attributable to Majesco	$(743)	$107	$(2,195)	$(736)

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(All amounts are in thousands of US Dollars)

	Six Months ended September 30, 2017	Six Months ended September 30, 2016
Net cash flows from operating activities
Net Loss	$(2,366)	$(333)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation on property and equipment	1,145	1,838
Amortization of intangibles	1,419	399
Stock-based compensation	1,432	634
Profit on sale of assets	(13)	(6)
Unrealised cash flow hedges	(125)	(34)
Deferred income taxes	(3,332)	(520)
Change in Assets and Liabilities:
Decrease / (increase) in accounts receivable, billed and unbilled	(4,878)	4,949
Decrease / (increase) in prepaid expenses and other current assets	(1,168)	312
Decrease / (increase) in other non-current assets	192	(58)
Increase / (decrease) in accounts payable	(351)	(519)
Increase / (decrease) in accrued expenses and other liabilities	2,095	(2,144)
(Increase) / decrease in deferred revenue and other non-current liabilities	(90)	1,103
Net cash (used) provided by operating activities	$(6,040)	$5,621
Net cash flows from investing activities
Purchase of property and equipment	$(597)	$(1,310)
Purchase of intangible assets	(286)	(165)
Proceeds from sale of tangible assets	35	66
Proceeds from the sale of (purchase of) investments	139	(1,915)
Decrease in restricted cash	-	(1)
Net cash (used) by investing activities	$(709)	$(3,325)
Net cash flows from financing activities
Payment of capital lease obligations	$(263)	$(69)
Repayment of loans	(1,957)	(7,351)
Receipt of loan proceeds	7,392	10,600
Net cash provided by financing activities	$5,172	$3,180
Effect of foreign exchange rate changes on cash and cash equivalents	210	(201)
Net (decrease)/increase in cash and cash equivalents	$(1,367)	$5,275
Cash and cash equivalents, beginning of the period	11,635	5,520
Cash and cash equivalents at end of the period	$10,268	$10,795

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

Majesco was previously 100% owned (directly or indirectly) by Mastek Ltd., a publicly traded limited company domiciled in India whose equity shares are listed on the Bombay Stock Exchange and the National Stock Exchange (India). Mastek Ltd. underwent a demerger through a scheme of arrangement under India’s Companies Act, 1956, pursuant to which its insurance related business was separated from Mastek Ltd.’s non-insurance related business and the insurance related operations of Mastek Ltd. that were not directly owned by Majesco were contributed to Majesco (the “Reorganization”). The Reorganization was completed on June 1, 2015.

Majesco, along with its subsidiaries, operates in the United States, Canada, Mexico, the United Kingdom, Malaysia, Singapore, Thailand and India (hereinafter referred to as the “Group”).

Merger with Cover-All Technologies Inc.

On June 26, 2015, Cover-All Technologies Inc. (“Cover-All”), an insurance software company listed on NYSE MKT, merged with and into Majesco in a 100% stock-for-stock merger, with Majesco surviving the merger.

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

Mastek Ltd. maintained benefit and stock-based compensation programs at the parent company level. After the demerger of Mastek Ltd., which became effective on June 1, 2015, the Group employees who participated in those programs were allotted options of Majesco’s parent company, Majesco Limited, in the same proportion in addition to the existing options of Mastek Ltd., which these employees already had. The consolidated balance sheets do not include any outstanding equity related to the stock-based compensation programs of Mastek Ltd., but include outstanding equity related to the equity-based compensation programs of Majesco Limited.

b.	Significant Accounting Policies

For a description of all significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of the Notes to the consolidated financial statements included in our Annual Report. There have been no material changes to our significant accounting policies since the filing of the Annual Report.

c.	Principles of Consolidation

The Group’s consolidated financial statements include the accounts of Majesco and its wholly owned subsidiaries, Cover-All Systems, Inc., Majesco Canada Ltd., Majesco Software and Solutions Inc. (“MSSI”), Majesco Sdn. Bhd., Majesco UK Limited, Majesco (Thailand) Co., Ltd., Majesco Software and Solutions India Private Limited and Majesco Asia Pacific Pte Ltd. as of September 30, 2017. All material intercompany balances and transactions have been eliminated in consolidation.

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

Recent Accounting and Auditing Development

Improvements on Employee Share-Based Payment Accounting

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Improvements on Employee Share-Based Payment Accounting (Topic 718)” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016 and interim periods within those years. The standard became effective for the Company on April 1, 2017. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

Subsequently, the FASB issued ASU No. 2016-08, “Principal Versus Agent Consideration (or Reporting Revenue Gross versus Net)” in March 2016, ASU No. 2016-10, Identifying Performance Obligations and Licensing in April 2016, and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients in May 2016. These amendments clarified certain aspects of Topic 606 and will also be effective for the Company for its fiscal year beginning April 1, 2018.

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

Preliminarily, the Company plans to adopt these ASUs (collectively, Topic 606) on April 1, 2018. Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented (the “Full Retrospective Method”), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the “Modified Retrospective Method”). The Company currently intends to apply the Modified Retrospective Method. Although the Company does not expect a material impact on revenues upon adoption, we expect that the new standard will expand disclosure, specifically around the quantitative and qualitative information about the Company’s underlying performance obligations.

Business Combinations (Topic 805): Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805)”: Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities is a business. The standard will be effective for the Company beginning April 1, 2018. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

Statement of Cash Flows (Topic 230): Restricted Cash

In November 2016, the FASB issued ASU 2016-18,” Statement of Cash Flows (Topic 230)”: Restricted Cash, which requires the statement of cash flows to report changes in cash, cash equivalents, and restricted cash. The standard will be effective for the Company beginning August 1, 2018. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)”: Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The standard will be effective for the Company beginning April 1, 2018. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

Income Tax Consequences of an Intra-Entity Transfer of Assets Other Than Inventory (Topic 740)

In October 2016, the FASB issued ASU 2016-16, “Income Taxes — Intra-Entity Transfers of Assets Other Than Inventory (Topic 740)”, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard must be adopted using a modified retrospective transition method which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. The standard will be effective for the Company beginning April 1, 2018. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

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

Simplifying the Test for Goodwill Impairment (Topic 350)

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, “Intangibles — Goodwill and Other (Topic 350)”: Simplifying the Test for Goodwill Impairment, which removes the requirement for an entity to calculate the implied fair value of goodwill (as part of step 2 of the current goodwill impairment test) in measuring a goodwill impairment loss. The standard will be effective for the Company beginning April 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

Emerging Growth Company

The Group is an “emerging growth company” under the federal securities laws and is subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Group has taken advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply fully with public company accounting standards effective dates.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Group’s financial instruments consist primarily of cash and cash equivalents, short term investments in time deposits, restricted cash, derivative financial instruments, accounts receivable, unbilled accounts receivable, accounts payable, contingent consideration liability and accrued liabilities. The carrying amounts of cash and cash equivalents, short term investments in time deposits, restricted cash, accounts receivable, unbilled accounts receivable, accounts payable and accrued liabilities as of the reporting date approximate their fair market value due to the relatively short period of time of original maturity tenure of these instruments.

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of September 30, 2017 and March 31, 2017:

	As of
	September 30, 2017	March 31, 2017
Assets

Level 2
Derivative financial instruments (included in the following line items in the Consolidated Balance Sheets)
Prepaid expenses and other current assets	$80	$99
Other assets	$18	-
Other liabilities	(79)	(10)
Accrued expenses and other liabilities	(120)	-
	$(101)	$89
Level 3
Contingent consideration
Other liabilities	$-	$-
Accrued expenses and other liabilities	(793)	(756)
	$(793)	$(756)
Total	$(894)	$(667)

The following table presents the change in level 3 instruments:

	As of and for the three months ended
	September 30, 2017	September 30, 2016
Opening balance	$(774)	$(630)
Additions	-	-
Total losses recognized in Statement of Operations	(19)	(40)
Settlements	-	-
Closing balance	$(793)	$(670)

	As of and for the six months ended
	September 30, 2017	September 30, 2016
Opening balance	$(756)	$(593)
Additions	-	-
Total losses recognized in Statement of Operations	(37)	(77)
Settlements	-	-
Closing balance	$(793)	$(670)

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

The total losses attributable to changes in the estimated contingent consideration payable for the acquisition of the consulting business of Agile were $(19) and $(37) for the three and six months ended September 30, 2017, respectively, and $(163) for the fiscal year ended March 31, 2017. The Group paid $1.1 million to Agile as earn-out consideration in the fiscal year ended March 31, 2017. The Group paid $1.5 million to Agile as earn-out consideration in the fiscal year ended March 31, 2016.

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

The fair value of derivative financial instruments is determined based on observable market inputs and valuation models. The derivative financial instruments are valued based on valuations received from the relevant counter-party (i.e., bank). The fair value of the foreign exchange forward contract and foreign exchange par forward contract not valued by a bank has been determined as the difference between the forward rate on the reporting date and the forward rate on the original transaction, multiplied by the transaction’s notional amount (with currency matching).

5.	CAPITAL LEASE OBLIGATIONS

The Group leases furniture under capital leases which are stated at the present value of the minimum lease payments. The gross stated amounts for such capital leases are nil and $101 and related accumulated depreciation recorded under capital leases are nil and $42, respectively, as of September 30, 2017 and March 31, 2017. At the termination of the leases, the Group has an option to receive title to the assets at no cost or for a nominal payment.

Depreciation expenses in respect of assets held under capital leases were $5 and $5 for the three and six months ended September 30, 2017 compared to $7 and $14 for the three and six months ended September 30, 2016, respectively.

The following is a schedule of the future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 30, 2017.

Period ended September 30,	Amount

2018	$1
Total minimum lease payments	$1
Less: Interest portion	-
Present value of net minimum capital leases payments	$1

 The Group acquired software under a hire purchase arrangement which is stated at the present value of the minimum instalment payments. The gross stated amount for such software is $431 and $428 and related accumulated depreciation is $64 and $21, respectively, as of September 30, 2017 and Mach 31, 2017.

Depreciation expenses in respect of assets held under hire purchase were $43 and nil for the three and six months ended September 30, 2017, compared to $nil and $nil for the three and six months September 30, 2016, respectively.

The following is a schedule of the future minimum installment payments under hire purchase, together with the present value of the net minimum installment payments as of September 30, 2017.

Period ended September 30,	Amount
2018	$209
2019	139
Total minimum installment payments of hire purchase	$348
Less: Interest portion	14
Present value of net minimum installments of hire purchase	$334

6.	BORROWINGS

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

MSSIPL Facilities

On June 30, 2015, the Group’s subsidiary, Majesco Software and Solutions India Pvt. Ltd. (“MSSIPL”), entered into a secured Pre Shipment in Foreign Currency and Post Shipment in Foreign Currency (“PCFC”) facility with Yes Bank under which MSSIPL may request 3 months pre-export advances and advances against export collection bills. The maximum borrowing limit was initially 300 million Indian rupees. The interest rate on this PCFC facility was initially LIBOR plus 275 basis points. The interest rate on this PCFC facility is determined at the time of each advance This PCFC facility is secured by a first pari passu charge over the current assets of MSSIPL. Excess outstanding beyond 100 million Indian rupees is to be backed by 100% goodwill fixed deposit receipts in MSSIPL or Majesco Limited. On September 27, 2016, MSSIPL extended this PCFC facility to June 17, 2017.

On September 13, 2017, MSSIPL entered into an addendum facility letter (the “2017 Addendum”) to its addendum facility letter dated September 27, 2016 with respect to the PCFC facility with Yes Bank dated June 30, 2015. The 2017 Addendum further extended the maturity date of the PCFC facility to May 22, 2018 and reduced the maximum borrowing limit from 300 million Indian rupees to 130 million Indian rupees, or approximately $1,991 based upon the exchange rate on September 30, 2017. There is no outstanding balance against this loan as of September 30, 2017.

In addition, the 2017 Addendum also amended the interest rate of the PCFC facility to LIBOR plus 150 basis points plus 2%. The interest rate on the PCFC facility is determined at the time of each advance.

As of September 30, 2017, the Group was in compliance with the terms of this facility.

On May 9, 2017, MSSIPL and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (the “Combined Facility”) pursuant to which Standard Chartered Bank agreed to a Combined Facility of up to 200 million Indian rupees (or approximately $3,063 at exchange rates in effect on September 30, 2017). The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of goods, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the marginal cost of funds based lending rate (“MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and be effective until repayment. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The Working Capital Overdraft Facility and the Short Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of each disbursement and be effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time. The Pre Shipment Financing Under Export Orders Facility is for the purchase of raw material, processing, packing, transportation, warehousing and other expenses and overheads incurred by MSSIPL to ready goods for sale. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of utilization and be effective until repayment. Interest will accrue from the utilization date up to the repayment date.

The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was in compliance under the terms of this Combined Facility as of September 30, 2017.

The outstanding loan balance under this Combined Facility as of September 30, 2017 is as follows:

Date of loan	Repayable on	September 30, 2017	Rate of Interest (LIBOR + 2%)
September 20, 2017	December 19, 2017	$3,032	3.326%

Term Loan Facility

On March 23, 2016, Majesco entered into a Loan Agreement (the “Loan Agreement”) with HSBC pursuant to which HSBC agreed to extend loans to Majesco in the amount of up to $10,000 and Majesco issued a promissory note to HSBC in the maximum principal amount of $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). The outstanding principal balance of the loan bears interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest will be payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of $1,667 shall be due and payable semi-annually. All principal and interest outstanding under the Note shall be due and payable on March 1, 2021. The Facility is unsecured and supported by a letter of credit issued by a bank of $10,000, which is secured by a cash pledge of the Group’s parent company, Majesco Limited. As of September 30, 2017, the Group had $10,000 outstanding under this Facility.

The Facility contains affirmative covenants that require Majesco to furnish financial statements to HSBC and cause Majesco Limited to maintain (1) a Net Debt-to-EBITDA Ratio (as defined in the Loan Agreement) of not more than (a) 5.00 to 1.00 as of the last day of its 2017 fiscal year and (b) 2.50 to 1.00 as of the last day of each fiscal year thereafter, and (2) a Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 1.50 to 1.00 as of the last day of each fiscal year. The Facility contains restrictive covenants on Majesco, including restrictions on declaring or paying dividends upon and during the continuation of an event of default, incurring additional indebtedness, selling material portions of its assets or undertaking other substantial changes to the business, purchasing or holding securities for investment, and extending credit to any person outside the ordinary course of business. The Facility also restricts any transfer or change in, or assignment or pledge of the ownership or control of Majesco which would cause Majesco Limited to directly own less than fifty one percent (51%) of the issued and outstanding equity interests in Majesco. The Facility also restricts Majesco Limited from incurring any Net Debt (as defined in the Loan Agreement) in excess of $25,000 at any time prior to April 1, 2017. The Facility also contains customary events of default provision and indemnification provisions whereby Majesco will indemnify HSBC against all losses or damages related to the Facility; provided, however, that Majesco shall not have any indemnification obligations to HSBC for any claims caused by HSBC’s gross negligence or willful misconduct. Majesco may use the loan proceeds solely for the purpose of refinancing existing indebtedness, capital expenditures and working capital and other general corporate purposes.

Receivable Purchase Facility

On January 13, 2017, Majesco and its subsidiaries Majesco Software and Solutions Inc. (“MSSI”), and Cover-All Systems, jointly and severally entered into a Receivable Purchase Agreement with HSBC pursuant to which HSBC may advance funds against receivables at an agreed advance rate. The outstanding aggregate amount of all advances may not exceed a $10,000 facility limit. The facility bears interest at two (2%) per cent plus the ninety (90) day LIBOR rate. HSBC will also receive an arrangement fee equal to 0.20% of the facility limit and a facility review fee equal to 0.20% of the facility limit. Majesco will serve as HSBC’s agent for the collection of receivables, and Majesco will collect and otherwise enforce payment of the receivables. The term of the Receivable Purchase Agreement is for a minimum period of twelve (12) months and shall continue unless terminated by either party. Either party may terminate the Receivable Purchase Agreement at any time upon sixty (60) days’ prior written notice to the other party. The Receivable Purchase Agreement will provide additional liquidity to the Group for working capital and other general corporate purposes. As of September 30, 2017, Majesco had $4,950 outstanding under this Facility. Majesco used proceeds from this facility to refinance the ICICI facility described above, to fund capital expenditures and for working capital and other general corporate purposes.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information of fair values of derivative financial instruments:

	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of September 30, 2017
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$18	$80	$79	$120
Total	$18	$80	$79	$120

As of March 31, 2017
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$-	$99	$10	$-
	$-	$99	$10	$-

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

The aggregate contracted USD principal amounts of the Group’s foreign exchange forward contracts (sell) outstanding amounted to $19,800 and nil as of September 30, 2017 and March 31, 2017, respectively. The aggregate contracted Great Britain Pound (“GBP”) principal amounts of the Group’s foreign exchange forward contracts (sell) outstanding amounted to GBP 1,815 and GBP 2,080 as of September 30, 2017 and March 31, 2017, respectively.

The outstanding forward contracts as of September 30, 2017 mature between one month and 24 months. As of September 30, 2017, the Group estimates that $66, net of tax, of the net gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 24 months.

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

The following table provides information on the amounts of pre-tax gains/(losses) recognized in and reclassified from Accumulated Other Comprehensive Income “AOCI” of derivative instruments designated as cash flow hedges:

	Amount of Gain/(Loss) recognized in AOCI (effective portion)	Amount of Gain/(Loss) reclassified from AOCI to Statement of Operations (Revenue)
For the six months ended September 30, 2017
Foreign exchange forward contracts	$(112)	$(78)
Total	$(112)	$(78)

For the six months ended September 30, 2016
Foreign exchange forward contracts	$77	$(128)
Total	$77	$(128)

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component was as follows:

	Three months ended September 30, 2017			Three months ended September 30, 2016
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$(155)	$-	$(155)	$17	$—	$17
Change in foreign currency translation adjustments	106	-	106	(164)	—	(164)
Closing balance	$(49)	$-	$(49)	$(147)	$—	$(147)

Unrealized gains/(losses) on cash flow hedges
Opening balance	$103	$(35)	$68	$43	$(60)	$(17)
Unrealized gains/(losses) on cash flow hedges	(147)	50	(97)	130	(26)	103
Reclassified to Revenue	(57)	20	(37)	(48)	43	(4)
Net change	$(204)	$70	$(134)	$82	$17	$99
Closing balance	$(101)	$35	$(66)	$125	$(43)	$82

	Six months ended September 30, 2017			Six months ended September 30, 2016
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$(345)	$-	$(345)	$222	$—	$222
Change in foreign currency translation adjustments	296	-	296	(369)	—	(369)
Closing balance	$(49)	$-	$(49)	$(147)	$—	$(147)

Unrealized gains/(losses) on cash flow hedges
Opening balance	$89	$(30)	$59	$176	$(60)	$116
Unrealized gains/(losses) on cash flow hedges	(112)	38	(74)	77	(26)	51
Reclassified to Revenue	(78)	27	(51)	(128)	43	(85)
Net change	$(190)	$65	$(125)	$(51)	$17	$(34)
Closing balance	$(101)	$35	$(66)	$125	$(43)	$82

9.	INCOME TAXES

The Group recognized income tax benefits of $(451) and $(1,297), respectively, for the three and six months ended September 30, 2017 and recognized income tax benefits of $(54) and $(141), respectively, for the three and six months ended September 30, 2016. For the six months ended September 2017, the deferred tax benefit primarily relates to the Company recognizing an increase in deferred tax assets from the anticipated future realization of net operating loss carryforwards and the reduction of deferred tax liabilities related to the amortization of intangible assets.

The effective tax rate of 39% and 35%, respectively, for the three and six months ended September 30, 2017 differs from the statutory US federal income tax rate of 39.3% mainly due the impact of different tax jurisdictions.

10.	EMPLOYEE STOCK OPTION PLAN

Majesco 2015 Equity Incentive Plan

In the three and six months ended September 30, 2017, we recognized $428 and $783, respectively, in equity-based compensation expense in our consolidated financial statements compared to $312 and $634, respectively, in the three and six months ended September 30, 2016.

In June 2015, Majesco adopted the Majesco 2015 Equity Incentive Plan (the “2015 Plan”). Under the 2015 Plan, options and stock awards for the purchase of up to 3,877,263 shares may be granted by the Compensation Committee of the Board of Directors to our employees, consultants and directors at an exercise or grant price determined by the Compensation Committee of the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2015 Plan allows the grant of restricted or unrestricted stock awards or awards denominated in stock equivalent units or any combination of the foregoing, which may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. On September 30, 2017, an aggregate of 567,374 shares were available for grant under the 2015 Plan.

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

	As of September 30,
Variables (range)	2017	2016

Expected volatility	41%–50%	41%–50%
Weighted-average volatility	41%	41%
Expected dividends	0%	0%
Expected term (in years)	3-5	3-5
Risk-free interest rate	0.46%	0.46%

As of September 30, 2017, there was $3,819 of total unrecognized compensation costs related to non-vested share-based compensation arrangements previously granted by Majesco. That cost is expected to be recognized over a weighted-average period of 2.8 years.

A summary of the outstanding common stock options under the 2015 Plan is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, April 1, 2017	2,868,642	$4.79 – 7.72	8.91years	$5.34
Granted	545,000	4.85-5.55	—	4.90
Exercised	(2,083)	4.92	—	4.92
Cancelled	(108,000)	4.92 – 6.22	—	5.76
Expired	-	-	—	-
Balance, September 30, 2017	3,303,559	$4.79 – 7.72	8.42 years	$5.25

Of the stock options outstanding, an aggregate of 1,136,586 were exercisable as of September 30, 2017.

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

Warrants

As of September 30, 2017, there were warrants to purchase 25,000 shares of common stock outstanding. A summary of the terms of the outstanding warrants as of September 30, 2017 is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, September 30, 2017	25,000	$7.00	2.9	$7.00

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

Employee Stock Option Scheme of Majesco Limited — Plan 1

Certain employees of the Group participate in the Group’s parent company Majesco Limited’s employee stock option plan. The plan, termed as “ESOP plan 1,” became effective June 1, 2015, the effective date of the demerger from Mastek Ltd. Group employees who were issued options in the earlier ESOP plans of Mastek Ltd. were given options of Majesco Limited following the demerger. Under the plan, Majesco Limited also grants newly issued options to the employees of MSSIPL from time to time. During the three months ended September 30, 2017, 15,000 options were granted under ESOP plan 1 of Majesco Limited. The options were granted at the market price on the grant date.

As of September 30, 2017, the total future compensation cost related to non-vested options not yet recognized in the Statement of Operations was $1,958 and the weighted average period over which these awards are expected to be recognized was 2.43 years. The weighted average remaining contractual life of options expected to vest as of September 30, 2017 is 9.44 years.

Majesco Limited calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions:

	2017	2016
Weighted-average volatility	49.47%	51.02%
Expected dividends	0.00%	0.00%
Expected term (in years)	6 Years	6 Years
Risk-free interest rate	6.59%	7.46%

The summary of outstanding options of Majesco Limited as of September 30, 2017 is as follows:

	No of Options Outstanding	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, September 30, 2017	907,213	$0.1 - $3	6.99	1.42
	708,625	$3.1 - $6	9.40	5.08
	80,750	$6.1 - $7	9.39	8.72
	1,696,588

Of the stock options of Majesco Limited outstanding and held by Group employees, an aggregate of 1,049,497 are currently exercisable.

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

During the three and six months ended September 30, 2017, we accrued $1,179 and $1,174, respectively, in incentive compensation expense in our consolidated financial statements compared to $1,765 and $3,092, respectively, during the three and six months ended September 30, 2016.

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

The ESPP provides employees with the right to purchase shares of common stock through payroll deductions. The total number of shares available for purchase under the ESPP is 2,000,000. The ESPP Plan became effective January 1, 2016. As of September 30, 2017, we had issued and sold 83,284 shares under the ESPP.

11.	EARNINGS PER SHARE

The basic and diluted earnings/(loss) per share were as follows:

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016

Net Income/ (Loss)	$(716)	$217	$(2,366)	$(333)

Basic weighted average outstanding equity shares	36,527,666	36,474,139	36,518,768	36,462,934
Adjustment for dilutive potential ordinary shares
Options under Majesco 2015 Equity Incentive Plan	0	1,912,495	0	0
Dilutive weighted average outstanding equity shares	36,527,666	38,386,634	36,518,768	36,462,934

Earnings per share:
Basic	$(0.02)	$0.01	$(0.06)	$(0.01)
Diluted	$(0.02)	$0.01	$(0.06)	$(0.01)

Basic earnings per share amounts are calculated by dividing net income for the three and six months ended September 30, 2017 and 2016 attributable to common shareholders by the weighted average number of ordinary shares outstanding during the same periods.

Diluted earnings per share amounts are calculated by dividing the net income attributable to common shareholders by the sum of the weighted average number of ordinary shares outstanding during the three and six months periods plus the weighted average number of common shares that would be issued on the conversion of all the dilutive potential common shares into common shares.

The calculation of diluted earnings per share excluded 3,303,559 shares and 3,303,559 options for the three and six months ended September 30, 2017 and 575,816 shares and 2,629,975 options for the three and six months ended September 30, 2016 granted to employees, as their inclusion would have been antidilutive.

12.	RELATED PARTIES TRANSACTIONS

Reimbursement of Expenses

The following tables summarize the liabilities to or by related parties:

	As of September 30, 2017	As of March 31, 2017
Net reimbursable expenses payable to Majesco Limited or Mastek Ltd.(1)	$(307)	$(622)

(1)	The net reimbursable expenses payable at September 30, 2017 and March 31, 2017 include employee stock option charges of Majesco Limited and various expenses which are recurring in nature and attributable to shared resources with Majesco Limited or Mastek Ltd. that are in the process of being separated after the Reorganization, including air travel, travel insurance, telephone costs, water charges, insurance costs, administrative personnel costs, software and hardware costs and third party license costs, less receivables from Majesco Limited or Mastek Limited for similar expenses.

Leases

MSSIPL entered into an operating lease for its operation facilities in Mahape, India, as lessee, with Majesco Limited, Majesco’ s parent company, as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $1,303. The lease became effective on June 1, 2015 and expires on May 31, 2020.

MSSIPL also entered into a lease for facilities for its operations in Pune, India, with Mastek Ltd. as lessor. The lease became effective on June 1, 2015 and expires on May 31, 2020. MSSIPL has also entered into a supplementary lease for its operations in Pune, India, with Mastek Ltd. as lessor. The supplementary lease became effective on April 1, 2016 and expires on May 31, 2020. The approximate aggregate annual rent payable to Mastek Ltd. under the foregoing lease agreements is $409.

	As of September 30, 2017	As of March 31, 2017
Security deposits paid to Majesco Limited by MSSIPL for use of Mahape premises	$643	$648
Security deposits paid to Mastek Ltd. by MSSIPL for use of Pune premises	$202	$224

Rental expenses paid by MSSIPL to Majesco Limited for use of premises for the three and six months ended September 30, 2017 were $326 and $653, respectively. Rental expenses paid by MSSIPL to Mastek Ltd. for use of premises for the three and six months ended September 30, 2017 were $102 and $205, respectively.

Joint Venture Agreement

On September 24, 2015, MSSIPL and Mastek (UK) Limited, a wholly owned subsidiary of Mastek Ltd. (“Mastek UK”), entered into a Joint Venture Agreement (the “Joint Venture Agreement”) pursuant to which the two companies agreed to work together to deliver services to third parties, which services comprise the delivery of development, integration and support services to third parties by use of Mastek Ltd.’s development, integration and support methodologies and tools. The Joint Venture Agreement became effective on September 24, 2015 and will remain in force, unless terminated by either party upon three months’ notice in writing to the other of its intention to terminate the Joint Venture Agreement. The consideration for each party’s performance of its obligations under the Joint Venture Agreement is the performance of the other’s obligations under the same agreement, being services to the other. The services comprise, in the case of Mastek Ltd., Mastek Ltd.’s development, integration and support methodologies and tools and business development services. In the case of MSSIPL, the services comprise the provision of leading edge technical expertise and advice. The parties will also exchange technical and business information.

Services Agreements

On December 2, 2015, Majesco UK Limited, a company registered in England and Wales wholly owned by Majesco (“Majesco UK”), entered into a Services Agreement (the “UK Services Agreement”) with Mastek UK, pursuant to which Mastek UK provides certain corporate and operational support services to Majesco UK, including managed office accommodation and facilities; managed office IT infrastructure and networks; and corporate support services, insurance coverage and subscription to professional associations and publications. The charges for these core services consist of a monthly charge of 13 UK Pounds (USD $20) and a pass through of actual costs of providing the services. Any support services by Mastek UK staff not included in the core services are charged on a basis to be determined separately between both parties but before provision of such services. Either party may at any time, by notice in writing to the other party, terminate the UK Services Agreement for breach or if the other party becomes subject to insolvency issues. Either party for any reason or no reason may also terminate the UK Services Agreement by providing the other party written notice of the termination ninety (90) days in advance. The UK Services Agreement contains customary representations, warranties and indemnities of the parties. The effective date of the UK Services Agreement is January 1, 2015. The charge by Majesco UK to Mastek UK under the UKServices Agreement for the three and six months ended September 30, 2017 was nil and nil, respectively, and $51 and $107, respectively, for the three and six months ended September 30, 2016.

On March 1, 2016, Majesco, and Digility Inc., a Delaware corporation (“Digility”) and wholly-owned by Mastek UK, entered into a Services Agreement (the “Digility Services Agreement”), pursuant to which Majesco will provide certain management and operational support services to Digility, including managed office accommodation and facilities, managed office IT infrastructure and networks, and corporate support services. The charges for these services consist of an initial set-up fee of  $1, a monthly fee of  $4 and a pass through of actual costs of providing the services incurred in excess of the monthly fee. Either party may at any time, by notice in writing to the other party, terminate the Digility Services Agreement for breach or if the other party becomes subject to insolvency issues. Either party for any reason or no reason may terminate the Digility Services Agreement by providing the other party written notice of the termination thirty (30) days in advance. The Digility Services Agreement contains customary representations, warranties and indemnities of the parties. The effective date of the Digility Services Agreement is March 1, 2016. Service charges received from Digility for the three and six months ended September 30, 2017 were $8 and $19, respectively, and $11 and $0, respectively, for the three and six months ended September 30, 2016.

On August 2, 2016, Majesco Limited and MSSIPL entered into a master service agreement, effective as of June 30, 2016, pursuant to which MSSIPL will provide software development services to Majesco Limited. Under this agreement, MSSIPL will charge Majesco Limited cost plus a margin for the services rendered. Software development charges charged by MSSIPL under the agreement for the three and six months ended September 30, 2017 were $269 and $530, respectively, and $261 and $493 for the three and six months ended September 30, 2016, respectively.

Sublease

On March 1, 2016, Majesco and Digility entered into a Sublease Agreement (the “Sublease Agreement”), pursuant to which Majesco sublets the premises located on the first floor of 685 Route 202/206, Bridgewater, New Jersey to Digility. Digility will pay monthly $1 for rent to Majesco during the term of the Sublease Agreement. Digility will also reimburse Majesco for any costs charged by the landlord, Route 206 Associates, a New Jersey partnership, for additional services requested by Digility. The term of the Sublease Agreement commenced on March 1, 2016 and expired on July 31, 2017. Either party for any reason or no reason may terminate the Sublease Agreement by providing the other party written notice of the termination thirty (30) days in advance. The Sublease Agreement contains customary representations, warranties and indemnities of the parties. Rental charges received from Digility for the three and six months ended September 30, 2017 were $1 and $5, respectively, and for the three and six months ended September 30, 2016 were $4 and $8, respectively.

Guarantee

During the three and six months ended September 30, 2017, Majesco paid $13 and $25, respectively, to Majesco Limited as arrangement fees and guarantee commission for the guarantee given by Majesco Limited to HSBC for the facilities taken by Majesco and its subsidiaries. During the three and six months ended September 30, 2016, Majesco paid $76 and $286, respectively, to Majesco Limited as arrangement fees and guarantee commission for the guarantee given by Majesco Limited to HSBC and ICICI Bank for the facilities taken by Majesco and its subsidiaries.

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

The following table sets forth revenues by country based on the billing address of the customer:

	Three months ended September 30, 2017	Three months ended September 30, 2016

USA	$27,264	$26,813
UK	1,397	2,311
Canada	179	675
Malaysia	1,180	916
Thailand	-	-
Others	327	331
	$30,347	$31,046

	Six months ended September 30, 2017	Six months ended September 30, 2016

USA	$52,100	$55,534
UK	2,877	4,695
Canada	402	1,015
Malaysia	2,282	1,675
Thailand	-	-
Others	608	681
	$58,269	$63,600

The following table sets forth the Group’s property and equipment, net by geographic region:

	As of September 30, 2017	As of March 31, 2017
USA	$1,518	$1,812
India	1,537	1,835
Canada	18	-
UK	8	11
Malaysia	1	1
	$3,082	$3,659

We provide a significant volume of services to a number of significant customers. Therefore, the loss of a significant customer could materially reduce our revenues. The Group had no and no customer for the three and six months ended September 30, 2017, and no and one customer for the three and six months ended September 30, 2016 that accounted for 10% or more of total revenue. The Group had one customer as of September 30, 2017 and one customer as of September 30, 2016 that accounted for 10% or more of total accounts receivable and unbilled accounts receivable. Presented in the table below is information about our major customers:

	Three months ended September 30, 2017		Three months ended September 30, 2016
	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$2,627	9%	$2,648	9%
Accounts receivable and unbilled accounts receivable	$2,632	10%	$2,397	10%
Customer B
Revenue	$1,828	6%	$2,155	7%
Accounts receivable and unbilled accounts receivable	$1,606	6%	$502	2%

	Six months ended September 30, 2017		Six months ended September 30, 2016
	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$3,822	7%	$6,346	10%
Accounts receivable and unbilled accounts receivable	$2,632	10%	$2,397	10%
Customer B
Revenue	$3,398	6%	$3,773	6%
Accounts receivable and unbilled accounts receivable	$1,606	6%	$502	2%

15.	COMMITMENTS

Capital Commitments

The Group had outstanding contractual commitments of $152 and $358 as of September 30, 2017 and March 31, 2017, respectively, for capital expenditures relating to the acquisition of property, equipment and new network infrastructure.

Operating Leases

The Group leases certain office premises under operating leases. Many of these leases include a renewal option on a periodic basis at the Group’s option, with the renewal periods ranging from 2 to 5 years. Rental expense for operating leases amounted to $835 and $ 1,699 for the three and six months ended September 30, 2017, respectively, compared to $902 and $1,666 for the three and six months ended September 30, 2016, respectively. The schedule for future minimum rental payments over the lease term in respect of operating leases is set out below.

Year ending March 31,	Amount
2018	$1,736
2019	3,086
2020	3,172
2021	732
2022	289
Thereafter	728
Total minimum lease payments	$9,743

Facility Leases

Our subsidiary in India, MSSIPL, has entered into a lease for its operations in Mahape, India, as lessee, with Majesco Limited as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $1,303. The lease became effective on June 1, 2015 and expires on May 31, 2020. MSSIPL paid Majesco Limited $326 and $653, respectively, in rent under the lease during the three and six months ended September 30, 2017, and $325 and $651, respectively, during the three and six months ended September 30, 2016. MSSIPL may terminate the lease after three years with six months’ prior written notice to Majesco Limited. Majesco Limited may terminate the lease after five years with six months’ prior written notice to MSSIPL.

MSSIPL also entered into a lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is $294. The lease became effective on June 1, 2015 and expires on May 31, 2020. MSSIPL has also entered into a supplementary lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this supplementary lease agreement is $115. The lease became effective on April 1, 2016 and expires on May 31, 2020. MSSIPL paid Mastek Ltd. $102 and $205, respectively, in rent under the lease during the three and six months ended September 30, 2017 and $149 and $220, respectively, in rent under the lease during the three months ended September 30, 2016. MSSIPL may terminate the lease after three years with six months’ prior written notice to Mastek Ltd. Mastek Ltd. may terminate the lease after five years.

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

In the merger, 5,844,830 shares of Majesco common stock were issued to the shareholders of Cover-All and 197,081 equity incentives were issued to the holders of options and restricted stock units of Cover-All. Consequently, common stock of Majesco was increased by $12 and additional paid in capital was increased by $29,708.

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

On October 31, 2015, Majesco Sdn. Bhd. (“MSC”) entered into a Share Purchase Agreement with Mastek Ltd. for the purchase of the issued and authorized shares of Mastek Asia Pacific Pte Limited.

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

The following table summarizes the consideration paid to Mastek Ltd. and the amounts of identified assets acquired and liabilities assumed at the effective date:

The changes in the varying amount of goodwill are as follows:

Changes in carrying amount of the goodwill

	As of September 30, 2017	As of March 31, 2017

Opening value	$32,216	$32,275
Addition on account of currency fluctuation	-	1
Impairment of Goodwill	-	(60)
Closing value	$32,216	$32,216

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

You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2017 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes for the quarter ended September 30, 2017 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.

All US dollar currency amounts in this MD&A are in thousands unless indicated otherwise. Except where the context requires otherwise, references in this MD&A to “Majesco,” “we” or “us” are to Majesco and its subsidiaries on a worldwide consolidated basis after giving effect to the Majesco Reorganization.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “will,” “might,” “projects,” “expects,” “plans,” “believes,” “anticipates,” “targets,” “intends,” “hopes,” “aims,” “can,” “should,” “could,” “would,” “goal,” “potential,” “approximately,” “estimate,” “pro forma,” “continue” or “pursue” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and the other documents referred to and relate to a variety of matters, including, but not limited to, other statements that are not purely statements of historical fact. These forward-looking statements are made on the basis of the current beliefs, expectations and assumptions of management, are not guarantees of performance and are subject to significant risks and uncertainty. These forward-looking statements should not be relied upon as predictions of future events and Majesco cannot assure you that the events or circumstances discussed or reflected in these statements will be achieved or will occur. Furthermore, if such forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by Majesco or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report. Important factors that could cause actual results to differ materially from those described in forward-looking statements contained herein include, but are not limited to:

•	our ability to achieve increased market penetration for our product and service offerings and obtain new customers;

•	our ability to raise future capital as needed to fund our growth and innovation plans;

•	growth prospects of the property & casualty and life & annuity insurance industry;

•	the strength and potential of our technology platform and our ability to innovate and anticipate future customer needs;

•	our ability to protect our intellectual property rights;

•	our ability to compete successfully against other providers and products;

•	our dependence on certain key customers and the risk of loss of these customers;

•	the unauthorized disclosure of sensitive or confidential customer data and cybersecurity risks;

•	the risk of telecommunications or technology disruptions;

•	our exposure to additional scrutiny and increased expenses as a result of being a public company;

•	our ability to identify and complete acquisitions, manage growth and successfully integrate acquisitions;

•	our financial condition, financing requirements and cash flow;

•	market expectations regarding our potential growth and ability to implement our short and long-term strategies;

•	the risk of loss of strategic relationships;

•	the success of our research and development investments;

•	changes in economic conditions, political conditions and trade protection measures and licensing requirements in the United States and in the foreign jurisdictions in which we operate;

•	changes in laws or regulations affecting the insurance industry in particular;

•	changes in tax laws, including to the transfer pricing regime;

•	restrictions and changes in laws on immigration;

•	our inability to achieve sustained profitability;

•	our ability to obtain, use or successfully integrate third-party licensed technology;

•	our ability and cost of retaining and recruiting key personnel or the risk of loss of such key personnel;

•	the risk that our customers internally develop new inventions and competitive products; and

•	the impact of new accounting standards and changes we may need to make in anticipation or as a result of these standards.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

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

Long-term, strong customer relationships are a key component of our success given the long-term nature of our contracts, opportunity for deeper relationships with our portfolio of solutions and the importance of customer references for new sales. Our customers range from some of the largest global tier one insurance carriers in the industry to startups, greenfields, and mid-market insurers, including specialty, mutual and regional carriers. As of September 30, 2017, we served approximately 150 insurance customers on a worldwide basis.

We generate revenues primarily from the licensing of our proprietary software and related implementation and support and maintenance fees pursuant to contracts with our customers. In general, we license software which requires significant modification or customization. In such cases, license revenue is not accounted for separately, but rather is accounted for along with software services revenue, as the services are an integral part of software functionality and include significant modification or customization of the software.

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

Three Months Ended September 30, 2017 Highlights

A few of our highlights of our three months ended September 30, 2017 were:

•	Revenues of $30.3 million with a gross profit of 45%;

•	$4.2 million (14% of revenue) in research and development expenses;

•	$10.4 million (34% of revenue) in sales, general and administrative expenses;

•	Net loss of $ 0.72 million; and

•	Adjusted EBITDA of $ 1.04 million, representing (3.41 % of revenue).

Six Months Ended September 30, 2017 Highlights

A few of our highlights of our six months ended September 30, 2016 were:

•	Revenues of $ 58.3 million with a gross profit of 43.8%;

•	$8.1 million (14 % of revenue) in research and development expenses;

•	$20.7 million (35.6% of revenue) in sales, general and administrative expenses;

•	Net loss of $2.4 million; and

•	Adjusted EBITDA of $0.6 million, representing 1.07% of revenue.

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

For an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three and six months ended September 30, 2017 and September 30, 2016, see “— Results of Operations — Three and Six Months Ended September 30, 2017 Compared to Three and Six Months Ended September 30, 2016”.

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

Cover-All Merger

On June 26, 2015, Cover-All, a provider of core insurance software and business analytics solution primarily focused on commercial lines for the property and casualty insurance industry listed on the NYSE MKT, merged with and into Majesco, with Majesco as the surviving corporation, in a stock-for-stock transaction. In the merger, each share of Cover-All common stock issued and outstanding immediately prior to the effective time of the merger (other than treasury shares) was automatically cancelled and extinguished and converted into the right to receive 0.21641 shares of common stock of Majesco. This exchange ratio resulted in holders of issued and outstanding Cover-All common stock and outstanding options and restricted stock units and other equity awards of Cover-All holding in the aggregate approximately 16.5% of the total capitalization of the combined company immediately following consummation of the merger.

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

Inflation

Although we cannot accurately determine the amounts attributable thereto, our net revenues and results of operations have been affected by inflation experienced in the U.S., India and other economies in which we operate through increased costs of employee compensation and other operational expenses during the three and six months ended September 30, 2017 and September 30, 2016. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. However, there can be no assurance that we will be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Time and Material Contracts — Professional services revenue consists primarily of revenue received for assisting with the development, implementation of our software, on-site support, and other professional consulting services. In determining the accounting for professional services revenue, we look at the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our implementation services, which typically do involve significant customization to or development of the underlying software code; and whether milestones or acceptance criteria exist that affect the realization of the services rendered. Substantially all of our professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Payments received in advance of rendering professional services are deferred and recognized when the related services are performed. Work performed and expenses incurred in advance of invoicing are recorded as unbilled receivables. These amounts are billed in the subsequent month.

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

Results of Operations

Three and Six Months Ended September 30, 2017 Compared to Three and Six Months Ended September 30, 2016

The following table summarizes our consolidated statements of operations for the three and six months ended September 30, 2017 and September 30, 2016, including as a percentage of revenues:

Statement of Operations Data

	Three Months Ended
(U.S. Dollars; dollar amounts in thousands):	September 30, 2017%		September 30, 2016%
Total Revenues	$30,347		$31,046
Total cost of revenues	16,738	55%	15,589	50%
Total gross profit	13,609		15,457
Operating expenses:
Research and development expenses	4,206	14%	4,532	15%
Selling, general and administrative expenses	10,432	34%	10,654	34%
Restructuring costs	-		-
Total operating expenses	14,638		15,186
Income from operations	(1,029)		271
Interest income	8		10
Interest expense	(146)		(134)
Other income (expenses), net	-		16
Income/(Loss) before provision for income taxes	(1,167)		163
Income taxes (benefit)	(451)		(54)
Net income (loss)	$(716)	(2)%	$217	1%

	Six Months Ended
(U.S. Dollars; dollar amounts in thousands):	September 30, 2017%		September 30, 2016%
Total Revenues	$58,269		$63,600
Total cost of revenues	32,754	56%	33,391	53%
Total gross profit	25,515		30,209
Operating expenses:
Research and development expenses	8,135	14%	9,060	14%
Selling, general and administrative expenses	20,745	36%	21,313	34%
Restructuring costs	-		-
Total operating expenses	28,880		30,373
Income from operations	(3,365)		(164)
Interest income	13		18
Interest expense	(267)		(342)
Other income (expenses), net	(44)		14
Income/(Loss) before provision for income taxes	(3,663)		(474)
Income taxes (benefit)	(1,297)		(141)
Net income (loss)	$(2,366)	(4)%	$(333)	(1)%

The following table represents revenues by each subsidiary and corresponding geographical region:

	Three Months Ended
(U.S. Dollars; dollar amounts in thousands):	September 30, 2017%		September 30, 2016%
Geography: North America
Legal Entity
Majesco	$9,015	30%	$6,950	23%
Majesco Software and Solutions Inc.	11,669	38%	13,025	42%
Majesco Canada Ltd., Canada	179	1%	675	2%
Cover-All Systems Inc.	6,580	22%	6,838	22%
	$27,443	90%	$27,488	89%
Geography: The United Kingdom
Legal Entity
Majesco UK Limited, UK	$1,397	5%	$2,311	7%
Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$1,180	4%	$916	3%
Majesco (Thailand) Co. Ltd., Thailand	-	-	-	-
Majesco Asia Pacific Pte Ltd., Singapore	-	-	21	-
Majesco Software and Solutions India Private Limited, India	327	1%	310	1%
	$1,507	5%	$1,247	4%
Total Revenues	$30,347		$31,046

	Six Months Ended
(U.S. Dollars; dollar amounts in thousands):	September 30, 2017%		September 30, 2016%
Geography: North America
Legal Entity
Majesco	$16,347	28%	$14,785	23%
Majesco Software and Solutions Inc.	23,340	40%	26,464	42%
Majesco Canada Ltd., Canada	402	1%	1,015	2%
Cover-All Systems Inc.	12,413	21%	14,285	22%
	$52,502	90%	$56,549	89%
Geography: The United Kingdom
Legal Entity
Majesco UK Limited, UK	$2,877	5%	$4,695	7%
Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$2,282	4%	$1,675	3%
Majesco (Thailand) Co. Ltd., Thailand	-	-	-	-
Majesco Asia Pacific Pte Ltd., Singapore	-	-	60	1%
Majesco Software and Solutions India Private Limited, India	608	1%	621	1%
	$2,890	5%	$2,356	4%
Total Revenues	$58,269		$63,600

Revenues

Revenues for the three months ended September 30, 2017 were $30,347 compared to $31,046 for the three months ended September 30, 2016, reflecting a decrease of 2.25%. The decrease during the quarter was due to subscription based Cloud programs with lower implementation revenues replacing a number of on premise P&C programs moving from implementation to support mode.

Revenues for the six months ended September 30, 2017 were $58,269 compared to $63,600 for the six months ended September 30, 2016, reflecting a decrease of 8.38%. The decrease during the quarter was due to subscription based Cloud programs with lower implementation revenues replacing a number of on-premise P&C programs moving from implementation to support mode.

Gross Profit

Gross profit was $13,609 for the three months ended September 30, 2017 compared with $15,457 for the three months ended September 30, 2016, a decrease of 11.96%. The drop in margin has been primarily due to the decline in revenue and ramp up of resources to support future revenue growth. Gross profit percentage for the three months ended September 30, 2017 decreased to 44.84% from 49.8% for the three months ended September 30, 2016.

Gross profit was $25,515 for the six months ended September 30, 2017 compared with $30,209 for the six months ended September 30, 2016, a decrease of 15.53%. The drop in margin has been primarily due to the decline in revenue and ramp up of resources to support future revenue growth. Gross profit percentage for the six months ended September 30, 2017 decreased to 43.79% from 47.5% for the six months ended September 30, 2016.

Salaries and consultant fees were approximately $9,364 for the three months ended September 30, 2017 compared to $9,177 for the three months ended September 30, 2016. This represents an increase of 2.03% in salaries and consultant fees. As a percentage of revenues, salaries and consultant fees increased from 30% for the three months ended September 30, 2016 to 30.86% for the three months ended September 30, 2017.

Salaries and consultant fees were approximately $17,987 for the six months ended September 30, 2017 compared to $19,742 for the six months ended September 30, 2016. This represents a decrease of 8.89% in salaries and consultant fees. As a percentage of revenues, salaries and consultant fees decreased from 31.04% for the six months ended September 30, 2016 to 30.87% for the six months ended September 30, 2017.

Operating Expenses

Operating expenses were $14,638 for the three months ended September 30, 2017 compared to $15,186 for the three months ended September 30, 2016. The decrease in operating expenses was primarily due to a decrease in selling, general and administrative expenses of $222 and a decrease in research and development costs of $326. The decline in R&D expenses has been primarily due to the lower cost post consolidation of the Policy Management Platforms. As a percentage of revenues, operating expenses decreased to 48% for the three months ended September 30, 2017 from 49% for the three months ended September 30, 2016.

Operating expenses were $28,880 for the six months ended September 30, 2017 compared to $30,373 for the six months ended September 30, 2016. The decrease in operating expenses was primarily due to a decrease in selling, general and administrative expenses of $568 and a decrease in research and development costs of $925. The decline in R&D expenses has been primarily due to the lower cost post consolidation of the Policy Management Platforms. As a percentage of revenues, operating expenses increased to 49.56% for the six months ended September 30, 2017 from 48% for the six months ended September 30, 2016.

Income/(Loss) from Operations

Income/(Loss) from operations was $(1,029) for the three months ended September 30, 2017 compared to $271 for the three months ended September 30, 2016. As a percentage of revenues, net loss from operations was 3.39% for the three months ended September 30, 2017 compared to net gain of 1% for the three months ended September 30, 2016.

Income/(Loss) from operations was $(3,365) for the six months ended September 30, 2017 compared to $(164) for the six months ended September 30, 2016. As a percentage of revenues, net loss from operations was 5.77% for the six months ended September 30, 2017 compared to net loss of 0.3% for the three months ended September 30, 2016.

Other Income

Other income (expense), net was nil for the three months ended September 30, 2017 compared to $16 for the three months ended September 30, 2016. The decrease is mainly due to a currency exchange loss in the three months ended September 30, 2017.

Other income (expense), net was ($44) for the six months ended September 30, 2017 compared to $14 for the six months ended September 30, 2016. The decrease is mainly due to a currency exchange loss in the three months ended September 30, 2017.

Tax provision

We recognized income tax benefit of $(451) and $(1,297) for the three and six months ended September 30, 2017 and recognized income tax benefit of $(54) and $(141) for the three and six months ended September 30, 2016. For the three and six months ended September 2017, the deferred tax benefit primarily relates to the Company recognizing an increase in deferred tax assets from the future realization of net operating loss carryforwards and the reduction of deferred tax liabilities related to the amortization of intangible assets.

The effective tax rate of 39% and 35%, respectively, for the three and six months ended September 30, 2017 differs from the statutory US federal income tax rate of 39.3% mainly due to the impact of different tax jurisdictions.

Net Loss

Net loss was $(716) for the three months ended September 30, 2017 compared to net income of $217 for the three months ended September 30, 2016. Net loss per share, basic and diluted, was ($0.02) and ($0.02) respectively, for the three months ended September 30 2017 compared to net income per share, basic and diluted, of $0.01 and $0.01, respectively, for the three months ended September 30, 2016.

Net loss was $(2,366) for the six months ended September 30, 2017 compared to net loss of $(333) for the six months ended September 30, 2016. Net loss per share, basic and diluted, was ($0.06) and ($0.06) respectively, for the six months ended September 30 2017 compared to net loss per share, basic and diluted, of $(0.01) and $(0.01), respectively, for the six months ended September 30, 2016.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP metric, was $1,036 for the three months ended September 30, 2017 compared to $1,708 for the three months ended September 30, 2016. Adjusted EBITDA, a non-GAAP metric, was $ 623 for the six months ended September 30, 2017 compared to $2,707 for the six months ended September 30, 2016.

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three and six months ended September 30, 2017 and the three and six months ended September 30, 2016:

	Three Months ended
(U.S. dollars, in thousands):	September 30, 2017	September 30, 2016
Net Income (loss)	$(716)	$217

Provision (benefit) for income taxes	(451)	(54)
Depreciation and amortization	1,288	1,125
Interest expense	145	134
Less:
Interest income	(8)	(10)
Other income (expenses), net	-	(16)
EBITDA	$258	$1,396
Add:
Stock-based compensation	778	312
Adjusted EBITDA	1,036	1,708
Revenue	30,347	31,046
Adjusted EBITDA as a % of Revenue	3.41%	5.50%

	Six Months ended
(U.S. dollars, in thousands):	September 30, 2017	September 30, 2016
Net Income (loss)	$(2,366)	$(333)

Benefit for income taxes	(1,297)	(141)
Depreciation and amortization	2,555	2,237
Interest expense	267	342
Less:
Interest income	(13)	(18)
Other income (expenses), net	45	(14)
EBITDA	$(809)	$2,073
Add:
Stock-based compensation	1,432	634
Adjusted EBITDA	623	2,707
Revenue	58,269	63,600
Adjusted EBITDA as a % of Revenue	1.07%	4.26%

Liquidity and Capital Resources

Our cash and cash equivalent and short term investments position was $10,969 at September 30, 2017 and $13,343 at September 30, 2016.

Net cash (used) /generated by operating activities was $(6,040) for the six months ended September 30, 2017 and $5,621 for the six months ended September 30, 2016. We had accounts receivable of $15,505 at September 30, 2017 and $12,227 at March 31, 2017. The overall net debt position has increased by $5,422 during the six months ended September 30, 2017. Days outstanding increased to 79 days at the end of September 30, 2017 as compared to 67 days at the end of March 31, 2017.

Net cash used by investing activities amounted to $(709) for the six months ended September 30, 2017 compared to cash generated of $(3,325) for the six months ended September 30, 2016 primarily due to fewer purchases of property, equipment and intangible assets during the six months ended September 30, 2017.

Net cash generated by financing activities was $5,172 for the six months ended September 30, 2017, compared to net cash generated by financing activities of $3,180 for the six months ended September 30, 2016 mainly due to increased borrowings under our debt facilities.

We believe that our cash flows from operations and available borrowings are sufficient to meet our liquidity requirements for the next 12 months, including capital expenditures.

Financing Arrangements

Term Loan Facility

On March 25, 2011, the Group entered into a secured revolving working capital line of credit facility with ICICI Bank Limited (“ICICI”) under which the maximum borrowing limit was $5,000. The interest rate on the credit facility at March 31, 2016 was three-month LIBOR plus 350 basis points and increased to three-month LIBOR plus 375 basis points with the second extension of this facility described below. The credit facility was guaranteed by Mastek Ltd. subject to the terms and conditions set forth in the guarantee. The credit facility initially matured on November 11, 2015. On November 20, 2015, the Group extended this line of credit to February 11, 2016. The facility was further extended to May 9, 2016 and again extended to May 15, 2017. Majesco paid a processing fee of $12.50 in connection with the second extension and a processing fee of $50.83 in connection with the third extension. In connection with these extensions of the Majesco line of credit, Mastek Ltd. also extended its guarantee of such line of credit. Majesco has agreed to pay a fee and indemnify Mastek Ltd. against any payments made by Mastek Ltd. in connection with this guarantee. On January 20, 2017, the Group paid in full the balance under this facility with proceeds from a new $10,000 receivables purchase facility with HSBC Bank USA, National Association (“HSBC”) described below, and this facility was terminated. On repayment of this facility, the guarantee by Mastek Ltd. of this facility was also terminated and the Group’s liability to Mastek Ltd. regarding this guarantee also ceased to exist. The interest rate was 4.75% at January 20, 2017.

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

MSSIPL Facilities

On June 30, 2015, the Group’s subsidiary, MSSIPL, entered into the PCFC facility with Yes Bank pursuant to which MSSIPL may request 3 months pre-export advances and advances against export collection bills. The maximum borrowing limit was initially 300 million Indian rupees. The interest rate on this PCFC facility was initially LIBOR plus 275 basis points. The interest rate on this PCFC facility is determined at the time of each advance. This PCFC facility is secured by a first pari passu charge over the current assets of MSSIPL. Excess outstanding beyond 100 million Indian rupees is to be backed by 100% goodwill fixed deposit receipts in MSSIPL or Majesco Limited. On September 27, 2016, MSSIPL extended this PCFC facility to June 17, 2017.

On September 13, 2017, MSSIPL entered into the 2017 Addendum with. The 2017 Addendum further extended the maturity date of the PCFC facility to May 22, 2018 and reduced the maximum borrowing limit from 300 million Indian rupees to 130 million Indian rupees, or approximately $1,991 based upon the exchange rate on September 30, 2017. There is no outstanding balance against this loan as of September 30, 2017.

In addition, the 2017 Addendum also amended the interest rate of the PCFC facility to LIBOR plus 150 basis points plus 2%. The interest rate on the PCFC facility is determined at the time of each advance.

As of September 30, 2017, the Group was in compliance with the terms of this facility.

On May 9, 2017, the Group’s subsidiary, MSSIPL, and Standard Chartered Bank entered into the Combined Facility pursuant to which Standard Chartered Bank agreed to a Combined Facility of up to 200 million Indian rupees (or approximately $3,063 at exchange rates in effect on September 30, 2017). The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of goods, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and be effective until repayment. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The Working Capital Overdraft Facility and the Short Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of each disbursement and be effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time. The Pre Shipment Financing Under Export Orders Facility is for the purchase of raw material, processing, packing, transportation, warehousing and other expenses and overheads incurred by MSSIPL to ready goods for sale. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of utilization and be effective until repayment. Interest will accrue from the utilization date up to the repayment date.

The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was in compliance under the terms of this Combined Facility as of September 30, 2017.

The outstanding loans under this Combined Facility as of September 30, 2017 are $3,032 and we were in compliance under the terms of this Combined Facility as of September 30, 2017.

Term Loan Facility

On March 23, 2016, we entered into the Loan Agreement with HSBC pursuant to which HSBC agreed to extend loans to us in the amount of up to $10,000 and we issued the Note to HSBC in the maximum principal amount of $10,000 or any lesser amount borrowed under the Loan Agreement. The outstanding principal balance of the loan bears interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest will be payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of $1,666.67 shall be due and payable semi-annually. All principal and interest outstanding under the Note shall be due and payable on March 1, 2021. The Facility is unsecured and supported by a letter of credit issued by a bank of $10,000, which is secured by a cash pledge of our parent company, Majesco Limited. As of September 30, 2017, we had $10,000 outstanding under this Facility.

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

Receivable Purchase Facility

On January 13, 2017, Majesco and its subsidiaries MSSI, and Cover-All Systems, jointly and severally entered into a Receivable Purchase Agreement with HSBC pursuant to which HSBC may advance funds against receivables at an agreed advance rate. The outstanding aggregate amount of all advances may not exceed a $10,000 facility limit. The facility bears interest at two (2%) per cent plus the ninety (90) day LIBOR rate. HSBC will also receive an arrangement fee equal to 0.20% of the facility limit and a facility review fee equal to 0.20% of the facility limit. Majesco will serve as HSBC’s agent for the collection of receivables, and Majesco will collect and otherwise enforce payment of the receivables. The term of the Receivable Purchase Agreement is for a minimum period of twelve (12) months and shall continue unless terminated by either party. Either party may terminate the Receivable Purchase Agreement at any time upon sixty (60) days’ prior written notice to the other party. The Receivable Purchase Agreement will provide additional liquidity to us for working capital and other general corporate purposes. As of September 30, 2017, Majesco had $4,950 outstanding under this Facility. Majesco used proceeds from this facility to refinance the ICICI facility described above, to fund capital expenditures and for working capital and other general corporate purposes.

Dividends and Redemption

We have declared and paid a cash dividend on our common stock only for our fiscal year 2000. It has otherwise been our policy to invest earnings in growth rather than distribute earnings as common stock dividends. This policy, is expected to continue, but is subject to regular review by our Board of Directors.

Contractual Obligations

In the normal course of our business, we are party to a variety of contractual obligations as summarized in our Annual Report. These contractual obligations are considered by us when assessing our liquidity requirements. There have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business. We had borrowed $3,032 under the Combined Facility, $4,950 under our receivable purchase facility and $10,000 under our term loan with HSBC at September 30, 2017, from $1,957, $604 and $10,000, respectively, on March 31, 2017.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and investments. We do not use derivative financial instruments to hedge our interest rate exposure. Our cash and cash equivalents and short term investments as of September 30, 2017 were $10,268 and $701, respectively.

We invest primarily in highly liquid, money market funds and bank fixed deposits. Because of the short-term nature of the majority of the interest-bearing securities we hold, we believe that a 10% fluctuation in the interest rates applicable to our cash and cash equivalents and investments would not have a material effect on our financial condition or results of operations.

The rate of interest on our PCFC facility, our Combined Facility, our receivable purchase facility and our term loan with HSBC which were in effect as of September 30, 2017, are variable and are based on LIBOR plus a fixed margin. As of September 30, 2017, we had $4,950 and $3,032 in borrowings outstanding under our receivable purchase facility with HSBC and under our Combined Facility with Standard Charter Bank, respectively. As of September 30, 2017, we had borrowed $10,000 under our term loan with HSBC. We believe that a 10% fluctuation in the interest rates applicable to our borrowings would not have a material effect on our financial condition or results of operations.

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

We generated approximately 10.16% and 10.59%, respectively, of our gross revenues outside of the United States for the three months ended September 30, 2017 and 2016 compared to 12.68% and 11.09%, respectively, for the six months ended September 30, 2017 and 2016. The effect of foreign exchange rate changes on cash and cash equivalents resulted in a gain of $89 and a gain of $79 for the three months ended September 30, 2017 and September 30, 2016, respectively, compared to a gain of $210 and $201 for the six months ended September 30, 2017 and September 30, 2016, respectively. For the three months ended September 30, 2017 and September 30, 2016, we had a foreign exchange gain/(loss) of approximately $4 and $(18.62), respectively compared to a foreign exchange gain/(loss) of approximately $(66.66) and $3.51, respectively, for the six months ended September 30, 2017 and September 30, 2016.

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

The aggregate contracted U.S. dollar principal amounts of foreign exchange forward contracts (sell) outstanding as of September 30, 2017 amounted to $19,800. The aggregate contracted GBP principal amounts of foreign exchange forward contracts (sell) outstanding as of September 30, 2017 amounted to GBP 1,815. The outstanding forward contracts as of September 30, 2017 mature between 1 month to 24 months. As of September 30, 2017, we estimate that $66, net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings within the subsequent 12 months. The outstanding foreign exchange forward contracts in U.S. dollars as of September 30, 2017 are designated as in hedge relationship and there will be no impact on our statement of operations due to a strengthening or weakening of 10% in the foreign exchange rates.

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

	Noncurrent*	Current*	Noncurrent*	Current*
As of September 30, 2017
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$17	$80	$79	$120
Total	$17	$80	$79	$120

*     The noncurrent and current portions of derivative assets are included in ‘Other Assets’ and ‘Prepaid Expenses And Other Current Assets,’ respectively, and the noncurrent and current portions of derivative liabilities are included in ‘Other Liabilities’ and ‘Accrued Expenses And Other Liabilities,’ respectively in the Consolidated Balance Sheet.

For more information on foreign currency translation adjustments and cash flow hedges and other derivative financial instruments, see Notes 7 and 8 to our consolidated financial statements for the three and six months ended September 30, 2017.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 6.	Exhibits.

Exhibit No.	Description
10.1	Addendum to Facility Letter dated September 27, 2016 between Yes Bank and Majesco Software and Solutions India Pvt. Ltd. dated as of September 13, 2017. (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on September 14, 2017)

10.2	Facility Letter between Yes Bank and Majesco Software and Solutions India Pvt. Ltd. dated as of September 13, 2017. (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on September 14, 2017)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and March 31, 2017; (ii) Consolidated Statements of Operations for the three and six months ended September 30, 2017 and 2016 (Unaudited); (iii) Consolidated Statements of Cash Flows for the six months ended September 30, 2017 and 2016 (Unaudited); and (iv) Notes to Consolidated Financial Statements (Unaudited).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO

Date: November 7, 2017	By:	/s/ Ketan Mehta
Ketan Mehta, President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2017	By:	/s/ Farid Kazani
Farid Kazani, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)