Form 10-Q
period 2017-12-31
Majesco
filed 2018-02-07
CIK 1626853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 29, 2018
Common Stock, $0.002 par value per share	36,543,425 shares

MAJESCO

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Majesco and Subsidiaries

Consolidated Balance Sheets (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	December 31,	March 31,
	2017	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,776	$11,635
Short term investments	689	829
Restricted cash	54	53
Accounts receivables, net	14,664	12,227
Unbilled accounts receivable	10,101	8,563
Prepaid expenses and other current assets	8,150	5,961
Total current assets	44,434	39,268
Property and equipment, net	2,902	3,659
Intangible assets, net	7,231	8,708
Deferred income tax assets	7,205	5,874
Other assets	168	289
Goodwill	32,216	32,216
Total Assets	$94,156	$90,014
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Capital lease obligations	$136	$310
Loans from banks	2,952	2,561
Accounts payable	3,007	2,923
Accrued expenses and other liabilities	19,958	14,911
Deferred revenue	12,009	10,982
Total current liabilities	38,062	31,687
Capital lease obligations, net of current portion	133	288
Term loan – bank	10,000	10,000
Other	2,257	2,191
Total Liabilities	$50,452	$44,166
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.002 per share – 50,000,000 shares authorized as of December 31, 2017 and March 31, 2017, NIL shares issued and outstanding as of December 31, 2017 and March 31, 2017	$-	$-
Common stock, par value $0.002 per share – 450,000,000 shares authorized as of December 31, 2017 and March 31, 2017; 36,543,425 shares issued and outstanding as of December 31, 2017 and 36,508,203 shares issued and outstanding as of March 31, 2017	73	73
Additional paid-in capital	73,801	71,343
Accumulated deficit	(30,718)	(25,282)
Accumulated other comprehensive loss	548	(286)
Total Stockholders’ Equity	43,704	45,848
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,156	$90,014

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Three Months ended December 31, 2017	Three Months ended December 31, 2016	Nine Months ended December 31, 2017	Nine Months ended December 31, 2016

Revenue	$31,769	$30,012	$90,037	$93,612
Cost of revenue	16,864	15,310	49,617	48,701
Gross profit	$14,905	$14,702	$40,420	$44,911

Operating expenses
Research and development expenses	$4,533	$3,952	$12,669	$13,011
Selling, general and administrative expenses	10,274	10,558	31,018	31,871
Total operating expenses	$14,807	$14,510	$43,687	$44,882
Income/(Loss) from operations	$98	$192	$(3,267)	$29
Interest income	5	9	18	27
Interest expense	(111)	(143)	(378)	(485)
Other income (expenses), net	(122)	208	(165)	222
Income /(Loss) before provision for income taxes	$(130)	$266	$(3,792)	$(207)
(Benefit)/Provision for income taxes	2,939	57	1,643	(84)
Net Income/(Loss)	$(3,069)	$209	$(5,435)	$(123)

Earnings (Loss) per share:
Basic	$(0.08)	$0.01	$(0.15)	$0.00
Diluted	$(0.08)	$0.01	$(0.15)	$0.00

Weighted average number of common shares outstanding
Basic	36,536,797	36,487,496	36,524,799	36,471,151
Diluted	36,536,797	38,231,104	36,524,799	36,471,151

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)
(All amounts are in thousands of US Dollars)

	Three Months ended December 31, 2017	Three Months ended December 31, 2016	Nine Months ended December 31, 2017	Nine Months ended December 31, 2016
Net Income/(Loss)	$(3,069)	$209	$(5,435)	$(123)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	291	(309)	587	(679)
Unrealized gains/(loss) on cash flow hedges	372	(26)	246	(59)
Other comprehensive income (loss)	$663	$(335)	$833	$(738)
Comprehensive (Loss)	$(2,406)	$(126)	$(4,602)	$(861)

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(All amounts are in thousands of US Dollars)

	Nine Months ended December 31, 2017	Nine Months ended December 31, 2016
Net cash flows from operating activities
Net Loss	$(5,435)	$(123)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation on property and equipment	1,671	2,827
Amortization of intangibles	2,078	639
Stock-based compensation	2,312	960
Profit on sale of assets	(13)	(6)
Unrealized gain / (loss) on derivative instruments	246	(59)
Deferred income taxes	(1,322)	(533)
Change in Assets and Liabilities:
Decrease / (increase) in accounts receivable, billed and unbilled	(3,467)	7,241
Decrease / (increase) in prepaid expenses and other current assets	(2,116)	937
Decrease / (increase) in other non-current assets	122	105
Increase / (decrease) in accounts payable	66	(1,034)
Increase / (decrease) in accrued expenses and other liabilities	4,752	1,523
(Increase) / decrease in deferred revenue and other non-current liabilities	1,075	715
Net cash (used) provided by operating activities	$(31)	$13,192
Net cash flows from investing activities
Purchase of property and equipment	$(909)	$(1,992)
Purchase of intangible assets	(584)	(537)
Proceeds from sale of tangible assets	35	66
Proceeds from the sale of investment	15,700	23,315
Purchase of investment	(15,524)	(24,228)
Decrease in restricted cash	-	(6)
Net cash (used) by investing activities	$(1,282)	$(3,382)
Net cash flows from financing activities
Payment of capital lease obligations	$(329)	$(102)
Repayment of loans	(1,957)	(9,351)
Receipt of loan proceeds	2,318	12,800
Net cash provided by financing activities	$32	$3,347
Effect of foreign exchange rate changes on cash and cash equivalents	422	(680)
Net (decrease)/increase in cash and cash equivalents	$(859)	$12,477
Cash and cash equivalents, beginning of the period	11,635	5,520
Cash and cash equivalents at end of the period	$10,776	$17,997

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

Majesco’s customers are insurers, managing general agents and other risk providers from the P&C, L&A and group insurance segments worldwide. Other risk providers s are self insurers or reinsurers.

Majesco was previously 100% owned (directly or indirectly) by Mastek Ltd., a publicly traded limited company domiciled in India whose equity shares are listed on the Bombay Stock Exchange and the National Stock Exchange (India). Mastek Ltd. underwent a demerger through a scheme of arrangement under India’s Companies Act, 1956, pursuant to which its insurance related business was separated from Mastek Ltd.’s non-insurance related business and the insurance related operations of Mastek Ltd. that were not previously directly owned by Majesco were contributed to Majesco (the “Reorganization”). The Reorganization was completed on June 1, 2015.

Majesco, along with its subsidiaries, operates in the United States, Canada, Mexico, the United Kingdom, Malaysia, Singapore, Thailand and India (hereinafter referred to as the “Group”).

Merger with Cover-All Technologies Inc.

On June 26, 2015, Cover-All Technologies Inc. (“Cover-All”), an insurance software company listed on the NYSE American (then, NYSE MKT), merged with and into Majesco in a 100% stock-for-stock merger, with Majesco surviving the merger.

In connection with the merger, Majesco’s common stock was listed on the NYSE American (then, NYSE MKT) and began trading on the NYSE American (then, NYSE MKT) on June 29, 2015. Pursuant to the merger, Cover-All’s stockholders and holders of its options and restricted stock units received equity or equity interests in Majesco representing approximately 16.5% of the total capitalization of the combined company in the merger.

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

Mastek Ltd. maintained benefit and stock-based compensation programs at the parent company level. After the demerger from Mastek Ltd., which became effective on June 1, 2015, the Group employees who participated in those programs were allotted options of Majesco’s parent company, Majesco Limited, in the same proportion in addition to the existing options of Mastek Ltd., which these employees already had. The consolidated balance sheets do not include any outstanding equity related to the stock-based compensation programs of Mastek Ltd., but include outstanding equity related to the equity-based compensation programs of Majesco Limited.

b.	Significant Accounting Policies

For a description of all significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of the Notes to the consolidated financial statements included in our Annual Report. There have been no material changes to our significant accounting policies since the filing of the Annual Report.

c.	Principles of Consolidation

The Group’s consolidated financial statements include the accounts of Majesco and its wholly owned subsidiaries, Cover-All Systems, Inc., Majesco Canada Ltd., Majesco Software and Solutions Inc. (“MSSI”), Majesco Sdn. Bhd., Majesco UK Limited, Majesco (Thailand) Co., Ltd., Majesco Software and Solutions India Private Limited and Majesco Asia Pacific Pte Ltd. as of December 31, 2017. All material intercompany balances and transactions have been eliminated in consolidation.

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

Emerging Growth Company

The Group is an “emerging growth company” under the federal securities laws and is subject to reduced public company reporting requirements. Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Group has taken advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply fully with public company accounting standards’ effective dates.

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of December 31, 2017 and March 31, 2017:

	As of
	December 31, 2017	March 31, 2017
Assets

Level 2
Derivative financial instruments (included in the following line items in the Consolidated Balance Sheets)
Prepaid expenses and other current assets	$375	$99
Other assets	$126	-
Other liabilities	(12)	(10)
Accrued expenses and other liabilities	(27)	-
	$462	$89
Level 3
Contingent consideration
Other liabilities	$-	$-
Accrued expenses and other liabilities	(813)	(756)
	$(813)	$(756)
Total	$(351)	$(667)

The following table presents the change in level 3 instruments:

	As of and for the three months ended
	December 31, 2017	December 31, 2016
Opening balance	$(793)	$(670)
Additions	-	-
Total losses recognized in Statement of Operations	(20)	(41)
Settlements	-	-
Closing balance	$(813)	$(711)

	As of and for the nine months ended
	December 31, 2017	December 31, 2016
Opening balance	$(756)	$(593)
Additions	-	-
Total losses recognized in Statement of Operations	(57)	(118)
Settlements	-	-
Closing balance	$(813)	$(711)

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

The total losses attributable to changes in the estimated contingent consideration payable for the acquisition of the consulting business of Agile were $(20) and $(57) for the three and nine months ended December 31, 2017, respectively, and $(163) for the fiscal year ended March 31, 2017. The Group paid $1.1 million to Agile as earn-out consideration in the fiscal year ended March 31, 2017. The Group paid $1.5 million to Agile as earn-out consideration in the fiscal year ended March 31, 2016.

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

The Group leases a vehicle and furniture under capital leases which are stated at the present value of the minimum lease payments. The gross stated amounts for such capital leases are nil and $101 and related accumulated depreciation recorded under capital leases is nil and $42, respectively, as of December 31, 2017 and March 31, 2017. At the termination of the leases, the Group has an option to receive title to the assets at no cost or for a nominal payment.

Depreciation expenses in respect of assets held under capital leases were $5 and $5 for the three and nine months ended December 31, 2017 compared to $6 and $20 for the three and nine months ended December 31, 2016, respectively.

There are no future minimum lease payments under capital leases as of December 31, 2017.

The Group acquired software under a hire purchase arrangement which is stated at the present value of the minimum instalment payments. The gross stated amount for such software is $431 and $459 and related accumulated depreciation is $86 and $23, respectively, as of December 31, 2017 and March 31, 2017.

Depreciation expenses in respect of assets held under hire purchase were $22 and $65 for the three and nine months ended December 31, 2017, compared to $6 and $20 for the three and nine months December 31, 2016, respectively.

The following is a schedule of the future minimum installment payments under hire purchase, together with the present value of the net minimum installment payments as of December 31, 2017.

Period ended December 31,	Amount
2018	$139
2019	139
Total minimum installment payments of hire purchase	$278
Less: Interest portion	9
Present value of net minimum installments of hire purchase	$269

6.	BORROWINGS

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

MSSIPL Facilities

On June 30, 2015, the Group’s subsidiary, Majesco Software and Solutions India Pvt. Ltd. (“MSSIPL”), entered into a secured Pre Shipment in Foreign Currency and Post Shipment in Foreign Currency (“PCFC”) facility with Yes Bank under which MSSIPL may request 3 months pre-export advances and advances against export collection bills. The maximum borrowing limit was initially 300 million Indian rupees. The interest rate on this PCFC facility was initially USD 3 months LIBOR plus 275 basis points. The interest rate on this PCFC facility is determined at the time of each advance This PCFC facility is secured by a first pari passu charge over the current assets of MSSIPL. Excess outstanding beyond 100 million Indian rupees is to be backed by 100% fixed deposit receipts in MSSIPL or Majesco Limited. On September 27, 2016, MSSIPL extended this PCFC facility to June 17, 2017.

On September 13, 2017, MSSIPL entered into an addendum facility letter (the “2017 Addendum”) to its addendum facility letter dated September 27, 2016 with respect to the PCFC facility with Yes Bank dated June 30, 2015. The 2017 Addendum further extended the maturity date of the PCFC facility to May 22, 2018 and reduced the maximum borrowing limit from 300 million Indian rupees to 130 million Indian rupees, or approximately $2,036 based upon the exchange rate on December 31, 2017. There is no outstanding balance against this loan as of December 31, 2017.

In addition, the 2017 Addendum also amended the interest rate of the PCFC facility to LIBOR plus 150 basis points plus 2%. The interest rate on the PCFC facility is determined at the time of each advance.

As of December 31, 2017, the Group was in compliance with the terms of this facility.

On May 9, 2017, MSSIPL and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (the “Combined Facility”) pursuant to which Standard Chartered Bank agreed to a Combined Facility of up to 200 million Indian rupees (or approximately $3,133 at exchange rates in effect on December 31, 2017). The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of goods, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the marginal cost of funds based lending rate (“MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and be effective until repayment. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The Working Capital Overdraft Facility and the Short Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of each disbursement and be effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time. The Pre Shipment Financing Under Export Orders Facility is for the purchase of raw material, processing, packing, transportation, warehousing and other expenses and overheads incurred by MSSIPL to ready goods for sale. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of utilization and be effective until repayment. Interest will accrue from the utilization date up to the repayment date.

The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was in compliance under the terms of this Combined Facility as of December 31, 2017.

The outstanding loan balance under this Combined Facility as of December 31, 2017 is nil.

Term Loan Facility

On March 23, 2016, Majesco entered into a Loan Agreement (the “Loan Agreement”) with HSBC pursuant to which HSBC agreed to extend loans to Majesco in the amount of up to $10,000 and Majesco issued a promissory note to HSBC in the maximum principal amount of $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). The outstanding principal balance of the loan bears interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest will be payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of $1,667 shall be due and payable semi-annually. All principal and interest outstanding under the Note shall be due and payable on March 1, 2021. The Facility is unsecured and supported by a letter of credit issued by a bank of $10,000, which is secured by a cash pledge of the Group’s parent company, Majesco Limited. As of December 31, 2017, the Group had $10,000 outstanding under this Facility. As of December 31, 2017, the Group was in compliance with the terms of this Facility.

The Facility contains affirmative covenants that require Majesco to furnish financial statements to HSBC and cause Majesco Limited to maintain (1) a Net Debt-to-EBITDA Ratio (as defined in the Loan Agreement) of not more than (a) 5.00 to 1.00 as of the last day of its 2017 fiscal year and (b) 2.50 to 1.00 as of the last day of each fiscal year thereafter, and (2) a Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 1.50 to 1.00 as of the last day of each fiscal year. The Facility contains restrictive covenants on Majesco, including restrictions on declaring or paying dividends upon and during the continuation of an event of default, incurring additional indebtedness, selling material portions of its assets or undertaking other substantial changes to the business, purchasing or holding securities for investment, and extending credit to any person outside the ordinary course of business. The Facility also restricts any transfer or change in, or assignment or pledge of the ownership or control of Majesco which would cause Majesco Limited to directly own less than fifty one percent (51%) of the issued and outstanding equity interests in Majesco. The Facility also restricts Majesco Limited from incurring any Net Debt (as defined in the Loan Agreement) in excess of $25,000 at any time prior to April 1, 2017. The Facility also contains customary events of default provision and indemnification provisions whereby Majesco will indemnify HSBC against all losses or damages related to the Facility; provided, however, that Majesco shall not have any indemnification obligations to HSBC for any claims caused by HSBC’s gross negligence or willful misconduct. Majesco used the loan proceeds to repay existing indebtedness and for capital expenditures, working capital and other general corporate purposes.

Receivable Purchase Facility

On January 13, 2017, Majesco and its subsidiaries Majesco Software and Solutions Inc. (“MSSI”), and Cover-All Systems, jointly and severally entered into a Receivable Purchase Agreement with HSBC pursuant to which HSBC may advance funds against receivables at an agreed advance rate. The outstanding aggregate amount of all advances may not exceed a $10,000 facility limit. The facility bears interest at two (2%) per cent plus the ninety (90) day LIBOR rate. HSBC will also receive an arrangement fee equal to 0.20% of the facility limit and a facility review fee equal to 0.20% of the facility limit. Majesco will serve as HSBC’s agent for the collection of receivables, and Majesco will collect and otherwise enforce payment of the receivables. HSBC has a security interest in accounts of MSSI and Cover-All Systems. The term of the Receivable Purchase Agreement is for a minimum period of twelve (12) months and shall continue unless terminated by either party. Either party may terminate the Receivable Purchase Agreement at any time upon sixty (60) days’ prior written notice to the other party. The Receivable Purchase Agreement will provide additional liquidity to the Group for working capital and other general corporate purposes. As of December 31, 2017, Majesco had $2,952 outstanding under this facility. Majesco used proceeds from this facility to refinance the ICICI facility described above, to fund capital expenditures and for working capital and other general corporate purposes.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information of fair values of derivative financial instruments:

	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of December 31, 2017
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$126	$375	$12	$27
Total	$126	$375	$12	$27

As of March 31, 2017
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$-	$99	$10	$-
	$-	$99	$10	$-

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

The aggregate contracted USD principal amounts of the Group’s foreign exchange forward contracts (sell) outstanding amounted to $17,950 and nil as of December 31, 2017 and March 31, 2017, respectively. The aggregate contracted Great Britain Pound (“GBP”) principal amounts of the Group’s foreign exchange forward contracts (sell) outstanding amounted to GBP 1,485 and GBP 2,080 as of December 31, 2017 and March 31, 2017, respectively.

The outstanding forward contracts as of December 31, 2017 mature between one month and 24 months. As of December 31, 2017, the Group estimates that $305, net of tax, of the net gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 24 months.

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

The following table provides information on the amounts of pre-tax gains/(losses) recognized in and reclassified from Accumulated Other Comprehensive Income “AOCI” of derivative instruments designated as cash flow hedges:

	Amount of Gain/(Loss) recognized in AOCI (effective portion)	Amount of Gain/(Loss) reclassified from AOCI to Statement of Operations (Revenue)
For the nine months ended December 31, 2017
Foreign exchange forward contracts	$553	$(180)
Total	$553	$(180)

For the nine months ended December 31, 2016
Foreign exchange forward contracts	$97	$(187)
Total	$97	$(187)

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component was as follows:

	Three months ended December 31, 2017			Three months ended December 31, 2016
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$(49)	$-	$(49)	$(148)	$—	$(148)
Change in foreign currency translation adjustments	291	-	291	(309)	—	(309)
Closing balance	$242	$-	$242	$(457)	$—	$(457)

Unrealized gains/(losses) on cash flow hedges
Opening balance	$(101)	$35	$(66)	$125	$(43)	$82
Unrealized gains/(losses) on cash flow hedges	665	(226)	439	21	(7)	14
Reclassified to Revenue	(102)	34	(68)	(59)	20	(39)
Net change	$563	$(191)	$372	$(38)	$13	$(25)
Closing balance	$462	$(157)	$305	$87	$(30)	$57

	Nine months ended December 31, 2017			Nine months ended December 31, 2016
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$(345)	$-	$(345)	$222	$—	$222
Change in foreign currency translation adjustments	587	-	587	(679)	—	(679)
Closing balance	$242	$-	$242	$(457)	$—	$(457)

Unrealized gains/(losses) on cash flow hedges
Opening balance	$89	$(30)	$59	$176	$(60)	$116
Unrealized gains/(losses) on cash flow hedges	553	(188)	365	97	(33)	64
Reclassified to Revenue	(180)	61	(119)	(186)	63	(123)
Net change	$373	$(127)	$246	$(89)	$30	$(59)
Closing balance	$462	$(157)	$305	$87	$(30)	$57

9.	INCOME TAXES

The Group recognized income tax provisions of $2,939 and $1,643, respectively, for the three and nine months ended December 31, 2017 and recognized income tax provisions (benefits) of $57 and $(84), respectively, for the three and nine months ended December 31, 2016. For the nine months ended December 2017, the deferred tax benefit primarily relates to the Company recognizing an increase in deferred tax assets from the anticipated future realization of net operating loss carry forwards and the reduction of deferred tax liabilities related to the amortization of intangible assets.

The effective tax rate are 2266% and 43%, respectively, for the three and nine months ended December 31, 2017. The current estimated effective tax rate of 27.3% decreased mainly due to the change of the federal statutory tax rate from 34% to 21% as of January 1, 2018.

10.	EMPLOYEE STOCK OPTION PLAN

Majesco 2015 Equity Incentive Plan

In the three and nine months ended December 31, 2017, we recognized $425 and $1,208, respectively, in equity-based compensation expense in our consolidated financial statements compared to $326 and $960, respectively, in the three and nine months ended December 31, 2016.

In June 2015, Majesco adopted the Majesco 2015 Equity Incentive Plan (the “2015 Plan”). Under the 2015 Plan, options and stock awards for the purchase of up to 3,877,263 shares may be granted by the Compensation Committee of the Board of Directors to our employees, consultants and directors at an exercise or grant price determined by the Compensation Committee of the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2015 Plan allows the grant of restricted or unrestricted stock awards or awards denominated in stock equivalent units or any combination of the foregoing, which may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. On December 31, 2017, an aggregate of 555,093 shares were available for grant under the 2015 Plan.

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

	As of December 31,
Variables (range)	2017	2016

Expected volatility	41%–50%	41%–50%
Weighted-average volatility	41%	41%
Expected dividends	0%	0%
Expected term (in years)	3-5	3-5
Risk-free interest rate	0.46%	0.46%

As of December 31, 2017, there was $3,244 of total unrecognized compensation costs related to non-vested share-based compensation arrangements previously granted by Majesco. That cost is expected to be recognized over a weighted-average period of 2.6 years.

A summary of the outstanding common stock options under the 2015 Plan is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, April 1, 2017	2,868,642	$4.79 – 7.72	8.91years	$5.34
Granted	555,000	4.85-5.58	—	4.91
Exercised	(2,083)	4.92	—	4.92
Cancelled	(161,333)	4.87 – 6.22	—	5.60
Expired	-	-	—	-
Balance, December 31, 2017	3,260,226	$4.79 – 7.72	8.18 years	$5.25

Of the stock options outstanding, an aggregate of 1,138,878 were exercisable as of December 31, 2017.

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

Warrants

As of December 31, 2017, there were warrants to purchase 25,000 shares of common stock outstanding. A summary of the terms of the outstanding warrants as of December 31, 2017 is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, December 31, 2017	25,000	$7.00	2.7	$7.00

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

Employee Stock Option Scheme of Majesco Limited — Plan 1

Certain employees of the Group participate in the Group’s parent company Majesco Limited’s employee stock option plan. The plan, termed as “ESOP plan 1,” became effective June 1, 2015, the effective date of the demerger from Mastek Ltd. Group employees who were issued options in the earlier ESOP plans of Mastek Ltd. were given options of Majesco Limited following the demerger. Under the plan, Majesco Limited also grants newly issued options to the employees of MSSIPL from time to time. During the nine months ended December 31, 2017, 181,500 options were granted under ESOP plan 1 of Majesco Limited. The options were granted at the market price on the grant date.

As of December 31, 2017, the total future compensation cost related to non-vested options not yet recognized in the Statement of Operations was $1,710 and the weighted average period over which these awards are expected to be recognized was 2.19 years. The weighted average remaining contractual life of options expected to vest as of December 31, 2017 is 9.19 years.

Majesco Limited calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions:

	2017	2016
Weighted-average volatility	49.47%	51.02%
Expected dividends	0.00%	0.00%
Expected term (in years)	6 Years	6 Years
Risk-free interest rate	6.59%	7.46%

The summary of outstanding options of Majesco Limited as of December 31, 2017 is as follows:

	No of Options Outstanding	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, December 31, 2017	856,602	$0.1 - $3	6.76	1.41
	648,158	$3.1 - $6	9.15	5.01
	124,500	$6.1 - $7	9.03	7.69
	1,629,260

Of the stock options of Majesco Limited outstanding and held by Group employees, an aggregate of 1,005,294 are currently exercisable.

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

During the three and nine months ended December 31, 2017, we accrued $1,847 and $3,021, respectively, in incentive compensation expense in our consolidated financial statements compared to $1,561 and $4,653, respectively, during the three and nine months ended December 31, 2016.

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

The ESPP provides employees with the right to purchase shares of common stock through payroll deductions. The total number of shares available for purchase under the ESPP is 2,000,000. The ESPP Plan became effective January 1, 2016. As of December 31, 2017, we had issued and sold 89,985 shares under the ESPP.

11.	EARNINGS PER SHARE

The basic and diluted earnings/(loss) per share were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016

Net Income/ (Loss)	$(3,069)	$209	$(5,435)	$(123)

Basic weighted average outstanding equity shares	36,536,797	36,487,496	36,524,799	36,471,151
Adjustment for dilutive potential ordinary shares
Options under Majesco 2015 Equity Incentive Plan	0	1,743,608	0	0
Dilutive weighted average outstanding equity shares	36,536,797	38,231,104	36,524,799	36,471,151

Earnings per share:
Basic	$(0.08)	$0.01	$(0.15)	$(0.00)
Diluted	$(0.08)	$0.01	$(0.15)	$(0.00)

Basic earnings per share amounts are calculated by dividing net income for the three and nine months ended December 31, 2017 and 2016 attributable to common shareholders by the weighted average number of ordinary shares outstanding during the same periods.

Diluted earnings per share amounts are calculated by dividing the net income attributable to common shareholders by the sum of the weighted average number of ordinary shares outstanding during the three and nine months periods plus the weighted average number of common shares that would be issued on the conversion of all the dilutive potential common shares into common shares.

The calculation of diluted earnings per share excluded 3,260,236 shares and 3,260,236 options for the three and nine months ended December 31, 2017 and 774,481 shares and 2,613,642 options for the three and nine months ended December 31, 2016 granted to employees, as their inclusion would have been antidilutive.

12.	RELATED PARTIES TRANSACTIONS

Reimbursement of Expenses

The following tables summarize the liabilities to or by related parties:

	As of December 31, 2017	As of March 31, 2017
Net reimbursable expenses payable to Majesco Limited or Mastek Ltd.(1)	$(273)	$(622)

(1)	The net reimbursable expenses payable at December 31, 2017 and March 31, 2017 include employee stock option charges of Majesco Limited and various expenses which are recurring in nature and attributable to shared resources with Majesco Limited or Mastek Ltd. that are in the process of being separated after the Reorganization, including air travel, travel insurance, telephone costs, water charges, insurance costs, administrative personnel costs, software and hardware costs and third party license costs, less receivables from Majesco Limited or Mastek Limited for similar expenses.

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

	As of December 31, 2017	As of March 31, 2017
Security deposits paid to Majesco Limited by MSSIPL for use of Mahape premises	$657	$648
Security deposits paid to Mastek Ltd. by MSSIPL for use of Pune premises	$207	$224

Rental expenses paid by MSSIPL to Majesco Limited for use of premises for the three and nine months ended December 31, 2017 were $328 and $986, respectively. Rental expenses paid by MSSIPL to Mastek Ltd. for use of premises for the three and nine months ended December 31, 2017 were $103 and $309, respectively.

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

Services Agreements

On December 2, 2015, Majesco UK Limited, a company registered in England and Wales wholly owned by Majesco (“Majesco UK”), entered into a Services Agreement (the “UK Services Agreement”) with Mastek UK, pursuant to which Mastek UK provided certain corporate and operational support services to Majesco UK, including managed office accommodation and facilities; managed office IT infrastructure and networks; and corporate support services, insurance coverage and subscription to professional associations and publications. The charges for these core services consisted of a monthly charge of 13 GBP (USD $20) and a pass through of actual costs of providing the services. Any support services by Mastek UK staff not included in the core services were charged on a basis to be determined separately between both parties but before provision of such services. The UK Services Agreement was effective as of January 1, 2015 and was terminated on December 31, 2016. The charge by Majesco UK to Mastek UK under the UK Services Agreement for the three and nine months ended December 31, 2017 was nil and nil, respectively, and $37 and $140, respectively, for the three and nine months ended December 31, 2016.

On March 1, 2016, Majesco, and Digility Inc., a Delaware corporation (“Digility”) wholly-owned by Mastek UK, entered into a Services Agreement (the “Digility Services Agreement”), pursuant to which Majesco provided certain management and operational support services to Digility, including managed office accommodation and facilities, managed office IT infrastructure and networks, and corporate support services. The charges for these services consisted of an initial set-up fee of  $1, a monthly fee of  $4 and a pass through of actual costs of providing the services incurred in excess of the monthly fee. The Digility Services Agreement w was effective as of March 1, 2016 and was terminated on August 31, 2017. Service charges received from Digility for the three and nine months ended December 31, 2017 were nil and $19, respectively, and $11 and $38, respectively, for the three and nine months ended December 31, 2016.

On August 2, 2016, Majesco Limited and MSSIPL entered into a master service agreement, effective as of June 30, 2016, pursuant to which MSSIPL will provide software development services to Majesco Limited. Under this agreement, MSSIPL will charge Majesco Limited cost plus a margin for the services rendered. Software development charges charged by MSSIPL under the agreement for the three and nine months ended December 31, 2017 were $275 and $805, respectively, and $211 and $702 for the three and nine months ended December 31, 2016, respectively.

Sublease

On March 1, 2016, Majesco and Digility entered into a Sublease Agreement (the “Sublease Agreement”), pursuant to which Majesco sublets the premises located on the first floor of 685 Route 202/206, Bridgewater, New Jersey to Digility. Digility will pay monthly $1 for rent to Majesco during the term of the Sublease Agreement. Digility will also reimburse Majesco for any costs charged by the landlord, Route 206 Associates, a New Jersey partnership, for additional services requested by Digility. The term of the Sublease Agreement commenced on March 1, 2016 and expired on July 31, 2017. Either party for any reason or no reason may terminate the Sublease Agreement by providing the other party written notice of the termination thirty (30) days in advance. The Sublease Agreement contains customary representations, warranties and indemnities of the parties. Rental charges received from Digility for the three and nine months ended December 31, 2017 were nil and $5, respectively, and for the three and nine months ended December 31, 2016 were $4 and $11, respectively.

Guarantee

During the three and nine months ended December 31, 2017, Majesco paid $13 and $38, respectively, to Majesco Limited as arrangement fees and guarantee commission for the guarantee given by Majesco Limited to HSBC for the facilities taken by Majesco and its subsidiaries. During the three and nine months ended December 31, 2016, Majesco paid $19 and $90, respectively, to Majesco Limited as arrangement fees and guarantee commission for the guarantee given by Majesco Limited to HSBC and ICICI Bank for the facilities taken by Majesco and its subsidiaries.

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

The following table sets forth revenues by country based on the billing address of the customer:

	Three months ended December 31, 2017	Three months ended December 31, 2016

USA	$27,870	$26,643
UK	1,601	1,911
Canada	431	323
Malaysia	1,491	867
Thailand	-	-
Others	376	268
	$31,769	$30,012

	Nine months ended December 31, 2017	Nine months ended December 31, 2016

USA	$79,969	$82,177
UK	4,478	6,606
Canada	832	1,338
Malaysia	3,773	2,542
Thailand	-	-
Others	985	949
	$90,037	$93,612

The following table sets forth the Group’s property and equipment, net by geographic region:

	As of December 31, 2017	As of March 31, 2017
USA	$1,391	$1,812
India	1,484	1,835
Canada	20	-
UK	7	11
Malaysia	-	1
	$2,902	$3,659

We provide a significant volume of services to a number of significant customers. Therefore, the loss of a significant customer could materially reduce our revenues. The Group had one and no customer for the three and nine months ended December 31, 2017, and no customer for the three and nine months ended December 31, 2016 that accounted for 10% or more of total revenue. The Group had one customer as of December 31, 2017 and no customer as of December 31, 2016 that accounted for 10% or more of total accounts receivable and unbilled accounts receivable. Presented in the table below is information about our major customers:

	Three months ended December 31, 2017		Three months ended December 31, 2016
	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$3,292	10%	$2,127	7%
Accounts receivable and unbilled accounts receivable	$4,595	19%	$176	1%

	Nine months ended December 31, 2017		Nine months ended December 31, 2016
	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$7,114	8%	$8,428	9%
Accounts receivable and unbilled accounts receivable	$4,595	19%	$176	1%

14.	COMMITMENTS

Capital Commitments

The Group had outstanding contractual commitments of $23 and $358 as of December 31, 2017 and March 31, 2017, respectively, for capital expenditures relating to the acquisition of property, equipment and new network infrastructure.

Operating Leases

The Group leases certain office premises under operating leases. Many of these leases include a renewal option on a periodic basis at the Group’s option, with the renewal periods ranging from 2 to 5 years. Rental expense for operating leases amounted to $810 and $ 2,509, for the three and nine months ended December 31, 2017, respectively, compared to $826 and $2,492 for the three and nine months ended December 31, 2016, respectively. The schedule for future minimum rental payments over the lease term in respect of operating leases is set out below.

Year ending March 31,	Amount
2018	$759
2019	3,105
2020	3,192
2021	737
2022	291
Thereafter	736
Total minimum lease payments	$8,820

Facility Leases

Our subsidiary in India, MSSIPL, has entered into a lease for its operations in Mahape, India, as lessee, with Majesco Limited as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $1,303. The lease became effective on June 1, 2015 and expires on May 31, 2020. MSSIPL paid Majesco Limited $328 and $986, respectively, in rent under the lease during the three and nine months ended December 31, 2017, and $312 and $942, respectively, during the three and nine months ended December 30, 2016. MSSIPL may terminate the lease after three years with six months’ prior written notice to Majesco Limited. Majesco Limited may terminate the lease after five years with six months’ prior written notice to MSSIPL.

MSSIPL also entered into a lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is $294. The lease became effective on June 1, 2015 and expires on May 31, 2020. MSSIPL has also entered into a supplementary lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this supplementary lease agreement is $115. The lease became effective on April 1, 2016 and expires on May 31, 2020. MSSIPL paid Mastek Ltd. $103 and $309, respectively, in rent under the leases during the three and nine months ended December 30, 2017 and $98 and $294, respectively, in rent under the leases during the three and nine months ended December 31, 2016. MSSIPL may terminate the lease after three years with six months’ prior written notice to Mastek Ltd. Mastek Ltd. may terminate the lease after five years.

15.	ACQUISITION

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

The following table summarizes the consideration paid to Mastek Ltd. and the amounts of identified assets acquired and liabilities assumed at the effective date:

The changes in the varying amount of goodwill are as follows:

Changes in carrying amount of the goodwill

	As of December 31, 2017	As of March 31, 2017

Opening value	$32,216	$32,275
Addition on account of currency fluctuation	-	1
Impairment of Goodwill	-	(60)
Closing value	$32,216	$32,216

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

16.	SUBSEQUENT EVENTS

On January 23, 2018, Majesco Limited, the controlling shareholder of Majesco and a public limited company domiciled in India whose equity shares are listed on the BSE Limited and the National Stock Exchange of India Limited, launched an offering of its securities to qualified institutional investors located outside of the United States (the “Placement”). In connection with the Placement, investors are receiving a preliminary placement document which includes information including, but not limited to, details regarding the Placement, risk factors and information with respect to Majesco Limited’s business.

The Placement closed on January 29, 2018. Majesco Limited intends to use the proceeds from the Placement to fund inorganic growth, investments in its subsidiaries (including Majesco) by way of private placement or rights issue to fund acquisitions and/or repayment or prepayment of debt, working capital and corporate purposes.

On January 24, 2018, MSSI, a subsidiary of Majesco, received a summons with notice filed in the Supreme Court of the State of New York by a customer, Alamance Services Inc. (“Alamance”), alleging a purported breach of services and license agreement by MSSI. In the summons, Alamance seeks compensatory damages (including lost profits) of an amount to be proven at trial of at least $10 million, pre-and post-judgment interest and costs and fees. Majesco believes this claim has no merit and intends to defend against it vigorously and assert all of its rights against this customer. In the opinion of management, Majesco has made adequate provisions against bad and doubtful receivables arising from this claim.  In addition, Majesco has notified its carrier under its $40 million professional indemnity insurance policy. Majesco does not expect the outcome of this litigation to have a material effect on its business or results of operations. However, litigation is inherently unpredictable, and the costs and other effects of such matter and the possibility of any adverse outcome cannot be determined at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2017 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes for the quarter ended December 31, 2017 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report. Important factors that could cause actual results to differ materially from those described in forward-looking statements contained herein include, but are not limited to:

•	our ability to achieve increased market penetration for our product and service offerings and obtain new customers;

•	our ability to raise future capital as needed to fund our growth and innovation plans;

•	growth prospects of the property & casualty and life & annuity insurance industry;

•	the strength and potential of our technology platform and our ability to innovate and anticipate future customer needs;

•	our ability to protect our intellectual property rights;

•	our ability to compete successfully against other providers and products;

•	our dependence on certain key customers and the risk of loss of these customers;

•	the unauthorized disclosure of sensitive or confidential customer data and cybersecurity risks;

•	the risk of telecommunications or technology disruptions;

•	our exposure to additional scrutiny and increased expenses as a result of being a public company;

•	our ability to identify and complete acquisitions, manage growth and successfully integrate acquisitions;

•	our financial condition, financing requirements and cash flow;

•	market expectations regarding our potential growth and ability to implement our short and long-term strategies;

•	the risk of loss of strategic relationships;

•	the success of our research and development investments;

•	changes in economic conditions, political conditions and trade protection measures and licensing requirements in the United States and in the foreign jurisdictions in which we operate;

•	changes in laws or regulations affecting the insurance industry in particular;

•	changes in tax laws, including to the transfer pricing regime;

•	restrictions and changes in laws on immigration;

•	our inability to achieve sustained profitability;

•	our ability to obtain, use or successfully integrate third-party licensed technology;

•	our ability and cost of retaining and recruiting key personnel or the risk of loss of such key personnel;

•	the adverse outcome of legal proceedings against us;

•	the risk that our customers internally develop new inventions and competitive products; and

•	the impact of new accounting standards and changes we may need to make in anticipation or as a result of these standards.

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

Long-term, strong customer relationships are a key component of our success given the long-term nature of our contracts, opportunity for deeper relationships with our portfolio of solutions and the importance of customer references for new sales. Our customers range from some of the largest global tier one insurance carriers in the industry to startups, greenfields, and mid-market insurers, including specialty, mutual and regional carriers. As of December 31, 2017, we served approximately 150 insurance customers on a worldwide basis.

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

In addition, we have made further investments to create a robust and market-leading cloud platform that is well positioned to take advantage of significant opportunities in the insurance marketplace. We invoice customers a subscription based fee for our cloud platform.

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

Three Months Ended December 31, 2017 Highlights

A few of our highlights of our three months ended December 31, 2017 were:

•	Revenues of $31.8 million with a gross profit of 46.9%;

•	$4.5 million (14.3% of revenue) in research and development expenses;

•	$10.3 million (32.3% of revenue) in sales, general and administrative expenses;

•	Net loss of $3.1 million; and

•	Adjusted EBITDA of $2.2 million, representing (6.8 % of revenue).

Nine Months Ended December 31, 2017 Highlights

A few of our highlights of our nine months ended December 31, 2017 were:

•	Revenues of $90 million with a gross profit of 44.9%;

•	$12.7 million (14.1 % of revenue) in research and development expenses;

•	$31.0 million (34.5% of revenue) in sales, general and administrative expenses;

•	Net loss of $5.4 million; and

•	Adjusted EBITDA of $2.8 million, representing 3.1% of revenue.

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

For an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three and nine months ended December 31, 2017 and December 31, 2016, see “— Results of Operations — Three and Nine Months Ended December 31, 2017 Compared to Three and Nine Months Ended December 31, 2016”.

Agile Asset Acquisition

On January 1, 2015, we acquired substantially all of the insurance consulting business of Agile, a business and technology management consulting firm. We estimate the total consideration for the Agile asset acquisition will amount to approximately $8,500, with a total maximum of $9,200 possible depending on earn-out payments. Of the estimated approximately $8,500 total consideration, (1) $1,000 was paid in connection with the execution of the acquisition agreement and $2,000 was paid in connection with the closing of the acquisition with available cash on hand, (2) approximately $39 will be paid in cash as deferred payments over three years to certain former Agile employees who became employees of Majesco in connection with the acquisition and (3) up to $5,100 will be paid by way of earn-out over three years based on the satisfaction of certain time milestones and performance targets, with maximum potential aggregate earn-out payments of up to $5,800 if performance targets are exceeded. We funded the consideration for this acquisition and all related costs to date using available cash on hand. We subsequently refinanced a portion of the consideration for this acquisition and related costs through borrowings of approximately $3,000 under a term loan.

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

On January 26, 2016, we amended the asset purchase and sale agreement with Agile and its members to amend the terms and conditions of the earn-out. The amendment added in the calculation of revenue for purposes of determining the earn-out for 2015 five percent of the initial order book revenue of Majesco software (intellectual property) deals closed by the Agile Division and 40% of revenue and EBITDA for Data Center of Excellence projects that have been signed in calendar year 2015. For determining the earn-out for 2016 and 2017, the amendment provides that the earn-out performance metrics will be determined at the Majesco level and not the Agile Division level and will be based only on revenue and EBITDA goals of Majesco as reported in Majesco’s consolidated financial statements. The amendment also provides that 50% of the earn-out in the amount of  $583 will be fixed with the remainder of the earn-out (the “Variable Earn-Out”) payable to Agile on a percentage basis as calculated below only if Majesco achieves 90% of corporate revenue and EBITDA goals for 2016 and 2017. No Variable Earn-Out will be payable for achieving less than 90% of the corporate revenue and EBITDA goals for 2016 and 2017, respectively, and any additional earn-out will not exceed 20% of the Variable Earn-Out. For revenue and EBITDA between 90% and 120% of Majesco’s revenue and EBITDA goals, Majesco will pay Agile a Variable Earn-Out calculated on a percentage basis. The amendment also adjusts the earn-out periods determination over a period of three years with the first year commencing on January 1, 2015 and ending on December 31, 2015; the second year commencing on April 1, 2016 and ending on March 31, 2017; and the third year commencing on April 1, 2017 and ending on March 31, 2018. We paid approximately $1,100 and $1,500 as earn-out to Agile in fiscal 2017 and 2016, respectively.

Cover-All Merger

On June 26, 2015, Cover-All, a provider of core insurance software and business analytics solution primarily focused on commercial lines for the property and casualty insurance industry listed on the NYSE American (then, NYSE MKT), merged with and into Majesco, with Majesco as the surviving corporation, in a stock-for-stock transaction. In the merger, each share of Cover-All common stock issued and outstanding immediately prior to the effective time of the merger (other than treasury shares) was automatically cancelled and extinguished and converted into the right to receive 0.21641 shares of common stock of Majesco. This exchange ratio resulted in holders of issued and outstanding Cover-All common stock and outstanding options and restricted stock units and other equity awards of Cover-All holding in the aggregate approximately 16.5% of the total capitalization of the combined company immediately following consummation of the merger.

Cover-All’s customers include insurance companies, agents, brokers and Managing General Agents throughout the United States and Puerto Rico. Cover-All’s software solutions and services are designed to enable customers to introduce new products quickly, expand their distribution channels, reduce costs and improve service to their customers. Cover-All’s business analytics solution enables customers to leverage their information assets for real time business insights and for better risk selection, pricing and financial reporting. In 2013, Cover-All announced the general availability of Cover-All Dev Studio, a visual configuration platform for building new and maintaining existing pre-built commercial insurance products for Cover-All Policy. In 2011, Cover-All expanded its portfolio of insurance solutions by acquiring the assets of a recognized claims solution provider, Ho’ike Services, Inc. (doing business as BlueWave Technology).

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

Inflation

Although we cannot accurately determine the amounts attributable thereto, our net revenues and results of operations have been affected by inflation experienced in the U.S., India and other economies in which we operate through increased costs of employee compensation and other operational expenses during the three and nine months ended December 31, 2017 and December 31, 2016. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. However, there can be no assurance that we will be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

In addition, we have made further investments to create a robust and market-leading cloud platform that is well positioned to take advantage of significant opportunities in the insurance marketplace. We invoice customers a subscription based fee for our cloud platform. Revenue from subscription fees is recognized ratably over the life of the contract.

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

Property and Equipment

Property and equipment are stated at actual cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives. The cost and the accumulated depreciation for premises and equipment sold, retired or otherwise disposed of are removed from the stated values and the resulting gains and losses are included in the consolidated Statement of Operations. Maintenance and repairs are charged to consolidated Statement of Operations when incurred. Advance paid towards acquisition of long-lived assets and cost of assets not put to use before the balance sheet date are disclosed under the caption “capital work in progress”.

The estimated useful lives of tangible assets are as follows:

Owned Buildings	25 – 30 years

Leasehold Improvements	5 years or over the primary period of lease whichever is less

Computers	2 years

Plant and Equipment	2–5 years

Furniture and Fixtures	5 years

Vehicles	5 years

Office Equipment	2–5 years

Results of Operations

Three and Nine Months Ended December 31, 2017 Compared to Three and Nine Months Ended December 31, 2016

The following table summarizes our consolidated statements of operations for the three and nine months ended December 31, 2017 and December 31, 2016, including as a percentage of revenues:

Statement of Operations Data

	Three Months Ended
(U.S. Dollars; dollar amounts in thousands):	December 31, 2017%		December 31, 2016%
Total Revenues	$31,769		$30,012
Total cost of revenues	16,864	53%	15,310	51%
Total gross profit	14,905		14,702
Operating expenses:
Research and development expenses	4,533	14%	3,952	13%
Selling, general and administrative expenses	10,274	32%	10,558	35%
Restructuring costs	-		-
Total operating expenses	14,807		14,510
Income from operations	98		192
Interest income	5		9
Interest expense	(111)		(143)
Other income (expenses), net	(122)		208
Income/(Loss) before provision for income taxes	(130)		266
Income taxes loss/(benefit)	2,939		57
Net income/ (loss)	$(3,069)	(10)%	$209	1%

	Nine Months Ended
(U.S. Dollars; dollar amounts in thousands):	December 31, 2017%		December 31, 2016%
Total Revenues	$90,037		$93,612
Total cost of revenues	49,617	55%	48,701	52%
Total gross profit	40,420		44,911
Operating expenses:
Research and development expenses	12,669	14%	13,011	14%
Selling, general and administrative expenses	31,018	34%	31,871	34%
Restructuring costs	-		-
Total operating expenses	43,687		44,882
Income from operations	(3,267)		29
Interest income	18		27
Interest expense	(378)		(485)
Other income (expenses), net	(165)		222
(Loss) before provision for income taxes	(3,792)		(207)
Income taxes (benefit)	1,643		(84)
Net (loss)	$(5,435)	(6)%	$(123)	(0.1)%

The following table represents revenues by each subsidiary and corresponding geographical region:

	Three Months Ended
(U.S. Dollars; dollar amounts in thousands):	December 31, 2017%		December 31, 2016%
Geography: North America[1]
Legal Entity
Majesco	$9,365	30%	$6,674	22%
Majesco Software and Solutions Inc.	11,614	37%	13,311	44%
Majesco Canada Ltd., Canada	430	1%	323	1%
Cover-All Systems, Inc.	6,891	22%	6,658	22%
	$28,300	90%	$26,966	89%
Geography: The United Kingdom
Legal Entity
Majesco UK Limited, UK	$1,601	5%	$1,911	7%
Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$1,491	4%	$867	3%
Majesco (Thailand) Co. Ltd., Thailand	-	-	-	-
Majesco Asia Pacific Pte Ltd., Singapore	-	-	-	-
Majesco Software and Solutions India Private Limited, India	377	1%	268	1%
	$1,868	5%	$1,135	4%
Total Revenues	$31,769		$30,012

	Nine Months Ended
(U.S. Dollars; dollar amounts in thousands):	December 31, 2017%		December 31, 2016%
Geography: North America
Legal Entity
Majesco	$25,711	28%	$21,459	23%
Majesco Software and Solutions Inc.	34,955	40%	39,775	42%
Majesco Canada Ltd., Canada	832	1%	1,338	2%
Cover-All Systems, Inc.	19,304	21%	20,943	22%
	$80,802	90%	$83,515	89%
Geography: The United Kingdom
Legal Entity
Majesco UK Limited, UK	$4,478	5%	$6,606	7%
Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$3,773	4%	$2,542	3%
Majesco (Thailand) Co. Ltd., Thailand	-	-	-	-
Majesco Asia Pacific Pte Ltd., Singapore	-	-	59	-
Majesco Software and Solutions India Private Limited, India	984	1%	890	1%
	$4,757	5%	$3,491	4%
Total Revenues	$90,037		$93,612

Revenues

Revenues for the three months ended December 31, 2017 were $31,769 compared to $30,012 for the three months ended December 31, 2016, reflecting an increase of 5.85%. The increase during the quarter was due to the new programs in North America as well as growth in the Asia-Pacific region.

Revenues for the nine months ended December 31, 2017 were $90,037 compared to $93,612 for the nine months ended December 31, 2016, reflecting a decrease of 3.82%. The decrease during the period was due to subscription-based cloud programs with lower implementation revenues replacing a number of on-premise P&C programs moving from implementation to support mode.

Gross Profit

Gross profit was $14,905 for the three months ended December 31, 2017 compared with $14,702 for the three months ended December 31, 2016, an increase of 1.38%. The increase in margin has been primarily due to the ramp up of resources to support future revenue growth in the coming quarters. Gross profit percentage for the three months ended December 31, 2017 decreased to 47% from 49% for the three months ended December 31, 2016.

Gross profit was $40,420 for the nine months ended December 31, 2017 compared with $44,911 for the nine months ended December 31, 2016, a decrease of 10%. The drop in margin has been primarily due to lower revenue and the ramp up of resources to support future revenue growth in the coming quarters. Gross profit percentage for the nine months ended December 31, 2017 decreased to 45% from 48% for the nine months ended December 31, 2016.

Salaries and consultant fees were approximately $9,747 for the three months ended December 31, 2017 compared to $9,340 for the three months ended December 31, 2016. This represents an increase of 4.35% in salaries and consultant fees. As a percentage of revenues, salaries and consultant fees increased from 31.12% for the three months ended December 31, 2016 to 30.68% for the three months ended December 31, 2017.

Salaries and consultant fees were approximately $27,735 for the nine months ended December 31, 2017 compared to $29,083 for the nine months ended December 31, 2016. This represents a decrease of 4.63% in salaries and consultant fees. As a percentage of revenues, salaries and consultant fees decreased from 31.07% for the nine months ended December 31, 2016 to 30.80% for the nine months ended December 31, 2017.

Operating Expenses

Operating expenses were $14,807 for the three months ended December 31, 2017 compared to $14,510 for the three months ended December 31, 2016. The increase in operating expenses was primarily due to an increase in research and development (“R&D”) costs. We continued to invest in R&D to increase the depth as well as range of offering portfolio. As a percentage of revenues, operating expenses decreased to 47% for the three months ended December 31, 2017 from 48% for the three months ended December 31, 2017.

Operating expenses were $43,687 for the nine months ended December 31, 2017 compared to $44,882 for the nine months ended December 31, 2016. The decrease in operating expenses was primarily due to a decrease in selling, general and administrative expenses of $852 and a decrease in R&D costs of $343. The decline in R&D expenses has been primarily due to the lower cost post consolidation of the Policy Management Platforms. As a percentage of revenues there was no change in the operating expenses which remained at 48% for the nine months ended December 31, 2017 and December 31, 2016.

Income/(Loss) from Operations

Income/(Loss) from operations was $98 for the three months ended December 31, 2017 compared to $192 for the three months ended December 31, 2016. As a percentage of revenues, net gain from operations was 0.3% for the three months ended December 31, 2017 compared to net gain of 0.64% for the three months ended December 31, 2016.

Income/(Loss) from operations was $(3,267) for the nine months ended December 31, 2017 compared to $29 for the nine months ended December 31, 2016. As a percentage of revenues, net loss from operations was 3.63% for the nine months ended December 31, 2017 compared to net gain of 0.03% for the nine months ended December 31, 2016.

Other Income

Other income (expense), net was $(121) for the three months ended December 31, 2017 compared to $208 for the three months ended December 31, 2016. The decrease is mainly due to a currency exchange loss in the three months ended December 31, 2017.

Other income (expense), net was ($165) for the nine months ended December 31, 2017 compared to $222 for the nine months ended December 31, 2016. The decrease is mainly due to a currency exchange loss in the three months ended December 31, 2017.

Tax provision

We recognized income tax provision of $2,939 and $1,643 for the three and nine months ended December 31, 2017 and recognized income tax provision/(benefit) of $57 and $(84) for the three and nine months ended December 31, 2016, respectively. For the three and nine months ended December 2017, the deferred tax benefit primarily relates to the Company recognizing an increase in deferred tax assets from the future realization of net operating loss carry forwards and the reduction of deferred tax liabilities related to the amortization of intangible assets.

The effective tax rate are 2266% and 43%, respectively, for the three and nine months ended December 31, 2017. The current estimated effective tax rate of 27.3% decreased mainly due to the change of the federal statutory tax rate from 34% to 21% as of January 1, 2018.

Net income/( loss)

Net loss was $(3,069) for the three months ended December 31, 2017 compared to net income of $209 for the three months ended December 31, 2016. Net loss per share, basic and diluted, was ($0.08) and ($0.08) respectively, for the three months ended December 31 2017 compared to net income per share, basic and diluted, of $0.01 and $0.01, respectively, for the three months ended December 31, 2016.

Net loss was $(5,435) for the nine months ended December 31, 2017 compared to net loss of $(123) for the nine months ended December 31, 2016. Net loss per share, basic and diluted, was ($0.15) and ($0.15) respectively, for the nine months ended December 31 2017 compared to net loss per share, basic and diluted, of $(0.00) and $(0.00), respectively, for the nine months ended December 31, 2016.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP metric, was $2,165 for the three months ended December 31, 2017 compared to $1,747 for the three months ended December 31, 2016. Adjusted EBITDA, a non-GAAP metric, was $ 2,788 for the nine months ended December 31, 2017 compared to $4,454 for the nine months ended December 31, 2016.

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three and nine months ended December 31, 2017 and the three and nine months ended December 31, 2016:

	Three Months ended
(U.S. dollars, in thousands):	December 31, 2017	December 31, 2016
Net Income (loss)	$(3,069)	$209

Provision (benefit) for income taxes	2,939	57
Depreciation and amortization	1,187	1,229
Interest expense	112	143
Less:
Interest income	(5)	(9)
Other income (expenses), net	121	(208)
EBITDA	$1,285	$1,421
Add:
Stock-based compensation	880	326
Adjusted EBITDA	2,165	1,747
Revenue	31,769	30,012
Adjusted EBITDA as a % of Revenue	6.81%	5.82%

	Nine Months ended
(U.S. dollars, in thousands):	December 31, 2017	December 31, 2016
Net (loss)	$(5,435)	$(123)

Benefit for income taxes	1,643	(84)
Depreciation and amortization	3,742	3,466
Interest expense	378	484
Less:
Interest income	(18)	(27)
Other income (expenses), net	165	(222)
EBITDA	$475	$3,494
Add:
Stock-based compensation	2,313	960
Adjusted EBITDA	2,788	4,454
Revenue	90,037	93,612
Adjusted EBITDA as a % of Revenue	3.10%	4.76%

Liquidity and Capital Resources

Our cash and cash equivalent and short term investments position was $11,465 at December 31, 2017 and $19,544 at December 31, 2016.

Net cash (used) /generated by operating activities was $(31) for the nine months ended December 31, 2017 and $13,192 for the nine months ended December 31, 2016. We had accounts receivable of $14,664 at December 31, 2017 and $12,227 at March 31, 2017. The overall net debt position has increased by $391 during the nine months ended December 31, 2017. Days outstanding increased to 72 days at the end of December 31, 2017 as compared to 68 days at the end of March 31, 2017.

Net cash used by investing activities amounted to $(1,282) for the nine months ended December 31, 2017 compared to cash generated of $(3,382) for the nine months ended December 31, 2016 primarily due to fewer purchases of property, equipment and intangible assets during the nine months ended December 31, 2017.

Net cash generated by financing activities was $32 for the nine months ended December 31, 2017, compared to net cash generated by financing activities of $3,347 for the nine months ended December 31, 2016 mainly due to decreased borrowings under our debt facilities.

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

MSSIPL Facilities

On June 30, 2015, the Group’s subsidiary, MSSIPL, entered into the PCFC facility with Yes Bank pursuant to which MSSIPL may request 3 months pre-export advances and advances against export collection bills. The maximum borrowing limit was initially 300 million Indian rupees. The interest rate on this PCFC facility was initially USD 3 months LIBOR plus 275 basis points. The interest rate on this PCFC facility is determined at the time of each advance. This PCFC facility is secured by a first pari passu charge over the current assets of MSSIPL. Excess outstanding beyond 100 million Indian rupees is to be backed by 100% goodwill fixed deposit receipts in MSSIPL or Majesco Limited. On September 27, 2016, MSSIPL extended this PCFC facility to June 17, 2017.

On September 13, 2017, MSSIPL entered into the 2017 Addendum. The 2017 Addendum further extended the maturity date of the PCFC facility to May 22, 2018 and reduced the maximum borrowing limit from 300 million Indian rupees to 130 million Indian rupees, or approximately $2,036 based upon the exchange rate on December 31, 2017. There is no outstanding balance against this loan as of December 31, 2017.

In addition, the 2017 Addendum also amended the interest rate of the PCFC facility to LIBOR plus 150 basis points plus 2%. The interest rate on the PCFC facility is determined at the time of each advance.

As of December 31, 2017, the Group was in compliance with the terms of this facility.

On May 9, 2017, the Group’s subsidiary, MSSIPL, and Standard Chartered Bank entered into the Combined Facility pursuant to which Standard Chartered Bank agreed to a Combined Facility of up to 200 million Indian rupees (or approximately $3,133 at exchange rates in effect on December 31, 2017). The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of goods, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and be effective until repayment. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The Working Capital Overdraft Facility and the Short Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of each disbursement and be effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time. The Pre Shipment Financing Under Export Orders Facility is for the purchase of raw material, processing, packing, transportation, warehousing and other expenses and overheads incurred by MSSIPL to ready goods for sale. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of utilization and be effective until repayment. Interest will accrue from the utilization date up to the repayment date.

The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was in compliance under the terms of this Combined Facility as of December 31, 2017.

The outstanding loans under this Combined Facility as of December 31, 2017 are nil.

Term Loan Facility

On March 23, 2016, we entered into the Loan Agreement with HSBC pursuant to which HSBC agreed to extend loans to us in the amount of up to $10,000 and we issued the Note to HSBC in the maximum principal amount of $10,000 or any lesser amount borrowed under the Loan Agreement. The outstanding principal balance of the loan bears interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest will be payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of $1,666.67 shall be due and payable semi-annually. All principal and interest outstanding under the Note shall be due and payable on March 1, 2021. The facility is unsecured and supported by a letter of credit issued by a bank of $10,000, which is secured by a cash pledge of our parent company, Majesco Limited. As of December 31, 2017, we had $10,000 outstanding under this facility. As of December 31, 2017, the Group was in compliance with the terms of this facility.

The facility contains affirmative covenants that require us to furnish financial statements to HSBC and cause Majesco Limited to maintain (1) a Net Debt-to-EBITDA Ratio (as defined in the Loan Agreement) of not more than (a) 5.00 to 1.00 as of the last day of its 2017 fiscal year and (b) 2.50 to 1.00 as of the last day of each fiscal year thereafter, and (2) a Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 1.50 to 1.00 as of the last day of each fiscal year. The facility contains restrictive covenants on us, including restrictions on declaring or paying dividends upon and during the continuation of an event of default, incurring additional indebtedness, selling material portions of our assets or undertaking other substantial changes to the business, purchasing or holding securities for investment, and extending credit to any person outside the ordinary course of business. The facility also restricts any transfer or change in, or assignment or pledge of the ownership or control of Majesco which would cause Majesco Limited to directly own less than fifty one percent (51%) of the issued and outstanding equity interests in Majesco. The Facility also restricts Majesco Limited from incurring any Net Debt (as defined in the Loan Agreement) in excess of  $25,000 at any time prior to April 1, 2017. The facility also contains customary events of default provision and indemnification provisions whereby we will indemnify HSBC against all losses or damages related to the facility, provided, however, that we shall not have any indemnification obligations to HSBC for any claims caused by HSBC’s gross negligence or willful misconduct. We used the loan proceeds to repay existing indebtedness and for capital expenditures, working capital and other general corporate purposes.

Receivable Purchase Facility

On January 13, 2017, Majesco and its subsidiaries MSSI, and Cover-All Systems, jointly and severally entered into a Receivable Purchase Agreement with HSBC pursuant to which HSBC may advance funds against receivables at an agreed advance rate. The outstanding aggregate amount of all advances may not exceed a $10,000 facility limit. The facility bears interest at two (2%) per cent plus the ninety (90) day LIBOR rate. HSBC will also receive an arrangement fee equal to 0.20% of the facility limit and a facility review fee equal to 0.20% of the facility limit. Majesco will serve as HSBC’s agent for the collection of receivables, and Majesco will collect and otherwise enforce payment of the receivables. HSBC has a security interest in accounts of MSSI and Cover-All Systems. The term of the Receivable Purchase Agreement is for a minimum period of twelve (12) months and shall continue unless terminated by either party. Either party may terminate the Receivable Purchase Agreement at any time upon sixty (60) days’ prior written notice to the other party. The Receivable Purchase Agreement will provide additional liquidity to us for working capital and other general corporate purposes. As of December 31, 2017, Majesco had $2,952 outstanding under this facility. Majesco used proceeds from this facility to refinance the ICICI facility described above, to fund capital expenditures and for working capital and other general corporate purposes.

Dividends and Redemption

We have declared and paid a cash dividend on our common stock only for our fiscal year 2000. It has otherwise been our policy to invest earnings in growth rather than distribute earnings as common stock dividends. This policy, is expected to continue, but is subject to regular review by our Board of Directors.

Contractual Obligations

In the normal course of our business, we are party to a variety of contractual obligations as summarized in our Annual Report. These contractual obligations are considered by us when assessing our liquidity requirements. There have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business. We had borrowed nil under the PCFC facility, nil under the Combined Facility, $2,952 under our receivable purchase facility and $10,000 under our term loan with HSBC at December 31, 2017, compared to nil, $1,957, $604 and $10,000, respectively, as of March 31, 2017.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and investments. We do not use derivative financial instruments to hedge our interest rate exposure. Our cash and cash equivalents and short term investments as of December 31, 2017 were $10,776 and $689, respectively.

We invest primarily in highly liquid, money market funds and bank fixed deposits. Because of the short-term nature of the majority of the interest-bearing securities we hold, we believe that a 10% fluctuation in the interest rates applicable to our cash and cash equivalents and investments would not have a material effect on our financial condition or results of operations.

The rate of interest on our PCFC facility, our Combined Facility, our receivable purchase facility and our term loan with HSBC which were in effect as of December 31, 2017, are variable and are based on LIBOR plus a fixed margin. As of December 31, 2017, we had nil, $2,952 and nil in borrowings outstanding under our PCFC facility, our receivable purchase facility with HSBC and our Combined Facility with Standard Charter Bank, respectively. As of December 31, 2017, we had borrowed $10,000 under our term loan with HSBC. We believe that a 10% fluctuation in the interest rates applicable to our borrowings would not have a material effect on our financial condition or results of operations.

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

We generated approximately 12.03% and 10.10%, respectively, of our gross revenues outside of the United States for the three months ended December 31, 2017 and 2016 compared to 11.18% and 10.08%, respectively, for the nine months ended December 31, 2017 and 2016. The effect of foreign exchange rate changes on cash and cash equivalents resulted in a gain of $221 and a loss of $(230) for the three months ended December 31, 2017 and December 31, 2016, respectively, compared to a gain of $431 and loss of $(680) for the nine months ended December 31, 2017 and December 31, 2016, respectively. For the three months ended December 31, 2017 and December 31, 2016, we had a foreign exchange gain/(loss) of approximately $(97) and $(178), respectively compared to a foreign exchange gain/(loss) of approximately $(164) and $(182), respectively, for the nine months ended December 31, 2017 and December 31, 2016.

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

The aggregate contracted U.S. dollar principal amounts of foreign exchange forward contracts (sell) outstanding as of December 31, 2017 amounted to $17,950. The aggregate contracted GBP principal amounts of foreign exchange forward contracts (sell) outstanding as of December 31, 2017 amounted to GBP 1,485. The outstanding forward contracts as of December 31, 2017 mature between 1 month to 24 months. As of December 31, 2017, we estimate that $305, net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings within the subsequent 12 months. The outstanding foreign exchange forward contracts in U.S. dollars as of December 31, 2017 are designated as in hedge relationship and there will be no impact on our statement of operations due to a strengthening or weakening of 10% in the foreign exchange rates.

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

	Assets		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of December 31, 2017
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$126	$375	$12	$27
Total	$126	$375	$12	$27

*     The noncurrent and current portions of derivative assets are included in ‘Other Assets’ and ‘Prepaid Expenses And Other Current Assets,’ respectively, and the noncurrent and current portions of derivative liabilities are included in ‘Other Liabilities’ and ‘Accrued Expenses And Other Liabilities,’ respectively in the Consolidated Balance Sheet.

For more information on foreign currency translation adjustments and cash flow hedges and other derivative financial instruments, see Notes 7 and 8 to our consolidated financial statements for the three and nine months ended December 31, 2017.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceeding.

On January 24, 2018, Majesco Software and Solutions Inc., a subsidiary of Majesco (“MSSI”), received a summons with notice filed in the Supreme Court of the State of New York by Alamance Services Inc. (“Alamance”) alleging a purported breach of services and license agreement by MSSI. In the summons, Alamance seeks compensatory damages (including lost profits) of an amount to be proven at trial of at least $10 million, pre-and post-judgment interest and costs and fees. We believe this claim has no merit and we intend to defend against it vigorously and assert all of our rights against this customer. In the opinion of management, we have made adequate provisions against bad and doubtful receivables arising from claim. . In addition, we have notified our carrier under our $40 million professional indemnity insurance policy. We do not expect the outcome of this litigation to have a material effect on our business or results of operations. However, litigation is inherently unpredictable, and the costs and other effects of such matter and the possibility of any adverse outcome cannot be determined at this time.

Item 1A.	Risk Factors.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report. There have been no material changes in our risk factors from those previously disclosed in our Annual Report other than as set forth below. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

One of our subsidiaries, MSSI, has received a summons with notice filed in the Supreme Court of the State of New York alleging breach of services and license agreement. Any adverse outcome in this proceeding may adversely affect our profitability, reputation, business, financial condition and results of operations.

On January 24, 2018, Majesco Software and Solutions Inc., one of our subsidiaries, received a summons with notice filed in the Supreme Court of the State of New York (“Summons”) by a customer, Alamance Services Inc. (“Alamance”) alleging a purported breach of services and license agreement. In the Summons, Alamance seeks compensatory damages (including lost profits) of an amount to be proven at trial of at least $10 million, pre-and post-judgment interest and costs and fees. We intend to defend against this matter vigorously and will assert all of our rights against Alamance. While we believe have made adequate provisions against bad and doubtful receivables and have notified the carrier under our professional indemnity insurance policy for this claim, we cannot assure you that this proceeding will be decided in our favor or that no further liability will arise out of this proceeding, which may adversely affect our profitability and reputation. Further, this proceeding may divert management time and attention and consume financial resources.

Item 6.	Exhibits.

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2017 (Unaudited) and March 31, 2017; (ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2017 and 2016 (Unaudited); (iii) Consolidated Statements of Cash Flows for the nine months ended December 31, 2017 and 2016 (Unaudited); and (iv) Notes to Consolidated Financial Statements (Unaudited).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO

Date: February 7, 2018	By:	/s/ Ketan Mehta
Ketan Mehta, President and Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2018	By:	/s/ Farid Kazani
Farid Kazani, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

-40-