Form 10-Q/A
period 2017-12-31
Majesco
filed 2018-02-12
CIK 1626853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Majesco (the “Company”) is filing this amendment (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 (the “Quarterly Report”) to revise a clerical error with respect to the status of the Company as an accelerated filer. The cover page of the Quarterly Report has been revised to indicate that the Company is a non-accelerated filer. Accordingly, this Amendment consists only of the cover page, this explanatory note, the signature page and Exhibits 31.1 and 31.2. The remainder of the Quarterly Report is unchanged and therefore has not been included in this Amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO

Date: February 12, 2018	By:	/s/ Ketan Mehta
Ketan Mehta, President and Chief Executive Officer (Principal Executive Officer)

Date: February 12, 2018	By:	/s/ Farid Kazani
Farid Kazani, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

-3-