Form 10-K
period 2018-03-31
Majesco
filed 2018-06-22
CIK 1626853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2018

OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER 001-37466

MAJESCO
(Exact name of registrant as specified in its charter)

California	77-0309142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
412 Mount Kemble Ave., Suite 110C Morristown, NJ	07960
(Address of principal executive offices)	(Zip code)
(973) 461-5200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.002 per share	NYSE American
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $27,719,000.
As of June 14, 2018, there were 36,601,491 shares of the registrant’s common stock outstanding, par value $0.002 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the fiscal year end of March 31, 2018.

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

•
security breaches affecting our systems, software, applications, and products;

•
the unauthorized access, acquisition, disclosure, theft or compromise of proprietary or personal customer or consumer data and information;

•
the risk of telecommunication or technological disruptions;

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

•
the risk that our customers internally develop new competitive products; and

•
the impact of new accounting standards and changes we may need to make in anticipation or as a result of these standards.

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
iii

PART I
ITEM 1.
BUSINESS

Overview
We are a global provider of core insurance platform solutions, consulting services and other insurance solutions for business transformation of the insurance industry. In addition to the United States, we operate in Canada, Mexico, the United Kingdom, Malaysia, Singapore, Thailand and India. We offer core insurance platform solutions for Property & Casualty/General Insurance (“P&C”), and Life, Annuities, Pensions and Group/Benefits (“L&A and Group”) providers, enabling them to automate and manage business processes across the end-to-end insurance value chain and comply with policies and regulations across their organizations. In addition, we offer a variety of other technology-based solutions for distribution management, digital, data and cloud. Our consulting services solutions provide enterprise consulting, application development management and testing for insurers. Our portfolio of solutions enable our customers to respond to evolving market needs, growth and innovation opportunities and regulatory changes, which enables agility, innovation and speed while improving the effectiveness and efficiency of their business operations.
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
Majesco Reorganization
Majesco Limited (“Majesco Limited”), a public limited company domiciled in India whose equity shares are listed on the BSE Limited (Bombay Stock Exchange) and the National Stock Exchange of India Limited, currently owns 69.75% of our issued and outstanding common stock.
Previously, Majesco was 100% owned (directly and indirectly) by Mastek Limited (“Mastek”), a public limited company domiciled in India whose equity shares are listed on the BSE Limited and the National Stock Exchange of India Limited.
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
In connection with the de-merger, 83.5% of Mastek’s then ownership interest in Majesco was transferred to a newly-formed company in India, called Majesco Limited, which was spun-off from Mastek. Mastek continues to own a 13.78% indirect minority interest in Majesco through its wholly-owned subsidiary, Mastek (UK) Ltd.
Agile Asset Acquisition
On January 1, 2015, we acquired substantially all of the insurance consulting business of Agile Technologies LLC, a business and technology management consulting firm (“Agile”), for a total estimated consideration of approximately $8.5 million with a total maximum of  $9.2 million potentially payable as earn-out payments.
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
1

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
Cover-All Technologies Merger
On June 26, 2015, Cover-All Technologies Inc. (“Cover-All”), a provider of core insurance software and business analytics solution primarily focused on commercial lines for the P&C insurance industry listed on the NYSE American (formerly, the NYSE MKT), merged into Majesco, with Majesco as the surviving corporation, in a stock-for-stock transaction. In the merger, each share of Cover-All common stock issued and outstanding immediately prior to the effective time of the merger (other than treasury shares) was automatically cancelled and extinguished and converted into the right to receive 0.21641 shares of common stock of Majesco. This exchange ratio resulted in holders of issued and outstanding Cover-All common stock and outstanding options and restricted stock units and other equity awards of Cover-All holding in the aggregate approximately 16.5% of the total capitalization of the combined company immediately following consummation of the merger.
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
In connection with the merger, we listed our common stock on the NYSE American under the symbol “MJCO” and began trading under this symbol following the consummation of the merger.
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
Our fiscal year ends March 31. Accordingly, references in this Annual Report on Form 10-K to “fiscal 2018” mean the fiscal year ended March 31, 2018, references to “fiscal 2017” mean the fiscal year ended March 31, 2017, references to “fiscal 2016” mean the fiscal year ended March 31, 2016, references to “fiscal 2015” mean the fiscal year ended March 31, 2015 and references to “fiscal 2014” mean the fiscal year ended March 31, 2014.
Business
We have been operating in the insurance industry for more than twenty years, successfully partnering with market leading insurance companies and enabling them to transform their business, introduce innovative products, and expand distribution channels to generate growth and increase profitability. We are a global provider of core insurance platform solutions and consulting services for insurance business transformation for P&C, L&A and Group providers, allowing them to enable the entire insurance value chain. We offer a portfolio of platform solutions and consulting services for all lines of business and all tiers of insurers. The portfolio includes core insurance platform solutions for policy, rating, underwriting, billing, claims, distribution management, digital and data and analytics as well as consulting services for enterprise consulting, digital, data, testing and application development and maintenance.
Long-term, strong customer relationships are a key component of our success given the long-term nature of our contracts, and provide an opportunity for deeper relationships using our portfolio of solutions. They provide critical customer references for new sales. Our customers range from some of the
2

largest global tier one insurance carriers in the industry to mid-market insurers, MGAs, startups and greenfields, including specialty, mutual and regional carriers. As of March 31, 2018, we served approximately 160 insurance customers on a worldwide basis. For fiscal 2017, fiscal 2016, fiscal 2015 and fiscal 2014, we served approximately 148, 149, 108 and 97 insurance customers on a worldwide basis, respectively.
We generate revenue from our global IP led business as well as from engagements in the insurance services space. The IP business is primarily driven through either an on-premise deployment or deployment of the platform on the cloud. While the on-premise model generates revenues from the licensing of our proprietary software (perpetual or annual license fees), related implementation and support and maintenance fees pursuant to contracts with customers, we have been witnessing a significant shift in the business model with customers preferring the cloud model which offers a speed to value benefit together with low upfront investments. The revenues from the cloud model are led by an implementation/configuration contract and followed by monthly subscriptions once the platform is in production for the customer to use. The implementation contracts for both the models are on a time and material or fixed bid basis. License fees, support and maintenance and cloud subscription fees are usually managed through multi-year agreements which are typically over a period of five to seven years. Insurance services revenues is primarily driven by professional services offered in the areas of transformation consulting, data, digital, testing and application development and management.
For the past several years, we have:
•
released a major version updates for the L&A and Group software — Majesco Policy for L&A and Group, Majesco Billing for L&A and Group, Majesco Billing and Claims for L&A and Group;

•
released major version updates for Majesco Billing for P&C, Majesco Claims for P&C and Majesco Policy for P&C;

•
launched a major new solution portfolio, Majesco Digital 1st Insurance inclusive of Majesco Digital 1st eConnect, Majesco Digital 1st EcoExchange, Majesco Digial 1st Journey Designer and Majesco Digital 1st Platform;

•
launched new data solutions, Majesco Enterprise Data Model and Majesco Enterprise Data Warehouse;

•
added new partners, including a growing number of InsurTech ones;

•
announced a strategic partnership with IBM to jointly offer a new cognitive, cloud-based platform to help insurance carriers worldwide create new services on IBM Cloud;

•
actively engaged and supported InsurTech, including participation in some accelerators;

•
published primary and secondary research/thought leadership regarding industry trends, shifts, demands and more; and

•
cultivated and expanded our client base across tier one, mid-market and greenfield/start-ups. We generated revenues of  $122.9 million, $121.8 million, $113.3 million, $79.3 million and $82.8 million in fiscal 2018, fiscal 2017, fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Overview of the Insurance Industry
The insurance industry is large, fragmented, highly regulated and complex. In order to effectively manage their operations, insurance carriers require core business systems that integrate with other internal systems, control workflow, enable extensive configurability and provide visibility to every user.
The insurance industry is in the midst of profound change fueled by trends that are converging and pushing a sometimes slow-to-adapt industry. This seismic shift is creating leaps in innovation and disruption, challenging the traditional business assumptions, operations, processes and products of the last 30 to 50 years represented as Insurance 1.0. Insurance carriers are currently faced with a wide range of
3

challenges. Increasing competition, emerging technologies and changing customer expectations are pushing carriers to make their business more agile, improve their time to market for new products, reach new markets, expand channels and respond quickly to market changes, moving to Digital Insurance 2.0.
Many insurance carriers are experiencing increased operational risk and financial loss due to the inadequacy of their existing legacy core systems to meet the needs of Digital Insurance 2.0. The inherent functional and technical limitations of these systems have impeded carriers’ ability to grow profitability and adapt to the evolving expectations of consumer, commercial and government insurance customers. Most organizations cannot simply flip off one switch (traditional business model and products administered on traditional systems) and flip another on (new business model and products on modern, flexible systems that will handle digital integration and better data acquisition and analysis). So, the shift will require steps. Those steps will operate as both a bridge and a proving ground, with the traditional system still operational as a firm foundation while the new foundation is being constructed.
Our Solutions
We provide core insurance software to insurance carriers from greenfields to mid-market and large insurance companies using two different models including (1) the licensed use of our proprietary software; and (2) cloud/SaaS using the same proprietary software but managed on cloud (private, public or hybrid) infrastructure. Our consulting and other insurance technology services likewise are offered to insurance carriers from greenfields to mid-market and large insurance companies based on the scope and services selected.
Our solutions are designed to provide insurance carriers with the core system capabilities required to effectively manage their business and enable agility, innovation and speed to meet changing market dynamics and opportunities. Our offering is comprised primarily of:
•
core insurance software platform solutions for all lines of business in the insurance industry;

•
project delivery and implementation of our solutions; and

•
consulting services that support the business transformation, digital, data and ongoing use.

Software Solutions
Enterprise Solutions
We deliver enterprise software solutions that support all lines of business for P&C, L&A and Group, enabling customer centricity for insurers. This includes billing, distribution management, digital platform with portals and mobile capabilities, and a cloud business platform. Our enterprise solutions include:
•
Majesco Distribution Management;

•
Majesco Digital 1st Insurance;

•
Majesco Cloud Insurer; and

•
Implementation Services.

Life, Annuity, Pension and Group/Benefits Solutions
We deliver solutions for L&A and Group/Employee Benefits core insurance areas, including policy management, product modeling, product configuration, new business processing, and claims. Our L&A and Group/Employee Benefits solutions include:
•
Majesco Policy for L&A and Group;

•
Majesco Billing for L&A and Group;

•
Majesco Claims for L&A and Group; and

•
Majesco New Business and Underwriting.

4

Majesco Property and Casualty/General Insurance Solutions
We deliver solutions for P&C/General Insurance core insurance areas, including policy management, claims management, rating, underwriting, product configuration and reinsurance. Our P&C and General Insurance solutions include:
•
Majesco Policy for P&C;

•
Majesco Billing for P&C;

•
Majesco Claims for P&C;

•
Majesco Business Analytics;

•
Majesco Enterprise Data Warehouse; and

•
Majesco Enterprise Data Model.

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

•
Majesco Application Development and Maintenance Services.

Our Growth Strategy
We intend to extend our leadership as a provider of core system software to the global insurance industry. The key elements of our strategy include:
•
Proactively innovate and extend our insurance platform solution leadership.   We continue to enhance the business and technical capabilities of our market leading solution portfolio for insurance carriers through consistent significant research and development (“R&D”) investment in core platform software, cloud, distribution, data, digital and services for innovative and scalable solutions.

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

5

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

•
Cross selling to existing customers.   We continue to build upon our established customer relationships and track record of successful implementations to sell additional solutions to existing customers.

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

Intellectual Property
We rely on a combination of contractual provisions and intellectual property laws to protect our proprietary technology. We believe that due to the dynamic nature of the computer and software industries, factors such as the knowledge and experience of our management and personnel, the frequency of product enhancements and the timeliness and quality of our support services are critical to the Company’s success.
We have registered the copyrights of our software products, and we seek to protect the source code of our products as trade secret information and as unpublished copyright work, although we often agree to place our source code into escrow in connection with entering into new customer agreements. We also rely on security and copy protection features in our proprietary software. We distribute our products under software license agreements which grant customers a personal, non-transferable license to use our products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products. We do not hold any patents.
MajescoMastek®, Majesco®, Elixir®, Agile Technologies®, CloudInsurer™, Majesco CloudInsurer™, Digital1st™ and Majesco Digital1st™ are trademarks of Majesco. In addition, Cover-All® is a trademark of Cover-All Systems Inc.
Competition
The insurance solution provider market is highly competitive and fragmented. This market is subject to changing technology, shifting customer needs and introductions of new and innovative products and services. Our competitors vary in size and in the breadth and scope of the products and services offered.
Our current principal competitors include, but are not limited to, the following:
Area of Product/Service	Competitors
Internally developed software	Many insurance companies have sufficient IT resources to maintain and augment their own proprietary, legacy systems, or consider developing new custom systems.
Insurance software vendors	Vendors such as Duck Creek, Guidewire Software, Inc., FINEOS, OneShield, Inc., FAST, Oracle, Sapiens International Corporation, and Insurity, provide software solutions that are specifically designed to meet the needs of insurance carriers.
6

Area of Product/Service	Competitors
Consulting Services firms	Firms such as Accenture, Deloitte, E&Y, Nolan Group, CSC, Cognizant, CGI, Mphasis and Tata Consultancy Services Limited offer consulting and other services such as testing, application maintenance, and custom development, solutions for the insurance industry.
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
Major Customers
As of March 31, 2018, 2017 and 2016, our product line was in use in approximately 160, 148 and 149 companies worldwide, respectively. For fiscal 2018 and fiscal 2017 we had no customer contributing 10% or more of total revenues. For fiscal 2016, we had one customer contributing 10% or more of total revenues. For fiscal 2016, our largest customer was Unum, with approximately 10.2% of total revenues.
For fiscal 2018, fiscal 2017 and fiscal 2016 our top five customers generated approximately 28.4%, 27.1% and 26.5% of revenue, respectively. We expect that the top five customers will continue to account for a significant portion of revenue for the foreseeable future.
Backlog
As of March 31, 2018, we had unrecognized licenses and support services or professional services backlog of unbilled work totaling $90.6 million, which are expected to be recognized by March 31, 2019.
As of March 31, 2017, we had unrecognized licenses and support services or professional services backlog of unbilled work totaling $64 million, which we recognized as of March 31, 2018.
Research and Development
We continue to enhance the business and technical capabilities of our market leading solution portfolio for insurance carriers through consistent significant R&D investment in core platform software, cloud, distribution, data, digital and services for innovative and scalable solutions. For fiscal 2018 we spent $17,250 on R&D compared to $17,236 in fiscal 2017.
Capital Expenditures
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
7

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
Employees
As of March 31, 2018, we had 2,248 full-time employees and no part-time employees on a worldwide basis. In addition, as of March 31, 2018, we actively received services from a total of 108 individuals in their capacities as independent contractors.
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
8

ITEM 1A.
RISK FACTORS

Risks Related to Our Business
We depend on a small number of large customers and the loss of one or more major customers could have a material adverse effect on our business, financial condition and results of operations.
For fiscal 2018, we had one customer contributing 9.0% of total revenues and our top five customers, in the aggregate, generating approximately 28.4% of total revenues. We expect that our top five customers will continue to account for a significant portion of our revenues for the foreseeable future. For fiscal 2017, we had one customer contributing 7.5% of total revenues and our top five customers, in the aggregate, generating approximately 26.5% of total revenues. For fiscal 2016, we had one customer contributing 10.2% of total revenues and our top five customers, in aggregate, generating approximately 25.5% of total revenues. We have had in the past large customers terminate their relationship with us and it is possible that any of our large customers could decide to terminate their relationship with us in the future. The loss of one or more of our top five customers, or a substantial decrease in demand by any of those customers for our services and solutions, could have a material adverse effect on our business, results of operations and financial condition. Additionally, our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenues and lower average selling prices and gross margins, all of which could harm our operating results.
Our information systems, like those of other software and technology companies, are vulnerable to the threat of cybersecurity and data privacy risks.
Our business involves the storage, management, and transmission of the proprietary information of our customers, including personal, financial, and other sensitive or confidential information of our customers’ insureds. Cyberattacks and other efforts by bad actors to steal personal information, to steal proprietary and sensitive company information, and to disrupt service are on the rise, and the methods used to attack, to obtain unauthorized access to, to disable, to degrade, or to otherwise compromise our systems, our software, and our applications are continuously changing and evolving. We may be unable to anticipate or detect successfully these methods or implement adequate preventive measures. Moreover, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other vulnerabilities that could unexpectedly compromise or lead to the compromise of our systems, our software, our applications, or the information security and privacy of the proprietary and personal information stored, managed, and transmitted by or on those systems, software, or applications.
Although we have in place control procedures and security measures to protect the proprietary and personal data we store, manage and transmit for our customers, we cannot guarantee that these measures will be sufficient to detect or prevent interceptions, intrusions, break-ins, security breaches, theft, the introduction of viruses or malicious code, or other disruptions or attacks that may jeopardize the security, confidentiality, or integrity of the proprietary and personal information stored, managed, or transmitted by our systems, software, applications, and products. Security breaches or other malicious attacks of our systems, software, applications, and products could result in system or service disruptions or the theft, misappropriation, misuse, unauthorized disclosure, or compromise of personal and proprietary information. In addition, security breaches or other malicious attacks of our systems, software, applications, and products could also result in impact to or compromise of the systems of our customers who utilize our software, applications, and products. Our systems, software, applications, and productions are also exposed to computer viruses, denial of service attacks and bulk unsolicited commercial email, or spam. Despite the security measures we have in place, these events could cause a loss of service and data to customers.
If our products or systems experience data security breaches or there is unauthorized access to or release of our customers’ data, we may lose current or future customers and our reputation and business may be harmed. We may also incur liabilities to repair or replace our systems or in connection with litigation or regulatory enforcement actions that may result from such breaches.
We are subject to data security and data privacy laws that are becoming more widespread, burdensome, and increasingly require notification of security breaches to affected individuals, regulators, customers, and other third-parties. The occurrence of a security breach impacting our systems, software, applications, or
9

products, or the claim that the Company has suffered such a security breach, whether accurate or not, could result in adverse publicity, loss of customer confidence, increased costs, lost sales and profits, criminal penalties, civil liabilities, and reputational harm. This could lead to the loss of current and potential customers. In addition, a security breach may require us to expend significant capital and other resources to respond to, remedy, mitigate, alleviate, and further protect against the security breach and related problems. We may also be required to make significant expenditures to repair our systems, software, applications, and products in the event that they are damaged or destroyed or if the delivery of our services to our customers is disrupted; this could result in harm to our business and operations. Further, we may not be able to remedy these problems in a timely manner, or at all. Even the perception that the privacy of proprietary or personal information is not satisfactorily protected or does not meet regulatory requirements or that our systems, software, applications, and products are unsecure or unstable could inhibit sales of our products or services, and could limit adoption of our products and services. The insurance we carry may not provide coverage adequate to compensate us fully for losses that may occur or litigation that may be instituted against us in these circumstances.
Additionally, the U.S. Federal Trade Commission and state consumer protection authorities have brought a number of enforcement actions against U.S. companies for alleged deficiencies in companies’ data security practices, and they may continue to bring such actions. Enforcement actions, which may or may not be based upon actual cyber attacks or security breaches, or other disclosures of personal or proprietary information, present an ongoing risk to us, could result in a loss of customers, damage to our reputation and monetary damages. Other liability could include claims from customers or consumers alleging misrepresentation or violation of our privacy and data security practices, as well as claims alleging unfair and deceptive trade practices, negligence, or breach of contract. Any such liability could decrease our profitability and materially adversely affect our financial condition.
We face intense and growing competition. If we are unable to compete successfully, our business will be seriously harmed through the loss of customers or increased negative pricing pressure.
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
10

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
11

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
12

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
13

Certain of our software products may be deployed through cloud-based implementations, and if such implementations are compromised by data security breaches or other disruptions, our reputation could be harmed, and we could lose customers or be subject to significant liabilities.
Although our software products typically are deployed on our customers’ premises, our customers may at times require our products to be deployed in cloud-based environments, in which our products and associated services are made available using an Internet-based infrastructure. At times, in cloud deployments, the infrastructure of third-party service providers is used by the customers at their own behest, which may be vulnerable to cyber attacks, security breaches, computer viruses, telecommunications failures, power loss and other system failures, disruptions and attacks.
Any of these occurrences, whether intentional or accidental, could lead to interruptions, delays or cessation of operation of the servers of third-party service providers’ used by our customers, and to the unauthorized use, access, acquisition or compromise of our software and/or the proprietary information and sensitive or confidential data stored, managed or transmitted by our software and products. The inability of service providers used by our customers to provide continuous access to their hosted services, and to secure their hosted services and associated customer information from unauthorized use, access, disclosure or compromise, could cause us to lose customers and to incur significant liability, and could harm our reputation, business, financial condition and results of operations.
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
14

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
We have offices and operations in various countries around the world and provide services and solutions to clients globally. For fiscal 2018, approximately 89% of our revenues were attributable to the North American region, approximately 5% were attributable to the European region, and approximately 6%
15

were attributable to the rest of the world, primarily the Asia-Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters and multiple legal and regulatory systems, our results of operations could be adversely affected.
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
16

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
One of our subsidiaries, Majesco Software and Solutions Inc. (“MSSI”), has received a summons with notice filed in the Supreme Court of the State of New York alleging breach of services and license agreement. Any adverse outcome in this proceeding may adversely affect our profitability, reputation, business, financial condition and results of operations.
On January 24, 2018, MSSI, one of our subsidiaries, received a summons with notice filed in the Supreme Court of the State of New York by a customer, Alamance Services Inc. (“Alamance”), alleging a purported breach of services and license agreement. In the summons, Alamance seeks compensatory damages (including lost profits) of an amount to be proven at trial of at least $10 million, pre-and post-judgment interest and costs and fees. We intend to defend against this matter vigorously and will assert all of our rights against Alamance. While we believe we have made adequate provisions against bad and doubtful receivables and have notified the carrier under our professional indemnity insurance policy for this claim, we cannot assure you that this proceeding will be decided in our favor or that no further liability will arise out of this proceeding, which may adversely affect our profitability and reputation. Further, this proceeding may divert management time and attention and consume financial resources.
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
17

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
18

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
19

code that was developed using such software. Such claims could also result in litigation, and may require us to devote additional research and development resources to change our products, any of which could reduce or diminish the value of our products and have a negative effect on our business and operating results.
We are an emerging growth company under U.S. securities laws and intend to take advantage of the reduced disclosure and governance requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.
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

•
exemption from the requirement to provide pay for performance disclosure; and

•
exemption from the requirement to provide compensation ratio disclosure.

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
20

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
We are a “controlled company” within the meaning of the NYSE American rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements of the NYSE American. As a result, our shareholders do not have the same protections afforded to shareholders of companies that are subject to such requirements and the interests of our controlling shareholder may be different from other holders of our common stock.
Majesco Limited owns 69.75% of our issued and outstanding common stock. As a result, we are a “controlled company” within the meaning of the NYSE American corporate governance standards. Under the NYSE American rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE American corporate governance requirements, including the requirements that:
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

We are currently utilizing, and intend to continue to utilize, the exemption relating to the compensation committee and nominating committee, and we may utilize this exemption for so long as we are a controlled company. Accordingly, our shareholders do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE American.
21

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
Risks Related to Our Common Stock
If we are unable to maintain the listing standards of the NYSE American, our common stock may be delisted, which may have a material adverse effect on the liquidity and value of our common stock.
Our common stock is traded on the NYSE American. To maintain our listing on the NYSE American, we must meet certain financial and liquidity criteria. The market price of our common stock has been and may continue to be subject to significant fluctuation as a result of periodic variations in our revenues and results of operations. If we fail to meet any of the NYSE American’s listing standards, we may be delisted. In the event of delisting, trading of our common stock would most likely be conducted in the over the counter market on an electronic bulletin board established for unlisted securities, which could have a material adverse effect on the market liquidity and value of our common stock.
Holders of our common stock may have difficulty in selling those shares.
While our common shares trade on the NYSE American, our stock is thinly traded and investors may have difficulty in selling their shares. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained. Brokers effecting transactions in our common stock may also be subject to additional sales practice requirements under certain Exchange Act rules, including making inquiries into the suitability of investments for each customer or obtaining a prior written agreement for the specific stock purchase. Because of these additional obligations, some brokers will not effect transactions in our common stock.
Our stock price has been volatile.
Quarterly operating results have fluctuated and are likely to continue to fluctuate. The market price of our common stock has been and may continue to be volatile. Factors that are difficult to predict, such as
22

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
ITEM 1B.
UNRESOLVED STAFF COMMENTS

None.
ITEM 2.
PROPERTIES

We lease office space in the United States, Canada, the United Kingdom, Malaysia, Singapore and India. We lease approximately 37,220 square feet in the United States; approximately 110 square feet in Canada; approximately 3,893 square feet in Malaysia; approximately 200 square feet in Singapore; approximately 190 square feet in the United Kingdom; and approximately 181,545 square feet in India.
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
On January 24, 2018, MSSI, a subsidiary of Majesco, received a summons with notice filed in the Supreme Court of the State of New York by a customer, Alamance, alleging a purported breach of services and license agreement by MSSI. In the summons, Alamance seeks compensatory damages (including lost profits) of an amount to be proven at trial of at least $10 million, pre-and post-judgment interest and costs and fees. Majesco believes this claim has no merit and intends to defend against it vigorously and assert all of its rights against this customer. In the opinion of management, Majesco has made adequate provisions against bad and doubtful receivables arising from this claim. In addition, Majesco has notified its carrier under its $40 million professional indemnity insurance policy. Majesco does not expect the outcome of this litigation to have a material effect on its business or results of operations. However, litigation is inherently unpredictable, and the costs and other effects of such matter and the possibility of any adverse outcome cannot be determined at this time.
ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.
23

PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price
Our shares of capital stock began to be publicly traded on June 29, 2015. Our common stock is traded on the NYSE American under the symbol “MJCO”. The table below sets forth for the periods indicated the high and low sales prices for our common stock as reported on the NYSE American.
Fiscal 2018:	High	Low
4th Quarter	$6.00	$5.03
3rd Quarter	$6.43	$4.84
2nd Quarter	$5.18	$4.35
1st Quarter	$5.57	$4.60
Fiscal 2017:	High	Low
4th Quarter	$6.09	$4.92
3rd Quarter	$6.28	$4.50
2nd Quarter	$5.72	$4.82
1st Quarter	$6.50	$4.80
Record Holders
As of June 14, 2018, we had 81 shareholders of record. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in street name or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.
On June 14, 2018, the closing price of our common stock was $5.90.
Dividends
We did not declare or pay any cash dividend on our common stock during fiscal 2018 or fiscal 2017. We do not expect to pay dividends on our shares of common stock in the foreseeable future. Instead, it is expected that we will continue to retain any earnings to finance the development and expansion of our business, and will not pay any cash dividends on our common stock. Any future determination to pay dividends on shares of common stock will be at the discretion of our Board of Directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, capital requirements, contractual restrictions, restrictions imposed by applicable law and other factors that our Board of Directors deems relevant. Under our term loan with HSBC, we are currently restricted from paying dividends upon and during the continuation of an event of default.
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
24

PERFORMANCE GRAPH
The graph below compares the cumulative total stockholder returns (including reinvestment of dividends) from the period from June 29, 2015 through March 31, 2018 on an investment of  $100 in (i) our common stock, (ii) the Russell 2000 Index and (iii) the S&P North American Technology Software Index. You should be aware that historical results are not necessarily indicative of future performance.
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
The financial data as of and for fiscal 2018, fiscal 2017, fiscal 2016, fiscal 2015 and fiscal 2014 is derived from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K or in our other Annual Reports on Form 10-K filed with the SEC.
You should read the selected combined consolidated historical financial data below together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the financial statements and notes thereto for fiscal 2018, fiscal 2017 and fiscal 2016, each of which are included elsewhere in this Annual Report on Form 10-K.
25

Statements of Operations Data (U.S. dollars; in thousands, except for share and per share data):
	Fiscal Year Ended March 31, 2014	Fiscal Year Ended March 31, 2015	Fiscal Year Ended March 31, 2016	Fiscal Year Ended March 31, 2017	Fiscal Year Ended March 31, 2018
Revenues	$82,837	$79,282	$113,302	$121,768	$122,985
Income (loss) before income tax	4,813	(792)	(4,749)	(825)	(2,946)
Net income (loss)	2,920	(651)	(3,562)	(922)	(5,001)
Net income (loss) per share – basic	0.02	(0.02)	(0.10)	(0.02)	(0.14)
Net income (loss) per share – diluted	0.02	(0.02)	(0.10)	(0.02)	(0.14)
	Fiscal Year Ended March 31, 2014	Fiscal Year Ended March 31, 2015	Fiscal Year Ended March 31, 2016	Fiscal Year Ended March 31, 2017	Fiscal Year Ended March 31, 2018
Cash and cash equivalents	$10,041	$6,532	$6,154	$12,464	$9,152
Working capital	4,854	6,275	5,665	9,599	5,734
Total assets	48,438	45,545	94,621	90,014	96,526
Short-term debt	0	1,470	6,951	2,561	5,269
Long-term debt	0	3,000	6,800	10,000	8,367
Stockholders’ equity	20,538	20,556	45,557	45,848	45,167
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
Overview
We are a global provider of core insurance platform solutions and consulting and other insurance solutions for business transformation of the insurance industry. We operate in the United States, India, Canada, the United Kingdom, Malaysia, Thailand, Singapore and Mexico. We offer core insurance platform solutions for P&C and L&A and Group providers, which enables automate and manage business processes across the end-to-end insurance value chain and comply with policies and regulations across their organizations.. In addition, we offer a variety of other technology-based solutions for distribution management, digital, data and cloud. Our consulting services solutions provide enterprise consulting, application development management and testing for insurers. Our portfolio of solutions enable our customers to respond to evolving market needs, growth and innovation opportunities and regulatory changes, enabling agility, innovation and speed while improving the effectiveness and efficiency of their business operations.
26

Long-term, strong customer relationships are a key component of our success given the long-term nature of our contracts, opportunity for deeper relationships with our portfolio of solutions, and the importance of customer references for new sales. Our customers range from some of the largest global tier one insurance carriers in the industry to mid-market insurers, MGAs, startups and greenfields, including specialty, mutual and regional carriers. As of March 31, 2018, we served approximately 160 insurance customers on a worldwide basis.
We generates revenue from our global IP led business as well as from engagements in the insurance services space. The IP business is primarily driven through either an on-premise deployment or deployment of the platform on the cloud. While the on-premise model generates revenues from the licensing of our proprietary software (perpetual or annual license fees), related implementation and support and maintenance fees pursuant to contracts with customers, we have been witnessing a significant shift in the business model with customers preferring the cloud model which offers a speed to value benefit together with low upfront investments. The revenues from the cloud model are led by an implementation/configuration contract and followed by monthly subscriptions once the platform is in production for the customer to use. The implementation contracts for both the models are on a time and material or fixed bid basis. License fees, support and maintenance and cloud subscription fees are usually managed through multi-year agreements which are typically over a period of five to seven years. Insurance services revenues is primarily driven by professional services offered in the areas of transformation consulting, data, digital, testing and application development and management.
Fiscal 2018 Highlights
A few of our highlights of fiscal 2018 were:
•
Revenues of  $122,985 with a gross profit of 45.4% of revenue;

•
$17,250 (14.03% of revenue) in R&D expenses;

•
$41,022 (33.35% of revenue) in sales, general and administrative expenses;

•
Net loss of  $5,001; and

•
Adjusted EBITDA of  $5,695, representing 4.63% of revenue.

Use of Non-GAAP Financial Measures
In evaluating our business, we consider and use EBITDA as a supplemental measure of operating performance. We define EBITDA as earnings before interest, taxes, depreciation and amortization. We present EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We define Adjusted EBITDA as EBITDA before one-time non-recurring exceptional costs related to the merger with Cover-All and the listing of our common stock on the NYSE American (formerly, NYSE MKT) in connection with the merger and expense charge with regard to stock based compensation.
The terms EBITDA and Adjusted EBITDA are not defined under U.S. generally accepted accounting principles (“U.S. GAAP”) and are not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and when assessing our operating performance, investors should not consider EBITDA or Adjusted EBITDA in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Among other things, EBITDA and Adjusted EBITDA do not reflect our actual cash expenditures. Other companies may calculate similar measures differently than us, limiting their usefulness as comparative tools. We compensate for these limitations by relying on U.S. GAAP results and using EBITDA and Adjusted EBITDA only supplementally.
For an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for fiscal 2018 and fiscal 2017, see “— Results of Operations — Fiscal Year Ended March 31, 2018 Compared to Fiscal Year Ended March 31, 2017 — Adjusted EBITDA”. For an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for fiscal 2017 and fiscal 2016, see “— Results of Operations — Fiscal Year Ended March 31, 2017 Compared to Fiscal Year Ended March 31, 2016 — Adjusted EBITDA”.
27

Agile Asset Acquisition
On January 1, 2015, we acquired substantially all of the insurance consulting business of Agile, a business and technology management consulting firm. We estimate the total consideration for the Agile asset acquisition will amount to approximately $85,000, with a total maximum of  $92,000 potentially payable as earn-out payments. Of the estimated approximately $85,000 total consideration, (1) $10,000 was paid in connection with the execution of the acquisition agreement and $20,000 was paid in connection with the closing of the acquisition with available cash on hand, (2) approximately $390 will be paid in cash as deferred payments over three years to certain former Agile employees who became employees of Majesco in connection with the acquisition, of which $105 had been paid as of March 31, 2018, and (3) up to $51,000 will be paid by way of earn-out over three years based on the satisfaction of certain time milestones and performance targets, with maximum potential aggregate earn-out payments of up to $58,000 if performance targets are exceeded.
On January 26, 2016, we amended the asset purchase and sale agreement with Agile and its members to amend the terms and conditions of the earn-out. The amendment added in the calculation of revenue for purposes of determining the earn-out for 2015 5% of the initial order book revenue of Majesco software (intellectual property) deals closed by the Agile Division and 40% of revenue and EBITDA for Data Center of Excellence projects that have been signed in calendar year 2015. For determining the earn-out for 2016 and 2017, the amendment provides that the earn-out performance metrics will be determined at the Majesco level and not the Agile Division level and will be based only on revenue and EBITDA goals of Majesco as reported in Majesco’s consolidated financial statements. The amendment also provides that 50% of the earn-out in the amount of  $583,333 will be fixed with the remainder of the earn-out (the “Variable Earn-Out”) payable to Agile on a percentage basis as calculated below only if Majesco achieves 90% of corporate revenue and EBITDA goals for 2016 and 2017. No Variable Earn-Out will be payable for achieving less than 90% of the corporate revenue and EBITDA goals for 2016 and 2017, respectively, and any additional earn-out will not exceed 20% of the Variable Earn-Out. For revenue and EBITDA between 90% and 120% of Majesco’s revenue and EBITDA goals, Majesco will pay Agile a Variable Earn-Out calculated on a percentage basis. The amendment also adjusts the earn-out periods determination over a period of three years with the first year of the earn-out period commencing on January 1, 2015 and ending on December 31, 2015; the second year commencing on April 1, 2016 and ending on March 31, 2017; and the third year commencing on April 1, 2017 and ending on March 31, 2018. We paid approximately $11,000, $11,000 and $15,000 as earn-out to Agile in fiscal 2018, 2017 and 2016, respectively, and $0 for fiscal 2015.
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
Cover-All Merger
On June 26, 2015, Cover-All, a provider of core insurance software and business analytics solution primarily focused on commercial lines for the property and casualty insurance industry listed on the NYSE American (formerly, NYSE MKT), merged into Majesco, with Majesco as the surviving corporation, in a stock-for-stock transaction. In the merger, each share of Cover-All common stock issued and outstanding immediately prior to the effective time of the merger (other than treasury shares) was automatically cancelled and extinguished and converted into the right to receive 0.21641 shares of common stock of Majesco. This exchange ratio resulted in holders of issued and outstanding Cover-All common stock and outstanding options and restricted stock units and other equity awards of Cover-All holding in the aggregate approximately 16.5% of the total capitalization of the combined company immediately following consummation of the merger.
28

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
Inflation
Although we cannot accurately determine the amounts attributable thereto, our net revenues and results of operations have been affected by inflation experienced in the U.S., Indian and other economies in which we operate through increased costs of employee compensation and other operational expenses during fiscal 2018, fiscal 2017 and fiscal 2016. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. However, there can be no assurance that we will be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
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

29

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
30

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
31

Results of Operations
Fiscal Year Ended March 31, 2018 Compared to Fiscal Year Ended March 31, 2017 and Fiscal Year Ended March 31, 2017 Compared to Fiscal Year Ended March 31, 2016
The following table summarizes our consolidated statements of operations for fiscal 2018, fiscal 2017 and fiscal 2016 including as a percentage of revenues:
Statement of Operations Data
	Fiscal Years Ended
(U.S. Dollars; dollar amounts in thousands):	March 31, 2018%		March 31, 2017%		March 31, 2016%
Total Revenue	$122,985		$121,768		$113,302
Total cost of revenues	67,120	55%	63,461	52%	62,832	55%
Total gross profit	55,865		58,307		50,470
Operating expenses:
Research and development expenses	17,250	14%	17,236	14%	16,267	14%
Selling, general and administrative expenses	41,022	33%	41,310	34%	38,204	34%
Restructuring costs	—		—		465
Total operating expenses	58,272		58,546		54,936
Income (loss) from operations	(2,407)		(239)		(4,466)
Interest income	51		41		24
Interest expense	(516)		(612)		(596)
Other income (expenses), net	(74)		(15)		289
Income (loss) before provision for income taxes	(2,946)		(825)		(4,749)
Income taxes (benefit)	2,055		97		(1,187)
Net income (loss)	$(5,001)	(4.07)%	$(922)	(0.76)%	$(3,562)	(3)%

The following table represents revenues by each subsidiary and corresponding geographical region:
	Fiscal years ended
(U.S. dollars; dollar amounts in thousands):	March 31, 2017%		March 31, 2017%		March 31, 2016%
Geography: North America
Legal Entity
Majesco	$35,539	29%	$27,395	23%	$25,646	23%
Majesco Software and Solutions Inc	46,430	38%	52,357	43%	54,928	48%
Cover-All Systems Inc	26,173	21%	27,325	22%	17,636	16%
Majesco Canada Ltd., Canada	1,203	1%	1,748	1%	2,175	2%
	$109,345	89%	$108,825	89%	$100,385	89%
Geography: The United Kingdom
Legal Entity:
Majesco UK Limited, UK	$6,651	5%	$8,167	7%	$8,935	8%
Geography: Other
Legal Entity:
Majesco Sdn. Bhd., Malaysia	$5,248	4%	$3,625	3%	$3,671	3%
Majesco Asia Pacific Pte. Ltd., Singapore	379	1%	59	0%	73	0%
Majesco Software and Solutions India Private Limited, India	1,362	1%	1,092	1%	238	0%
	$6,989	6%	$4,776	4%	$3,982	3%
Total Revenues	$122,985		$121,768		$113,302

32

Comparison of Fiscal Years Ended March 31, 2018 and 2017
Revenues
Revenues for fiscal 2018 were $122,985 compared to $121,768 for fiscal 2017. Though the growth for the year is only about 1%, the revenues have been subject to significant shift in mix. While revenues from on-premise implementation have declined 25% on a full year basis, cloud revenues have increased 57% to fully mitigate this decline. Subscription revenues from cloud customers also increased 63% on a year on year basis indicating a strong momentum of the Company’s transition to a cloud based recurring revenue model. We now believe that we are reaching a stage where the topline will no longer be impacted by a decline in on-premise implementation but may begin to see the impact of the growing base of cloud revenues.
Gross Profit
Gross profit was $55,865 for fiscal 2018 compared with $58,307 for fiscal 2017. This represents a decrease of 4.2%. The decline in gross profit margin was primarily due to the ramp up of resources to support revenue growth in our cloud business and recent new customer wins. As a percentage of revenues, cost of sales increased to 55% for fiscal 2018 from 52% for fiscal 2017.
Salaries and consultant fees in the cost of revenues were $47,545 for fiscal 2018 compared to $47,857 for fiscal 2017. This represents a decrease of 1% in salaries and consultant fees related to the growth in our revenues. We had 2,298 and 2,010 technical and technical support employees as of March 31, 2018 and 2017, respectively. As a percentage of revenues, salaries and consultant fees were 39% for fiscal 2018 and fiscal 2017.
Operating Expenses
Operating expenses were $58,272 for fiscal 2018 compared to $58,546 for fiscal 2017. This represents a decrease of 0.5%. As a percentage of revenues, however, operating expenses decreased to 47.5% from 48.1%. The decrease in operating expenses was primarily due to a decrease in selling, general and administrative expenses of  $288 offset by an increase in research and development costs of  $14.
Loss from Operations
Loss from operations was $(2,407) for fiscal 2018 compared to $(239) for fiscal 2017. As a percentage of revenues, loss from operations was (1.96%) for fiscal 2018 compared to loss of  (0.2%) for fiscal 2017.
Other Expenses
Other expenses, net was $(74) for fiscal 2018 compared to $(15) for fiscal 2017. The loss was primarily due to an exchange loss on account of a change in the currency exchange rate and a onetime provision made in Majesco UK Limited for other finance charges of  $184 in fiscal 2017.
Tax Provision
Tax charge was $2,055 and 97 for fiscal 2018 and fiscal 2017. The main reason for the increase in the tax provision is the reduction in opening deferred tax assets due to change in tax rate in U.S. During fiscal 2018, an adjustment of $2,399 was made to write down our deferred tax asset consistent with the recent changes made to the Tax Code by the Tax Cuts and Jobs Act of 2017.
Net Loss
Net loss was $(5,001) for fiscal 2018 compared to net loss of  $(922) for fiscal 2017. Loss per share, basic and diluted, was $(0.14) and $(0.14), respectively, for fiscal 2018. compared to loss per share, basic and diluted, of  $(0.02) and $(0.02), respectively, for fiscal 2017.
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP metric, was $5,695 for fiscal 2018 compared to $$6,059 for fiscal 2017.
33

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for fiscal 2018 and fiscal 2017:
	Fiscal years ended
(U.S. dollar amounts; in thousands)	March 31, 2018	March 31, 2017
Net Income (loss)	$(5,001)	$(922)
Add:
Provision for income taxes	2,055	97
Depreciation and amortization	4,849	4,720
Interest expense	516	612
Less:
Interest income	(51)	(41)
Other income, net	74	15
EBITDA	$2,442	$4,481
Add:
Stock based compensation	3,253	1,578
Adjusted EBITDA	5,695	6,059
Revenue	122,985	121,768
Adjusted EBITDA as a % of Revenue	4.63%	4.98%
Comparison of Fiscal Years Ended March 31, 2017 and 2016
Revenues
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
Salaries and consultant fees in the cost of revenues were $47,857 for fiscal 2017 compared to $43,904 for fiscal 2016. This represents an increase of 9% in salaries and consultant fees related to the growth in our revenues. We had 2,010 and 2,232 technical and technical support employees as of March 31, 2017 and 2016, respectively. As a percentage of revenues, salaries and consultant fees were 39% for fiscal 2017 and 2016.
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
Loss from Operations
Loss from operations was $(239) for fiscal 2017 compared to $(4,466) for fiscal 2016. As a percentage of revenues, loss from operations was (0.2%) for fiscal 2017 compared to a loss of  (3.9%) for fiscal 2016.
34

Other Income (Expenses)
Other income/(expenses), net was $(15) for fiscal 2017 compared to $289 for fiscal 2016. The loss was primarily due to an exchange loss on account of a change in the currency exchange rate and a one-time provision made in Majesco UK Limited for other finance charges of  $184.
Tax Provision
Tax charge was $97 for fiscal 2017 compared to a tax benefit of  $1,187 for fiscal 2016. The main reason for the increase in tax provision is the increase in taxable profit in our foreign subsidiaries having an effective tax rate higher than the losses incurred by our U.S. companies where the effective rate is lower. Our effective tax rate for fiscal 2017 was (11.7%) as compared to 24.9% for fiscal 2016.
Net Loss
Net loss was $(922) for fiscal 2017 compared to net loss of  $(3,562) for fiscal 2016. Loss per share, basic and diluted, was $(0.02) and $(0.02), respectively, for fiscal 2017 compared to loss per share, basic and diluted, of  $(0.10) and $(0.10), respectively, for fiscal 2016.
Adjusted EBITDA
Adjusted EBITDA, a non-GAAP metric, was $6,059 for fiscal 2017 compared to $589 for fiscal 2016.
The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for fiscal 2018, fiscal 2017 and fiscal 2016:
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
Liquidity and Capital Resources
Our cash and cash equivalent and short term investments position was $9,152 at March 31, 2018, $12,464 at March 31, 2017 and $6,154 at March 31, 2016.
Net cash provided (used) by operating activities was $(2,650) for fiscal 2018, $10,361 for fiscal 2017 and $(5,751) for fiscal 2016. We had accounts receivable of  $19,103 at March 31, 2018, $12,227 at March 31, 2017 and $22,503 at March 31, 2016. We had revenues in excess of billings of  $9,997 at March 31, 2018, $8,563 at March 31, 2017, and $7,379 at March 31, 2016. Accounts payable and accrued expenses, and current portions of capital lease obligations amounted to $24,588 at March 31, 2018, $18,144 at March 31, 2017, and $20,519 at March 31, 2016. The average days sales outstanding for fiscal 2018, fiscal 2017 and
35

fiscal 2016 were 80 days, 67 days and 96 days, respectively. The increase to 80 days was primarily on account of our increase in revenue coupled with an increase in customer balances at the end of the year due to milestone billing. The day’s sales outstanding have been calculated by taking into consideration the combined balances of accounts receivable and unbilled accounts receivable.
Net cash used by investing activities amounted to $(789) for fiscal 2018, $2,938 for fiscal 2017, and $3,992 for fiscal 2016. Net cash used by investing activities for fiscal 2018 included the purchase of plant, property and equipment and intangible assets aggregating to $1,698.
Sale/(purchase) of investments in mutual funds was $869 for fiscal 2018, $(223) for fiscal 2017 and $(364) for fiscal 2016, respectively. Restricted cash was $53 for fiscal 2018, $53 for fiscal 2017 and $257 for fiscal 2016.
Net cash generated/(used) by financing activities was $690 for fiscal 2018, $(831) for fiscal 2017, and $9,218 for fiscal 2016. The increase in cash generation was on account of the net addition of debt of  $1,085. The details of our borrowings are described below.
We operate in multiple geographical regions of the world through our various subsidiaries. We typically fund the cash requirements for our operations through license, services, and support agreements. As of March 31, 2018, we had approximately $9,152 of cash, cash equivalents and marketable securities of which approximately $4,399 is held by our foreign subsidiaries. We intend to permanently reinvest these funds outside the U.S., and therefore, we do not anticipate repatriating undistributed earnings from our non-U.S. operations. If funds from foreign operations are required to fund U.S. operations in the future and if U.S. tax has not previously been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.
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
36

Financing Arrangements
Term Loan Facility
On March 25, 2011, the we entered into a secured revolving working capital line of credit facility with ICICI Bank Limited (“ICICI”) under which the maximum borrowing limit was $5,000. The interest rate on the credit facility at March 31, 2016 was three-month LIBOR plus 350 basis points and increased to three-month LIBOR plus 375 basis points with the second extension of this facility described below. The credit facility was guaranteed by Mastek Ltd. subject to the terms and conditions set forth in the guarantee. The credit facility initially matured on November 11, 2015. On November 20, 2015, we extended this line of credit to February 11, 2016. The facility was further extended to May 9, 2016 and again extended to May 15, 2017. Majesco paid a processing fee of $12.50 in connection with the second extension and a processing fee of  $50.83 in connection with the third extension. In connection with these extensions of the Majesco line of credit, Mastek Ltd. also extended its guarantee of such line of credit. Majesco has agreed to pay a fee and indemnify Mastek Ltd. against any payments made by Mastek Ltd. in connection with this guarantee. On January 20, 2017, we paid in full the balance under this facility with proceeds from a new $10,000 receivables purchase facility with HSBC Bank USA, National Association (“HSBC”) described below, and this facility was terminated. On repayment of this facility, the guarantee by Mastek Ltd. of this facility was also terminated and our liability to Mastek Ltd. regarding this guarantee also ceased to exist. The interest rate was 4.75% at January 20, 2017.
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
MSSIPL Facilities
On June 30, 2015, our subsidiary, Majesco Software and Solutions India Pvt. Ltd. (“MSSIPL”), entered into a secured Pre Shipment in Foreign Currency and Post Shipment in Foreign Current (the “PCFC”) facility with Yes Bank pursuant to which MSSIPL may request 3 months pre-export advances and advances against export collection bills. The maximum borrowing limit was initially 300 million Indian rupees. The interest rate on this PCFC facility was initially USD 3 months LIBOR plus 275 basis points. The interest rate on this PCFC facility is determined at the time of each advance. This PCFC facility is secured by a first pari passu charge over the current assets of MSSIPL. Excess outstanding beyond 100 million Indian rupees is to be backed by 100% fixed deposit receipts in MSSIPL or Majesco Limited. On September 27, 2016, MSSIPL extended this PCFC facility to June 17, 2017.
On September 13, 2017, MSSIPL entered into an addendum facility letter (the “2017 Addendum”) to its addendum facility letter dated September 27, 2016 with respect to the PCFC facility with Yes Bank dated June 30, 2015. The 2017 Addendum further extended the maturity date of the PCFC facility to May 22, 2018 and reduced the maximum borrowing limit from 300 million Indian rupees to 130 million Indian rupees, or approximately $1,998 based upon the exchange rate on March 31, 2018. There is no outstanding balance against this loan as of March 31, 2018.
In addition, the 2017 Addendum also amended the interest rate of the PCFC facility to LIBOR plus 150 basis points plus 2%. The interest rate on the PCFC facility is determined at the time of each advance.
As of March 31, 2018, we were in compliance with the terms of this facility.
On May 9, 2017, our subsidiary, MSSIPL, and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (the “Combined Facility”) pursuant to which Standard Chartered Bank agreed to a Combined Facility of up to 200 million Indian rupees (or approximately $3,075 at exchange rates in effect on March 31, 2018). The Export Invoice
37

Financing Facility is for the financing of MSSIPL’s sale of goods, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the marginal cost of funds based lending rate (the “MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and be effective until repayment. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The Working Capital Overdraft Facility and the Short Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of each disbursement and be effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time. The Pre Shipment Financing Under Export Orders Facility is for the purchase of raw material, processing, packing, transportation, warehousing and other expenses and overheads incurred by MSSIPL to ready goods for sale. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of utilization and be effective until repayment. Interest will accrue from the utilization date up to the repayment date.
The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was in compliance under the terms of this Combined Facility as of March 31, 2018. There are no outstanding loans under this Combined Facility as of March 31, 2018.
Term Loan Facility
On March 23, 2016, we entered into a Loan Agreement (the “Loan Agreement”) with HSBC pursuant to which HSBC agreed to extend loans to us in the amount of up to $10,000 and we issued a promissory note to HSBC in the maximum principal amount of $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). The outstanding principal balance of the loan bears interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest was payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of $1,667 shall be due and payable semi-annually. All principal and interest outstanding under the Note shall be due and payable on March 1, 2021. The Facility is unsecured and supported by a letter of credit issued by a bank of  $10,000, which is secured by a cash pledge of our parent company, Majesco Limited. As of March 31, 2018, we had $8,333 outstanding under this facility. As of March 31, 2018, we were in compliance with the terms of this Facility.
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
38

Receivable Purchase Facility
On January 13, 2017, Majesco and its subsidiaries MSSI, and Cover-All Systems, jointly and severally entered into a Receivable Purchase Agreement with HSBC pursuant to which HSBC may advance funds against receivables at an agreed advance rate. The outstanding aggregate amount of all advances may not exceed a $10,000 facility limit. The facility bears interest at two (2%) per cent plus the ninety (90) day LIBOR rate. HSBC will also receive an arrangement fee equal to 0.20% of the facility limit and a facility review fee equal to 0.20% of the facility limit. Majesco will serve as HSBC’s agent for the collection of receivables, and Majesco will collect and otherwise enforce payment of the receivables. HSBC has a security interest in accounts of MSSI and Cover-All Systems. The term of the Receivable Purchase Agreement is for a minimum period of twelve (12) months and shall continue unless terminated by either party. Either party may terminate the Receivable Purchase Agreement at any time upon sixty (60) days’ prior written notice to the other party. The Receivable Purchase Agreement will provide additional liquidity to us for working capital and other general corporate purposes. As of March 31, 2018, Majesco had $5,262 outstanding under this facility. Majesco used proceeds from this facility to refinance the ICICI facility described above, to fund capital expenditures and for working capital and other general corporate purposes.
Auto loan
MSSIPL has obtained an auto loan from HDFC Bank for the purchase of vehicle. This loan bears interest at a rate of 8.75% per annum, is payable in 60 monthly installments over a 5 year period and is secured by the hypothecation of the vehicle. The outstanding balance of loan as of March 31, 2018 is $41.39.
Dividends and Redemption
We have not declared or paid any cash dividend on our common stock since 2000. It has been our policy to invest earnings in growth rather than distribute earnings as common stock dividends. This policy, is expected to continue, but is subject to regular review by our Board of Directors.
Contractual Obligations
The following table summarizes our known contractual obligations as of March 31, 2018:
Payments due by period
(in thousands)
Particulars	Total	<1 Year	1 – 3 Years	3 – 5 Years	>5 Years
Capital Leases	203	203	—	—	—
Operating Leases	8,176	3,166	3,993	580	437
Purchase Obligations	—	—	—	—	—
Long-Term Debt – HSBC Term Loan	8,333	3,333	5,000	—	—
PCFC Facility, HSBC Receivable Purchase Facility and Auto loan	5,303	5,269	34	—	—
Other Obligations – Contingent Consideration	835	835	—	—	—
Total	$22,850	$12,806	$9,027	$580	$437

As of March 31, 2018, our operating leases consisted of leases for office space in the United States, Canada, the United Kingdom, Malaysia, Singapore and India for terms ranging from three to ten years each. Many of these leases include renewal options, with renewal periods generally between two to five years. We also leased automobiles under capital leases and acquired software under hire purchase arrangement. Contingent consideration reflects discounted future cash flows during the earn-out period related to our acquisition of the Agile assets in December 2014. See Notes 5, 21 and 22 to our consolidated financial statements as well as “Item 2. Properties” for additional information related to our capital and operating leases and other contractual obligations.
39

In addition to our contractual obligations set forth in the table above, we also have contractual and non-contractual employee benefits and related obligations, including those described below:
(1)
Obligations under a post-employment defined benefit plan (the “Gratuity Plan”) covering all employees in India who are eligible under the terms of their employment, and governed by India’s Payment of Gratuity Act, 1972. The Gratuity Plan provides a lump sum payment to vested employees at retirement or upon termination of employment based on the respective employee’s salary and the years of employment with Majesco. We determine our liability towards the Gratuity Plan on the basis of actuarial valuation. Actuarial gains and losses arising from experience adjustments, and changes in actuarial assumptions are recognized immediately in the combined Statement of Operations as income or expense. These obligations are valued by independent qualified actuaries. We evaluate these critical actuarial assumptions at least annually. If actual results differ significantly from our estimates, our gratuity expense and our results of operations could be materially impacted. Our aggregate obligations under the Gratuity Plan were $53 for fiscal 2018.

(2)
We have obligations with respect to the encashment of leave balances of certain of our employees in India and other countries. Our aggregate obligations under provision for accrued vacation (leave encashment) were $961 for fiscal 2018. Our total obligations under leave encashment was $4,303, as of March 31, 2018.

(3)
We pay contributions to a defined contribution pension scheme covering our employees in Canada and the United Kingdom. The assets of the scheme are held separately from those of Majesco in an independently administered fund. We contributed $15 to the fund during fiscal 2018.

(4)
Senior employees of our Indian subsidiary are entitled to superannuation, a defined contribution plan (the “Superannuation Plan”). We make a yearly contribution to the Superannuation Plan, which is administered and managed by the Life Insurance Corporation of India based on a specified percentage (presently at 12.5% to 15% depending on the grade of the employee) of each covered employee’s basic salary. We contributed $37 towards the Superannuation Plan during fiscal 2018.

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

(6)
We make payments to defined contribution plans established and maintained in accordance with the local laws of the United States and of the jurisdictions in which our subsidiaries are located. Our aggregate monthly contributions to all of these plans are charged to combined Statement of Operations in the year they are incurred and there are no further obligations under these plans beyond those monthly contributions. We contributed $1,521 in the aggregate towards all these contribution plans during fiscal 2018.

See Notes 2(l) and 13 to our consolidated financial statements for fiscal 2018 for additional information.
In addition, as of March 31, 2018, we had gross unrecognized tax benefits of  $441. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table. See Note 15 to our consolidated financial statements for additional information.
Off-Balance Sheet Arrangements
We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.
40

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
The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts.
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
41

Financial Instruments
In January 2016, the FASB issued ASU 2016-01, Financial Instruments, which impacts certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The standard will be effective for the Company beginning April 1, 2018. The Company is currently evaluating the effect the updated standard will have on its consolidated financial statements and related disclosures.
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
Scope of Modification Accounting
In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting (Topic 718) (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The new standard is effective for annual periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. The standard will be effective for the Company beginning April 1, 2018. The Company is currently evaluating the impact this update will have on its consolidated financial statements.
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
42

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
Emerging Growth Company
We are an “emerging growth company” under the federal securities laws and are subject to reduced public company reporting requirements. In addition, Section 107 of the Jumpstart Our Business Startups (“JOBS”) Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.
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
Interest Rate Sensitivity
Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and investments. We do not use derivative financial instruments to hedge interest rate exposure. Our cash and cash equivalents and investments as of March 31, 2018 were $9,152 and nil, respectively. We invest primarily in highly liquid, money market funds and bank fixed deposits. Because of the short-term nature of the majority of the interest-bearing securities we hold, we believe that a 10% fluctuation in the interest rates applicable to our cash and cash equivalents and investments would not have a material effect on our financial condition or results of operations.
The rate of interest on our receivables facility with HSBC, our PCFC facility and our term loan with HSBC which were in effect as of March 31, 2018, are variable and are based on LIBOR plus a fixed margin. As of March 31, 2018, we had $5,262 and nil in borrowings outstanding under our receivables facility with HSBC and PCFC facility, respectively. As of March 31, 2018, we had borrowed $8,333 under our term loan with HSBC. As of March 31, 2018 we had borrowed $41.39 pursuant to an auto loan from HDFC Bank which bears interest at a rate of 8.75% per annum. We believe that a 10% fluctuation in the interest rates applicable to our borrowings would not have a material effect on our financial condition or results of operations.
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
We generated approximately 12.1% and 12.1% of our gross revenues outside of the United States for fiscal 2018 and fiscal 2017, respectively. The effect of foreign exchange rate changes on cash and cash equivalents resulted in a gain/(loss) of  $266 and $(477) for fiscal 2018 and fiscal 2017, respectively. For fiscal 2018 and fiscal 2017, we had a foreign exchange loss of approximately $(81) and $(108), respectively.
We use foreign currency forward contracts and par forward contracts to hedge our risks associated with foreign currency fluctuations related to certain commitments and forecasted transactions. The use of hedging instruments is governed by our policies which are approved by our Board of Directors. We
43

designate these hedging instruments as cash flow hedges. Derivative financial instruments we enter into that are not designated as hedging instruments in hedge relationships are classified as financial instruments at fair value through profit or loss.
The aggregate contracted USD principal amounts of our foreign exchange forward contracts (sell) outstanding as of March 31, 2018 and 2017 amounted to 18,250 and nil, respectively. The aggregate contracted GBP principal amounts of our foreign exchange forward contracts (sell) outstanding as of March 31, 2018 amounted to $1,155 and as of March 31, 2017 amounted to $2,080. The outstanding forward contracts as of March 31, 2018 mature between 1 to 24 months. As of March 31, 2018, we estimate that $68, net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 15 months.
The fair value of derivative financial instruments is determined based on observable market inputs and valuation models. The derivative financial instruments are valued based on valuations received from the relevant counterparty (i.e., bank). The fair value of the foreign exchange forward contract and foreign exchange par forward contract has been determined as the difference between the forward rates on reporting date and the forward rate on the original transaction, multiplied by the transaction’s notional amount (with currency matching). The following table provides information of fair values of derivative financial instruments:
	Asset		Liability
(in US dollars; dollar amounts in thousands)	Noncurrent*	Current*	Noncurrent*	Current*
As of March 31, 2018
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$194	$46	$17	$127
	$194	$46	$17	$127
As of March 31, 2017
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$0	$99	$10	$—
	$0	$99	$10	$—

*
The noncurrent and current portions of derivative assets are included in ‘Other Assets’ and ‘Prepaid Expenses And Other Current Assets’, respectively and of derivative liabilities are included in ‘Other Liabilities’ and ‘Accrued Expenses And Other Liabilities’, respectively in our Combined Balance Sheet.

For more information on foreign currency translation adjustments and cash flow hedges and other derivative financial instruments, see Notes 2, 4 and 12 to our consolidated financial statements for the fiscal year ended March 31, 2018.
ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at “Item 15. Exhibits and Financial Statement Schedules.”
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
44

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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller companies face additional limitations. Smaller companies employ fewer individuals and find it difficult to properly segregate duties. Smaller companies tend to utilize general accounting software packages that lack a rigorous set of software controls.
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of March 31, 2018, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as a result of material weaknesses.
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
45

PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our definitive proxy statement for the 2018 Annual Meeting of Shareholders.
ITEM 11.
EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2018 Annual Meeting of Shareholders.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2018 Annual Meeting of Shareholders.
ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2018 Annual Meeting of Shareholders.
ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2018 Annual Meeting of Shareholders.
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
(b)
Exhibits. See Item 15(a)(3) above.

(c)
Financial Statements Schedules. See Item 15(a)(2) above

ITEM 16.
FORM 10-K SUMMARY

None.
46

Majesco

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Majesco
Opinion on the Financial Statements
We have audited the accompanying consolidated and combined balance sheets of Majesco (the “Company”) as of March 31, 2018 and 2017, and the related consolidated and combined statements of operations, stockholders’ deficiency, and cash flows for each of the years in the three-year period ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31,2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated and combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated and combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated and combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated and combined financial statements. We believe that our audits provide a reasonable basis for our opinion.
MSPC
Certified Public Accountants and Advisors,
A Professional Corporation
We have served as the Company’s auditor since 2015.
Cranford, NJ
June 22, 2018

Majesco

Consolidated and Combined Balance Sheets
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)
	March 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,152	$11,635
Short term investments	—	829
Restricted cash	53	53
Accounts receivables, net	19,103	12,227
Unbilled accounts receivable	9,997	8,563
Deferred income tax assets	—	2,018
Prepaid expenses and other current assets	9,494	5,961
Total current assets	47,799	41,286
Property and equipment, net	2,755	3,659
Intangible assets, net	6,535	8,708
Deferred income tax assets	7,171	3,856
Other assets	50	289
Goodwill	32,216	32,216
Total Assets	$96,526	$90,014
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Loan from bank	$5,269	$2,561
Accounts payable	2,353	2,923
Accrued expenses and other liabilities	22,032	14,911
Capital lease obligation	203	310
Deferred revenue	12,201	10,982
Total current liabilities	42,058	31,687
Capital lease obligation, net of current portion	—	288
Term loan – bank	8,367	10,000
Others	928	2,191
Total Liabilities	$51,353	$44,166
Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.002 per share – 50,000,000 share authorized as of March 31, 2018 and March 31, 2017; NIL shares issued and outstanding as of March 31, 2018 and March 31, 2017	$—	$—
Common stock, par value $0.002 per share – 450,000,000 shares authorized as of March 31, 2018 and 450,000,000 shares authorized as of March 31, 2017; 36,600,457 shares issued and outstanding as of March 31, 2018 and 36,508,203 shares issued and outstanding as of March 31, 2017	73	73
Additional paid-in capital	75,022	71,343
Accumulated deficit	(30,283)	(25,282)
Accumulated other comprehensive income	361	(286)
Total stockholders’ equity	45,173	45,848
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$96,526	$90,014

See accompanying notes to the Consolidated and Combined Financial Statements.

Majesco

Consolidated and Combined Statements of Operations
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)
	Year ended March 31, 2018	Year ended March 31, 2017	Year ended March 31, 2016
Revenue	$122,985	$121,768	$113,302
Cost of revenue	67,120	63,461	62,832
Gross profit	$55,865	$58,307	$50,470
Operating expenses
Research and development expenses	$17,250	$17,236	$16,267
Selling, general and administrative expenses	41,022	41,310	38,204
Restructuring costs	—	—	465
Total operating expenses	$58,272	$58,546	$54,936
Loss from operations	$(2,407)	$(239)	$(4,466)
Interest income	51	41	24
Interest expense	(516)	(612)	(596)
Other income (expenses),net	(74)	(15)	289
Loss before provision for income taxes	$(2,946)	$(825)	$(4,749)
(Benefit)/Provision for income taxes	2,055	97	(1,187)
Net Loss	$(5,001)	$(922)	$(3,562)
Earnings (Loss) per share:
Basic	$(0.14)	$(0.02)	$(0.10)
Diluted	$(0.14)	$(0.02)	$(0.10)
Weighted average number of common shares outstanding(1)
Basic and diluted	36,540,199	36,477,774	35,055,000

(1)
The common stock shares for 2016 period presented reflect the one-for-six reverse stock split which took effect on June 26, 2015.

See accompanying notes to the Consolidated and Combined Financial Statements.

Majesco

Consolidated and Combined Statements of Comprehensive Income
(All amounts are in thousands of US Dollars)
	Year ended March 31, 2018	Year ended March 31, 2017	Year ended March 31, 2016
Net Loss	$(5,001)	$(922)	$(3,562)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	638	(567)	(1,662)
Unrealized (loss)/gains on cash flow hedges	9	(58)	(243)
Other comprehensive loss	$647	$(625)	$(1,905)
Comprehensive Loss	$(4,354)	$(1,547)	$(5,467)
Less: Comprehensive income attributable to the non-controlling interest	$—	$—	$—
Comprehensive Loss attributable to Owners of the Company	$(4,354)	$(1,547)	$(5,467)

See accompanying notes to the Consolidated and Combined Financial Statements.

Majesco

Consolidated and Combined Statements of Changes in Stockholders’ Equity
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)
	Common Stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Non- controlling interests	Total Stockholders’ equity
	Shares	Amount
Balance as of April 1, 2015	30,575,000	$61	$39,049	$(20,798)	$2,244	—	$20,556
Stock based compensation	—	—	748	—	—	—	748
Cover-All Merger	5,876,357	12	29,708	—	—	—	29,720
Net loss	—	—	—	(3,562)	—	—	(3,562)
Foreign currency translation adjustments	—	—	—	—	(1,662)	—	(1,662)
Unrealized gains on cash flow hedges	—	—	—	—	(243)	—	(243)
Balance as of March 31, 2016	36,451,357	$73	$69,505	$(24,360)	$339	$—	$45,557
Net loss	—	—	—	(922)	—	—	(922)
Issue of stock under ESOP and ESPP	56,846	—	260	—	—	—	260
Stock based compensation	—	—	1,578	—	—	—	1,578
Foreign currency translation adjustments	—	—	—	—	(567)	—	(567)
Unrealized gains on cash flow hedges	—	—	—	—	(58)	—	(58)
Balance as of March 31, 2017	36,508,203	$73	$71,343	$(25,282)	$(286)	$—	$45,848
Net loss	—	—	—	(5,001)	—	—	(5,001)
Issue of stock under ESOP and ESPP	92,254	—	426	—	—	—	426
Stock based compensation	—	—	3,253	—	—	—	3,253
Foreign currency translation adjustments	—	—	—	—	638	—	638
Unrealized gains on cash flow hedges	—	—	—	—	9	—	9
Balance as of March 31, 2018	36,600,457	$73	$75,022	$(30,283)	$361	$—	$45,173

See accompanying notes to the Consolidated and Combined Financial Statements.

Majesco

Consolidated and Combined Statements of Cash Flows
(All amounts are in thousands of US Dollars)
	Year ended March 31, 2018		Year ended March 31, 2017	Year ended March 31, 2016
Net income (loss)		$(5,001)	$(922)	$(3,562)
Adjustments to reconcile net (loss) to net cash provided by
operating activities:
Depreciation and amortization		4,848	4,720	3,843
Share based compensation expenses		3,253	1,578	748
Impairment of goodwill		—	60	—
Provision/(recovery) for doubtful receivables		335	984	(149)
Deferred tax (benefit)/expense		(1,300)	(429)	(2,227)
Accounts receivables		(6,767)	9,049	(13,135)
Unbilled accounts receivable		(1,216)	(1,399)	(1,615)
Prepaid expenses and other current assets		(3,284)	428	(1,355)
Accounts payable		(570)	(751)	2,097
Accrued expenses and other liabilities – Others		7,130	(1,459)	6,215
Deferred revenue		1,179	(215)	3,859
Other liabilities		(1,257)	(1,283)	(470)
Net cash generated (used in) from operating activities		$(2,650)	$10,361	$(5,751)
Cash flows from investing activities:
Purchase of property and equipment		$(1,166)	$(2,104)	$(2,875)
Purchase of intangible assets		(532)	(955)	(268)
Sale of tangible Assets		40	139	60
Acquisition of Agile Technologies, LLC assets, net of $158 cash acquired		—	—	—
Cash acquired on business combination		—	—	3,203
Consideration paid on acquisition of Majesco Singapore		—	—	(276)
Sale/(Purchase) of investments		869	(223)	(364)
Payment to related party		—	—	—
Payment to Majesco as reorganization consideration		—	—	(3,520)
(Increase)/decrease in restricted cash		—	205	48
Net cash used in investing activities		$(789)	$(2,938)	$(3,992)
Cash flows from financing activities:
Payment of capital lease obligation		$(395)	$318	$(62)
Receipt of term loan		4,709	13,404	43,340
Repayment of loan		(3,624)	(14,553)	(34,060)
Payment for buy back of non-controlling Interest		—	—	—
Net cash (used in)/provided by financing activities		$690	$(831)	$9,218
Effect of foreign exchange rate changes on cash and cash equivalents		266	(477)	(217)
Net (decrease)/increase in cash and cash equivalents		$(2,483)	$6,115	$(742)
Cash and cash equivalents, beginning of the period		11,635	5,520	6,262
Cash and cash equivalents at end of the period		$9,152	$11,635	$5,520
Supplementary disclosure of non-cash items
Cash paid for interest		$491	$591	$510
Cash paid for income taxes (net of refunds received)		3,235	614	1,257
Supplementary disclosure of non-cash items
Non-cash items – Assets acquired under Capital leases	$	Nil	$484	$40
See accompanying notes to the Consolidated and Combined Financial Statements.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)
1
DESCRIPTION OF BUSINESS

Majesco is a global provider of core insurance platform solutions, consulting services and other insurance solutions for business transformation for the insurance industry. Majesco offers core insurance platform solutions for property and casualty Property & Casualty/General Insurance (“P&C”) and Life, Annuities, Pensions and Group/Benefits (“L&A and Group”) providers, enabling them to automate and manage business processes across the end-to-end insurance value chain and comply with policies and regulations across their organizations. In addition, Majesco offers a variety of other technology-based solutions for distribution management, digital, data and cloud. Our portfolio of solutions enable our customers to respond to evolving market needs, growth and innovation opportunities and regulatory changes, which enables agility, innovation and speed while improving the effectiveness and efficiency of their business operations.
Majesco’s customers are insurers, managing general agents and other risk providers from the P&C, L&A and group insurance segments worldwide. Majesco delivers proven platform solutions for policy, rating, underwriting, billing, claims, distribution management, digital and data and analytics as well as consulting services for enterprise consulting, digital, data, testing and application development and maintenance.
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
Merger with Cover-All Technologies Inc.
On June 26, 2015, Cover-All Technologies Inc. (“Cover-All”), an insurance software company listed on NYSE American, merged into Majesco in a 100% stock-for-stock merger, with Majesco surviving the merger.
In connection with the merger, Majesco’s common stock was listed on the NYSE American and began trading on the NYSE American on June 29, 2015. Pursuant to the merger, Cover-All’s stockholders and holders of its options and restricted stock units received equity or equity interests in Majesco representing approximately 16.5% of the total capitalization of the combined company in the merger.
2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements presented herein represent the period as of and subsequent to March 31, 2015 when Majesco became a separate publicly-traded company (referred to as “Consolidated Financial Statements”).
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
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. All inter-company balances and transactions have been eliminated in consolidation.
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
Foreign Currency Translation
The functional currency of Majesco is the US dollar. However, Indian Rupees, Great Britain Pounds, US Dollars, Mexican Pesos, Malaysian Ringgits, Thai Baht, Canadian dollars, and Singapore dollars are the functional currencies for the Group entities operating in India, the UK, the US, Mexico, Malaysia, Thailand, Canada, and Singapore, respectively.
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
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Transactions in foreign currency are recorded at the exchange rate prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currency are expressed in functional currency at the exchange rates in effect at the balance sheet date. Non-Monetary assets and liabilities denominated in foreign currency are expressed in functional currency at the historical exchange rates. Gains/(losses) resulting from foreign currency transactions amounting to $(108), $(108), and $122 for the years ended March 31, 2018, March 31, 2017 and March 31, 2016 are included in the Consolidated and Combined Statement of Operations under the “Other income (expenses), net” caption.
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
Concentration of credit risk
Financial instruments that potentially subject the Group to concentrations of credit risk consist of cash and cash equivalents, time deposits, derivative financial instruments and accounts receivables. The Group maintains its cash and cash equivalents, time deposits, derivative financial instruments with banks having good reputation, good past track record, and who meet the minimum threshold requirements under the counterparty risk assessment process, and reviews their credit-worthiness on a periodic basis. Accounts receivables of the Group are typically unsecured. As there is no independent credit rating of the customer available with the Group, Management reviews the creditworthiness of customers based on their financial position, past experience and other factors. The Group entities perform ongoing credit evaluations of their customers’ financial condition and monitor the creditworthiness of their customers to which they grant credit terms in the normal course of business. Refer to note 20 on ‘Segment information’ for details relating to customers with revenue that accounted for 10% or more of total revenue and their outstanding total accounts receivables and unbilled accounts receivable as of March 31, 2018 and 2017.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Accounts receivables and allowance for accounts receivables
Accounts receivables are recorded at invoiced amounts, net of the Group’s estimated allowances for doubtful accounts. The Group performs ongoing credit evaluations of its customers. Allowance for doubtful receivables is established in amounts considered to be appropriate based primarily upon write-off history, historical collections experience, aging analysis and management’s specific evaluation of potential losses in the outstanding receivable balances. There is judgment involved with estimating the Group’s allowance for doubtful accounts and if the financial condition of its customers were to deteriorate, resulting in their inability to make the required payments, the Group may be required to record additional allowances or charges against revenues. The Group writes-off accounts receivables against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable. Amounts recovered, if any, from such debtors written off are accounted for on a receipt basis and disclosed as other income. The Group’s accounts receivables are not collateralized by any security.
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
Time and material contracts — Professional services revenue consists primarily of revenue received for assisting with the development, and implementation of the Group’s software, on-site support, and other professional consulting services. In determining whether professional services revenue should be accounted,

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

we review the nature of the Group’s software products; whether they are ready for use by the customer upon receipt; the nature of the Group’s implementation services, which typically do involve significant customization to or development of the underlying software code; and whether milestones or acceptance criteria exist that affect the realization of the services rendered. Substantially all of the Group’s professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Payments received in advance of rendering professional services are deferred and recognized when the related services are performed. Work performed and expenses incurred in advance of invoicing are recorded as unbilled receivables. These amounts are billed in the subsequent month.
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
Employee benefits
i)
Provident fund and other contribution plans:   In accordance with Indian law, generally all employees in India are entitled to receive benefits under the Provident Fund, which is a defined contribution plan. Both the employee and the employer make monthly contributions to the plan at a predetermined rate (presently at 12% each) of the employees’ basic salary. These contributions are made to the fund which is administered and managed by the Government of India. The Group also makes payments to defined contribution plans established and maintained in accordance with the local laws of its Group entities. The Group’s monthly contributions to all of these plans are charged to the combined Statement of Operations in the year they are incurred and there are no further obligations under these plans beyond those monthly contributions. The Group contributed $1,521, $1,378 and $1,292 towards all these contribution plans during the years ended March 31, 2018, March 31, 2017, and March 31, 2016, respectively.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

ii)
Superannuation plan:   The senior employees of the Indian Group entity are entitled to superannuation, a defined contribution plan (the “Superannuation Plan”). The Group makes a yearly contribution to the Superannuation Plan, which is administered and managed by the Life Insurance Corporation of India based on a specified percentage (presently at 12.5% to 15% depending on the grade of the employee) of each covered employee’s basic salary. The Group contributed $37, $42 and $33 towards the Superannuation Plan during the fiscal years ended March 31, 2018, March 31, 2017, and March 31, 2016, respectively.

iii)
Pension commitments:   The Group pays contributions to a defined contribution pension scheme covering its employees for employees of the Group. The assets of the scheme are held separately from those of the Group in an independently administered fund. The pension cost charge represents contributions payable by the Group to the fund and amounted to $15, $30 and $25 for the fiscal years ended March 31, 2018, March 31, 2017, and March 31, 2016, respectively.

iv)
Gratuity plan:   The Group provides for gratuity obligation, a defined benefit retirement plan (the “Gratuity Plan”) covering all employees in India who are eligible under the terms of their employment, and governed by India’s Payment of Gratuity Act, 1972. The Gratuity Plan provides a lump sum payment to vested employees at retirement or upon termination of employment based on the respective employee’s salary and the years of employment with the Group. The Group determines its liability towards the Gratuity Plan on the basis of actuarial valuation. Actuarial gains and losses arising from experience adjustments, and changes in actuarial assumptions are recognized immediately in the combined Statement of Operations as income or expense. These obligations are valued by independent qualified actuaries. The Group evaluates these critical actuarial assumptions at least annually. If actual results differ significantly from the Group’s estimates, the Group’s gratuity expense and its results of operations could be materially impacted. The Group’s aggregate obligations under the Gratuity Plan were $420 for fiscal 2018.

v)
Leave encashment:   The Group has obligations with respect to the encashment of leave balances of certain of our employees in India and other countries. Leave encashment benefit is recognized using the accrual method. The Group’s aggregate obligations under provision for accrued vacation (leave encashment) were $961 for fiscal 2018. The Group’s total obligation under leave encashment was $4,303, as of March 31, 2018.

Financing costs
The Group amortizes financing costs and premiums, and accretes discounts, over the remaining life of the related debt using the effective interest amortization method. The expense is included in “Interest expense” in the combined Statements of Operations. We record discounts or premiums as a direct deduction from, or addition to, the amount of the related borrowing.
Stock-based compensation
Stock-based compensation represents the cost related to stock-based awards granted to employees. The Group measures stock-based compensation costs at the grant date, based on the estimated fair value of the award and recognizes the cost (net of estimated forfeitures) over the employee’s requisite service period for the entire award. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from the original estimates. The Group estimates the fair value of stock options using a Black-Scholes valuation model. The cost is recorded in Cost of Revenues, Selling, General and Administrative expenses and Research and Development expenses in the Consolidated and Combined Statement of Operations based on the employees’ respective function.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Advertising and sales commission costs
Advertising and promotion related expenses are charged to the combined Statement of Operations in the period incurred. Advertising expense for the years ended March 31, 2018, March 31, 2017 and March 31, 2016 was approximately $965, $1,032 and $1,350, respectively.
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
Hedge accounting is discontinued when the hedging instrument expires or is sold, terminated, or exercised, or no longer qualifies for hedge accounting. At that time for forecasted transactions, any cumulative gain or loss on the hedging instrument recognized in Accumulated Other Comprehensive Income is retained there until the forecasted transaction occurs. If a hedged transaction is no longer expected to occur, the net cumulative gain or loss recognized in hedging reserve is transferred to the consolidated and combined Statement of Operations for the year.
For derivative financial instruments that do not qualify for hedge accounting, realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in Other Income/(Expenses).
The fair value of derivatives expiring within 12 months is classified as a current asset or liability, and that with a longer maturity is classified as a non-current asset or liability.
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
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Valuation allowances are recognized to reduce deferred tax assets to the amount that will more likely than not be realized. In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. When the Group changes its determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. In fiscal year ended March 31, 2018 the Company made an adjustment of $2.40 million to write down the Company’s deferred tax asset in line with the recent changes made to the Tax Code.
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
In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, deferring the effective date of this standard. As a result, the ASU and related amendments became effective for the Company for its fiscal year beginning April 1, 2018, including interim periods within that fiscal year.
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
The Company has adopted these ASUs (collectively, Topic 606) as of April 1, 2018. Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented (the “Full Retrospective Method”), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the “Modified Retrospective Method”). The Company intends to apply the Modified Retrospective Method. Although the Company does not expect a material impact on revenues, we expect that the new standard will expand disclosure, specifically around the quantitative and qualitative information about the Company’s underlying performance obligations.
Business Combinations (Topic 805): Clarifying the Definition of a Business
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805)”: Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities is a business. The standard became effective for the Company beginning April 1, 2018. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
Financial Instruments
In January 2016, the FASB issued ASU 2016-01, Financial Instruments, which impacts certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The standard will be effective for the Company beginning April 1, 2018. The Company is currently evaluating the effect the updated standard will have on its consolidated financial statements and related disclosures.

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
Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)”: Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The standard became effective for the Company beginning April 1, 2018. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
Income Tax Consequences of an Intra-Entity Transfer of Assets Other Than Inventory (Topic 740)
In October 2016, the FASB issued ASU 2016-16, “Income Taxes — Intra-Entity Transfers of Assets Other Than Inventory (Topic 740)”, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard must be adopted using a modified retrospective transition method which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. The standard became effective for the Company beginning April 1, 2018. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
Scope of Modification Accounting
In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting (Topic 718) (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The new standard is effective for annual periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. The standard will be effective for the Company beginning April 1, 2018. The Company is currently evaluating the impact this update will have on its consolidated financial statements.
Accounting for Leases (Topic 842)
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard became effective for the Company beginning April 1, 2019. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.
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
Emerging growth company
We are an “emerging growth company” under the federal securities laws and are subject to reduced public company reporting requirements. In addition, Section 107 of the Jumpstart Our Business Startups (“JOBS”) Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.
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
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

4
FAIR VALUE OF FINANCIAL INSTRUMENTS continued

Level 3:
Unobservable inputs that are supported by little or no market activity, which require the Group to develop its own assumptions. The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of March 31, 2018 and 2017:

	As of March 31,
	2018	2017
Assets
Level 2
Derivative financial instruments (included in the following line items in the Combined balance sheet)
Other assets	$46	$—
Other liabilities	(17)	(10)
Prepaid expenses and other current assets	194	99
Accrued expenses and other liabilities	(127)	—
	$96	$89
Level 3
Contingent consideration
Other liabilities	$—	$—
Accrued expenses and other liabilities	(835)	(756)
	$(835)	$(756)
Total	$(739)	$(667)

The following table presents the change in level 3 instruments:
	As of March 31,
	2018	2017	2016
Opening balance	$(756)	$(593)	$(1,712)
Additions	—	—	—
Total (Losses)/gains recognized in Statement of Operations	(79)	(163)	(344)
Settlements	—	—	1,463
Closing balance	$(835)	$(756)	$(593)

Contingent consideration pertaining to the acquisition of the consulting business of Agile Technologies, LLC, a New Jersey limited liability company (“Agile”), as of December 31, 2015 has been classified under level 3 as the fair valuation of such contingent consideration has been done using one or more of the significant inputs which are not based on observable market data. The fair value of the contingent consideration was estimated using a discounted cash flow technique with significant inputs that are not observable in the market. The significant inputs not supported by market activity included the Group’s probability assessments of expected future cash flows related to its acquisition of the consulting business of Agile during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the asset purchase agreement (the “Agile Agreement”), dated December 12, 2014, as amended on January 26, 2016. The total (losses)/gains attributable to contingent consideration payable for the acquisition of the Agile business were $(79) and $(163) for the fiscal years ended March 31, 2018 and March 31, 2017.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

4
FAIR VALUE OF FINANCIAL INSTRUMENTS continued

The fair value of derivative financial instruments is determined based on observable market inputs and valuation models. The derivative financial instruments are valued based on valuations received from the relevant counter-party (i.e., bank). The fair value of the foreign exchange forward contract and foreign exchange par forward contract has been determined as the difference between the forward rate on the reporting date and the forward rate on the original transaction, multiplied by the transaction’s notional amount (with currency matching). The Group paid $11,000 to Agile as earn-out consideration in the fiscal year ended March 31, 2018. The Group paid $11,000 to Agile as earn-out consideration in the fiscal year ended March 31, 2017. The Group paid $15,000 to Agile as earn-out consideration in the fiscal year ended March 31, 2016. The Group no further obligations with respect to earn-out payments.
5
PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	As of March 31,
	2018	2017
Leasehold improvements	$655	$549
Computers	6,191	6,444
Plant and Equipment	1,316	3,506
Furniture and Fixtures	1,537	2,469
Vehicles	266	260
Office Equipment	697	971
Capital Work in Progress	37	—
Total	$10,699	$14,199
Less: Accumulated depreciation	(7,944)	(10,540)
Property and Equipment, net	$2,755	$3,659

As of March 31, 2018 and 2017, the Group has hypothecated assets with net carrying values amounting to $41 and $59, respectively. Depreciation expense was $2,130, $1,955 and $1,080 for the fiscal years ended March 31, 2018, March 31, 2017, and March 31, 2016, respectively.
6
INTANGIBLE ASSETS

Intangible assets consist of the following:
	Weighted Average amortization period (in years)	As of March 31, 2018			As of March 31, 2017
		Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Customer contracts	3	$2,950	$(1,955)	$995	$2,950	$(1,955)	$995
Customer relationships	6	6,720	(2,205)	4,515	6,720	(1,828)	4,892
Intellectual Property Rights	3	494	(494)	—	2,299	(2,299)	—
Technology	6	3,110	(2,781)	329	3,110	(907)	2,203
Software	3	4,807	(4,111)	696	4,165	(3,547)	618
Total	4	$18,081	$(11,546)	$6,535	$19,244	$(10,536)	$8,708

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

6
INTANGIBLE ASSETS continued

All the intangible assets have finite lives and as such are subject to amortization. Amortization expense was $2,719, $2,764 and $2,762 for the fiscal years ended March 31, 2018, March 31, 2017, and March 31, 2016, respectively.
The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows:
Year ended March 31,	Future Amortization
2019	$1,893
2020	1,457
2021	1,358
2022	677
2023	558
Thereafter	592
Total	$6,535

7
ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL DEBTS

	As of March 31,
	2018	2017
Customers (trade)	$20,838	$13,627
Less: Allowance for doubtful receivables	(1,735)	(1,400)
Accounts receivables	$19,103	$12,227

The Group’s credit period for its customers generally ranges from 30 – 45 days. The Group has collectively and individually evaluated all of its accounts receivables for collectability.
	As of March 31,
	2018	2017
Opening balance	$1,400	$427
Current period provision	795	1,017
Reversals during current period	(458)	(32)
Foreign currency translation adjustments	(2)	(12)
Closing balance	$1,735	$1,400

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

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

8
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:
	As of March 31
	2018	2017
Prepaid expenses	$1,951	$1,941
Advance for expenses	603	419
Loans and advance to employees	206	117
Derivative financial instruments	194	99
Advance tax	4,957	1,530
Rent Deposits	1,250	1,263
Service tax	286	453
Other advances and receivables	47	139
Total	$9,494	$5,961

Advance for expenses includes foreign currency advances, travel advances and advances to suppliers. Other advances and receivables mainly include amount recoverable from statutory authorities and miscellaneous advances.
9
CAPITAL LEASE OBLIGATIONS

The Group leases vehicles under capital leases which are stated at the present value of the minimum lease payments. The gross stated amounts for such capital leases are nil and $101 and related accumulated depreciation recorded under capital leases are nil and $42, respectively as of March 31, 2018 and 2017. At the termination of the leases, the Group has an option to receive title to the assets at no cost or for a nominal payment.
Depreciation expenses in respect of assets held under capital leases were $5, $25 and $21 for the years ended March 31, 2018, March 31, 2017, and March 31, 2016, respectively.
There are no future minimum lease payments under capital leases as of March 31, 2018.
The Group acquired software under a hire purchase arrangement which are stated at the present value of the minimum installment payments. The gross stated amounts for such software are $430 and $459 and related accumulated depreciation recorded is $107 and $23, respectively as of March, 2018 and 2017.
Depreciation expenses, in respect of assets held under hire purchase were $86 and $23 for the fiscal years ended March 31, 2018 and March 31, 2017, respectively.
The following is a schedule of the future minimum installment payment under hire purchase, together with the present value of the net minimum installment payments as of March 31, 2018.
Year ended March 31,	Amount
2019	$209
Total minimum installment payments of hire purchase	$209
Less: Interest portion	6
Present value of net minimum installments of hire purchase	$203

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

10
BORROWINGS

Line of Credit
On March 25, 2011, we entered into a secured revolving working capital line of credit facility with ICICI Bank Limited (“ICICI”) under which the maximum borrowing limit was $5,000. The interest rate on the credit facility at March 31, 2016 was three-month LIBOR plus 350 basis points and increased to three-month LIBOR plus 375 basis points with the second extension of this facility described below. The credit facility was guaranteed by Mastek Ltd., subject to the terms and conditions set forth in the guarantee. The credit facility initially matured on November 11, 2015. On November 20, 2015, we extended this line of credit to February 11, 2016. The facility was further extended to May 9, 2016 and again extended to May 15, 2017. Majesco paid a processing fee of  $12.50 in connection with the second extension and a processing fee of $50.83 in connection with the third extension. In connection with these extensions of the Majesco line of credit, Mastek Ltd. also extended its guarantee of such line of credit. Majesco has agreed to pay a fee and indemnify Mastek Ltd. against any payments made by Mastek Ltd. in connection with this guarantee. On January 20, 2017, we paid in full the balance under this facility with proceeds from a new $10,000 receivables purchase facility with HSBC Bank USA, National Association (“HSBC”) described below, and this facility was terminated. On repayment of this facility, the guarantee by Mastek Ltd. of this facility was also terminated and our liability to Mastek Ltd. regarding this guarantee also ceased to exist. The interest rate on the credit facility was 4.75% at January 20, 2017.
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
MSSIPL Facilities
On June 30, 2015, our subsidiary, Majesco Software and Solutions India Pvt. Ltd. (“MSSIPL”), entered into a secured Pre Shipment in Foreign Currency and Post Shipment in Foreign Currency (“PCFC”) facility with Yes Bank pursuant to which MSSIPL may request 3 months pre-export advances and advances against export collection bills. The maximum borrowing limit was initially 300 million Indian rupees. The interest rate on this PCFC facility was initially USD 3 months LIBOR plus 275 basis points. The interest rate on this PCFC facility is determined at the time of each advance This PCFC facility is secured by a first pari passu charge over the current assets of MSSIPL. Excess outstanding beyond 100 million Indian rupees is to be backed by 100% fixed deposit receipts in MSSIPL or Majesco Limited. On September 27, 2016, MSSIPL extended this PCFC facility to June 17, 2017.
On September 13, 2017, MSSIPL entered into an addendum facility letter (the “2017 Addendum”) to its addendum facility letter dated September 27, 2016 with respect to the PCFC facility with Yes Bank dated June 30, 2015. The 2017 Addendum further extended the maturity date of the PCFC facility to May 22, 2018 and reduced the maximum borrowing limit from 300 million Indian rupees to 130 million Indian rupees, or approximately $1,998 based upon the exchange rate on March 31, 2018. There is no outstanding balance against this loan as of March 31, 2018.
In addition, the 2017 Addendum also amended the interest rate of the PCFC facility to LIBOR plus 150 basis points plus 2%. The interest rate on the PCFC facility is determined at the time of each advance.
As of March 31, 2018, the Group was in compliance with the terms of this facility.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

10
BORROWINGS continued

On May 9, 2017, MSSIPL and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (the “Combined Facility”) pursuant to which Standard Chartered Bank agreed to a Combined Facility of up to 200 million Indian rupees (or approximately $3,075 at exchange rates in effect on March 31, 2018). The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of goods, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the marginal cost of funds based lending rate (the “MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and be effective until repayment. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The Working Capital Overdraft Facility and the Short Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of each disbursement and is effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time. The Pre Shipment Financing Under Export Orders Facility is for the purchase of raw material, processing, packing, transportation, warehousing and other expenses and overheads incurred by MSSIPL to ready goods for sale. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of utilization and is effective until repayment. Interest will accrue from the utilization date up to the repayment date.
The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was in compliance under the terms of this Combined Facility as of March 31, 2018. There are no outstanding loans under this Combined Facility as of March 31, 2018.
Term Loan Facility
On March 23, 2016, Majesco entered into a Loan Agreement (the “Loan Agreement”) with HSBC pursuant to which HSBC agreed to extend loans to Majesco in the amount of up to $10,000 and Majesco issued a promissory note to HSBC in the maximum principal amount of $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). The outstanding principal balance of the loan bears interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest was payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of  $1,667 shall be due and payable semi-annually. All principal and interest outstanding under the Note shall be due and payable on March 1, 2021. The Facility is unsecured and supported by a letter of credit issued by a bank of  $10,000, which is secured by a cash pledge of our parent company, Majesco Limited. As of March 31, 2018, we had $8,333 outstanding under this Facility. As of March 31, 2018, we were in compliance with the terms of this Facility.
The Facility contains affirmative covenants that require Majesco to furnish financial statements to HSBC and cause Majesco Limited to maintain (1) a Net Debt-to-EBITDA Ratio (as defined in the Loan Agreement) of not more than (a) 5.00 to 1.00 as of the last day of its 2017 fiscal year and (b) 2.50 to 1.00 as of the last day of each fiscal year thereafter, and (2) a Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 1.50 to 1.00 as of the last day of each fiscal year. The Facility contains restrictive covenants on Majesco, including restrictions on declaring or paying dividends upon and during

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

10
BORROWINGS continued

the continuation of an event of default, incurring additional indebtedness, selling material portions of its assets or undertaking other substantial changes to the business, purchasing or holding securities for investment, and extending credit to any person outside the ordinary course of business. The Facility also restricts any transfer or change in, or assignment or pledge of the ownership or control of Majesco which would cause Majesco Limited to directly own less than fifty one percent (51%) of the issued and outstanding equity interests in Majesco. The Facility also restricts Majesco Limited from incurring any Net Debt (as defined in the Loan Agreement) in excess of $25,000 at any time prior to April 1, 2017. The Facility also contains a customary events of default provision and indemnification provisions whereby Majesco will indemnify HSBC against all losses or damages related to the Facility; provided, however, that Majesco shall not have any indemnification obligations to HSBC for any claims caused by HSBC’s gross negligence or willful misconduct. Majesco used the loan proceeds to repay existing indebtedness and for capital expenditures, working capital and other general corporate purposes.
Receivable Purchase Facility
On January 13, 2017, Majesco and its subsidiaries Majesco Software and Solutions Inc. (“MSSI”), and Cover-All Systems, jointly and severally entered into a Receivable Purchase Agreement with HSBC pursuant to which HSBC may advance funds against receivables at an agreed advance rate. The outstanding aggregate amount of all advances may not exceed a $10,000 facility limit. The facility bears interest at two (2%) per cent plus the ninety (90) day LIBOR rate. HSBC will also receive an arrangement fee equal to 0.20% of the facility limit and a facility review fee equal to 0.20% of the facility limit. Majesco will serve as HSBC’s agent for the collection of receivables, and Majesco will collect and otherwise enforce payment of the receivables. HSBC has a security interest in accounts of MSSI and Cover-All Systems. The term of the Receivable Purchase Agreement is for a minimum period of twelve (12) months and shall continue unless terminated by either party. Either party may terminate the Receivable Purchase Agreement at any time upon sixty (60) days’ prior written notice to the other party. The Receivable Purchase Agreement will provide additional liquidity to the Group for working capital and other general corporate purposes. As of March 31, 2018, Majesco had $5,262 outstanding under this facility. Majesco used proceeds from this facility to refinance the ICICI facility described above, to fund capital expenditures and for working capital and other general corporate purposes.
Auto loan
MSSIPL has obtained the auto loan from HDFC Bank for purchase of a vehicle. This loan is secured by the hypothecation of the vehicle. The outstanding balance of loan as of March 31, 2018 is $41.39.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

11 ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:
	As of March 31,
	2018	2017
Accrued expenses	$4,537	$3,826
Statutory payments	1,757	1,423
Provision for taxation	4,324	1,298
Leave encashment	3,393	3,130
Derivative financial instruments	127	—
Employee benefits	7,059	4,739
Others	835	495
Accrued expenses and other liabilities	$22,032	$14,911

12
DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information of fair values of derivative financial instruments:
	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of March 31, 2018
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$46	$194	$17	$127
Total	$46	$194	$17	$127
As of March 31, 2017
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$0	$99	$10	$0
Total	$0	$99	$10	$0

*
The noncurrent and current portions of derivative assets are included in ‘Other assets’ and ‘Prepaid expenses and other current assets’, respectively, and of derivative liabilities are included in ‘Other liabilities’ and ‘Accrued expenses and other liabilities’, respectively in the Combined Balance Sheet.

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
The aggregate contracted USD notional amounts of the Group’s foreign exchange forward contracts (sell) outstanding as of March 31, 2018 amounted to $18,250 and as of March 31, 2017 amounted to nil.
The aggregate contracted GBP notional amounts of the Group’s foreign exchange forward contracts (sell) outstanding as of March 31, 2018 amounted to GBP 1,155 and as of March 31, 2017 amounted to GBP 2,080.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

12
DERIVATIVE FINANCIAL INSTRUMENTS continued

The outstanding forward contracts as of March 31, 2018 mature between 1 to 12 months. As of March 31, 2018, the Group estimates that $68, net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.
The related cash flow impacts of all of the Group’s derivative activities are reflected as cash flows from operating activities.
The following table provides information of the amounts of pre-tax gains/(losses) recognized in and reclassified from AOCI of derivative instruments designated as cash flow hedges:
	Amount of Gain/(Loss) recognized in AOCI (effective portion)	Amount of Gain/(Loss) reclassified from AOCI to Statement of Operations (Revenue )
For the year ended March 31, 2018
Foreign exchange forward contracts	$294	$(287)
Total	$294	$(287)
For the year ended March 31, 2017
Foreign exchange forward contracts	$167	$(254)
Total	$167	$(254)
For the year ended March 31, 2016
Foreign exchange forward contracts	$(167)	$(202)
Total	$(167)	$(202)

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
Plan information is as follows:
Legal name of the plan: Majesco Software & Solutions India Private Limited Employees’ Group Gratuity Assurance Scheme (C. A.)
	Year ended March 31, 2018	Year ended March 31, 2017	Year ended March 31, 2016
Group’s Total Contributions to plan	$2,957	$2,957	$2,957
	$2,957	$2,957	$2,957

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

13
RETIREMENT BENEFIT OBLIGATION — GRATUITY continued

Total plan assets and actuarial present value of accumulated plan benefits are as follows:
	As of March 31,
	2018	2017
Total plan assets	$2,921	$2,908
Actuarial present value of accumulated plan benefits	2,975	2,449
Total contributions received by the plan from all employers (for the period ended)	0.06	0.06
14
ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component are as follows:
	Year ended March 31, 2018			Year ended March 31, 2017			Year ended March 31, 2016
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$(345)	—	(345)	$222	—	222	$1,884	—	1,884
Change in foreign currency translation adjustments	638	—	638	(567)	—	(567)	(1,662)	—	(1,662)
Closing balance	$293	—	293	$(345)	—	(345)	$222	—	222
Unrealized gains/(losses) on cash flow hedges
Opening balance	$89	(31)	58	$176	(60)	116	$545	(185)	360
Unrealized gains/(losses) on cash flow hedges	294	(84)	210	167	(57)	110	(167)	57	(110)
Reclassified to Statement of Operations	(287)	86	(201)	(254)	86	(168)	(202)	69	(133)
Net change	$7	2	9	$(87)	29	(58)	$(369)	126	(243)
Closing balance	$96	(29)	67	$89	(31)	58	$176	(59)	117

15
INCOME TAXES

	Year ended March 31, 2018	Year ended March 31, 2017	Year ended March 31, 2016
United States	$(12,049)	$(1,508)	$19.189
Foreign	9,103	683	(23,938)
(Loss)/Income before provision for income taxes	$(2,946)	$(825)	$(4,749)

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

15
INCOME TAXES continued

The Group’s (provision)/benefit for income taxes consists of the following:
	Year ended March 31, 2018	Year ended March 31, 2017	Year ended March 31, 2016
Current:
U.S. Federal and state	$109	$28	$753
Foreign	3,188	270	238
Total current	$3,297	$298	$991
Prior Period – Current Tax:
U.S. Federal and state	$109	$86	$49
Foreign	$—	$27	$—
Total Prior Period – Current Tax	$109	$113	$49
Deferred:
U.S. Federal and state	$(1,321)	$(366)	$(2,052)
Foreign	(30)	52	(175)
Total deferred	$(1,351)	$(314)	$(2,227)
Provision for income taxes recognized in Statement of Operations	$2,055	$97	$(1,187)

The total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 30.75% as follows:
	Year ended March 31, 2018	Year ended March 31, 2017	Year ended March 31, 2016
Net (loss)/income before taxes	(2,946)	(825)	(4,749)
Computed tax expense	(1,157)	(324)	(1,866)
Non-deductible expenses
– Stock based compensation and Meals & Entertainment	1,625	697	367
– Others	70	66	97
Valuation allowance	—	(228)	—
Tax charge/(credit) of earlier year assessed in current year	108	113	330
Loss on effective tax rate reduction from 39.3% to 27.3%	2,399	—	—
Net tax credit on R&D and Sec 199 deduction	(361)	(306)	(169)
Tax exemption	(246)
Difference arising from different tax jurisdiction	(427)	(140)	(127)
Others	44	219	181
Total taxes recognized in Statement of Operations	2,055	97	(1,187)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act establishes new tax laws that affect 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21 percent effective April 1, 2018. The blended statutory federal rate, taking into account the 21% rate under the new law, is

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

15
INCOME TAXES continued

30.75%. For certain deferred tax assets and deferred tax liabilities, the Company has reduced the carrying value of the deferred tax assets and liabilities as a result of the Tax Act. In fiscal year ended March 31, 2018 the Company made an adjustment of $2.40 million to write down the Company’s deferred tax asset in line with the recent changes made to the Tax Code.
Significant components of activities that gave rise to deferred tax assets and liabilities included on the Balance Sheet was as follows:
	As of March 31,
	2018	2017
Deferred tax assets/(liability):
Employee benefits	1,890	1,538
Property and equipment	206	38
Goodwill	573	1,120
Allowance for impairment of accounts receivables	443	385
Carry forwarded income tax losses	4,687	4,883
Tax credit for R&D expenses	1,295	951
Derivative financial instruments	(28)	(—)
Others	(819)	(1,413)
Gross deferred tax assets	8,247	7,502
Less: Valuation allowance	(1,076)	(1,628)
Net deferred tax assets	7,171	5,874
Current portion of deferred tax assets	__	2,018
Non-current portion of deferred tax assets	7,171	3,856
A valuation allowance is established attributable to deferred tax assets recognized on carry forward tax losses and tax credit for R&D expenses by the Group where, based on available evidence, it is more likely than not that they will not be realized. Significant management judgment is required in determining provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The valuation allowance is based on the Group’s estimates of taxable income by jurisdiction in which the Group operates and the period over which deferred tax assets will be recoverable. The change in valuation allowance is $(551), $165 and $353 for the years ended March 31, 2018, March 31, 2017, and March 31, 2016, respectively.
The Group entity in Canada has recognized a valuation allowance on deferred income tax assets recognized on carry-forward losses and tax credit for R&D expenses amounting to $798 and nil as of March 31, 2018, $1,335 and nil as of March 31, 2017 and $1,194 and nil as of March 31, 2016, respectively because it is not probable that future taxable profit will be available against which these temporary difference can be utilized. These carry forward losses and tax credit for R&D expenses do not have any expiry date.
The Group entity in Thailand has recognized a valuation allowance on deferred income tax assets recognized on carry-forward losses amounting to $278 as of March 31, 2018, $293 as of March 31, 2017 and $269 as of March 31, 2016, respectively, because it is not probable that future taxable profit will be available against which these temporary difference can be utilized. These carry forward losses are subject to expiration beginning in 2020.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

15
INCOME TAXES continued

Changes in unrecognized income tax benefits were as follows:
	As of March 31,
	2018	2017	2016
Opening balance	$441	$441	$310
Increase in unrecognized tax benefits – due to tax Positions taken in current period for prior periods	—	—	131
Closing balance	$441	$441	$441

As of March 31, 2018, the entire balance of unrecognized income tax benefits would affect the Group’s effective income tax rate, if recognized. Significant changes in the amount of unrecognized tax benefits are not reasonably possible within the next 12 months from the reporting date. The Group includes interest and penalties relating to unrecognized tax benefits within the provision for income taxes. The total amount of accrued interest and penalties as of March 31, 2018, 2017, and 2016 is nil, nil, and nil, respectively. The amount of interest and penalties expenses for the fiscal years ended March 31, 2018, 2017 and 2016 is nil, nil and nil, respectively.
Majesco and Majesco Software and Solutions Inc. file a consolidated income tax return, and the provision for income tax for the fiscal years ended March 31, 2018, 2017 and 2016 has been made accordingly.
There were no undistributed earnings in Majesco and its US subsidiaries as of March 31, 2018 and 2017. The remaining earnings of Majesco from its non-US subsidiaries are considered to be permanently reinvested. As of March 31, 2018 and 2017, the cumulative amounts of such undistributed earnings were $4,198 and $(1,848), respectively.
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
Because any estimate would not be meaningful due to the numerous assumptions upon which it would be based, and because of the significant resources this exercise would require, Majesco has determined that it is not practical to estimate the amount of unrecognized deferred tax liabilities.
In the US and India, the income tax returns are subject to examination by the appropriate tax authorities for the year ended June 30, 2010 and onwards and March 31, 2012 and onwards, respectively.
16
EMPLOYEE STOCK OPTION PLAN

Employee Stock Option Scheme of Majesco Limited — Plan 1
Certain employees of the Group participate in the Group’s parent company Majesco Limited’s employee stock option plan. The plan termed as “ESOP plan 1”, became effective June 1, 2015, the effective date of the demerger of Mastek Ltd. Group employees who were having options in the earlier ESOP plans of Mastek Ltd. have now been given options of Majesco Limited. Under the plan, Majesco Limited during the year has also granted newly issued options to the employees of MSSIPL. During the year ended March 31, 2018, 151,900 options were granted. The options were granted at the market price on the grant date.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

16
EMPLOYEE STOCK OPTION PLAN continued

As of March 31, 2018, the total future compensation cost related to non-vested options not yet recognized in the Statement of Operations was $881 and the weighted average period over which these awards are expected to be recognized was 1.93 years. The weighted average remaining contractual life of options expected to vest as of March 31, 2018 is 8.93 years.
Activity in the stock options granted under the Majesco Limited’s stock option plans granted to Majesco’s employees during the year was as follows:
	Year Ended March 31, 2018		Year Ended March 31, 2017		Year Ended March 31, 2016
Particulars	Number of Options	Weighted Average Exercise Price*	Number of Option	Weighted Average Exercise Price*	Number of Options	Weighted Average Exercise Price*
Outstanding at the beginning of the year	1,624,040	$3.23	2,015,401	$3.23	1,599,015	$1.45
Granted during the year	151,900	5.60	37,500	7.96	825,000	5.82
Forfeited during the year	(96,453)	6.33	(257,705)	5.57	(147,982)	2.99
Expired during the year	(9,594)	3.00	(18,145)	2.79	(19,514)	3.37
Exercised during the year	(157,102)	1.67	(153,011)	1.86	(130,522)	1.75
Transfer adjustment	(—)	—	(—)	—	(110,596)	1.14
Outstanding at the end of the year	$1,512,791	$3.38	$1,624,040	$3.06	$2,015,401	$3.23
Exercisable at the end of the year	942,450	$2.69	807,695	$2.18	560,417	$1.51

*
The per share value has been converted at year end rate 1 US$=Rs. 64.479, Rs. 64.85 and Rs. 66.255 as of March 31, 2018, 2017 and 2016, respectively.

The weighted average grant date fair values of options granted during the fiscal years ended March 31, 2018, 2017 and 2016 is $2.70, $4.65 and $5.70, respectively, per option. The weighted average grant date fair value of vested options as of March 31, 2018 and 2017 is $1.80 and $1.55, respectively, per option. The Aggregate Intrinsic Value of options outstanding is $114 and options exercisable is $66 as of March 31, 2018.
The Group calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions:
	As of March 31,
Variables (range)	2018	2017	2016
Expected term of share options	6 Years	6 Years	6 Years
Risk-free interest rates	6.70.%	7.29%	7.61%
Expected volatility	48.97%	51.16%	49.17%
Expected dividend yield	0%	0%	0%
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

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

16
EMPLOYEE STOCK OPTION PLAN continued

Summary of outstanding options as of March 31, 2018 is as follows
Exercise Price Range*	Number of shares arising out of options	Wtd. Avg. Exercise Price*	Wtd. Avg. remaining Contractual life
$0.1 – $3	790,367	1.45	6.59
$3.1 – $6	621,684	5.08	8.91
$6.1 – $9	100,740	8.10	8.80
Total	1,512,791	3.38	7.69

Summary of exercisable options as of March 31, 2018 is as follows:
Exercise Price range*	Number of shares arising out of options	Wtd. Avg. Exercise Price*	Wtd. Avg. remaining Contractual life
$0.1 – $3	667,141	1.44	6.09
$3.1 – $6	215,559	5.15	8.40
$6.1 – $9	59,750	7.75	8.77
Total	942,450	$2.69	6.94

*
The per share value has been converted at year end average rate 1 US$= Rs 64.48 as of March 31, 2018.

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

•
employees who terminate their service after vesting are granted limited time to exercise their stock options (typically 30 – 90 days); and

•
stock options are nontransferable and non hedgable.

Given our limited history with employee grants, we use the “simplified” method in estimating the expected term for our employee grants. The “simplified” method, as permitted by applicable regulations, is calculated as the average of the time-to-vesting and the contractual life of the options.
Majesco 2015 Equity Incentive Plan
In the fiscal year ended March 31, 2018, we recognized $1,650 compared to $1,324 in the fiscal year ended March 31, 2017, of stock-based compensation expense in our consolidated Financial Statements.
In June 2015, Majesco adopted the Majesco 2015 Equity Incentive Plan (the “2015 Plan”). Options and stock awards for the purchase of up to 3,877,263 shares may be granted by the Board of Directors to our employees, consultants and directors at an exercise or grant price determined by the Board of Directors

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

16
EMPLOYEE STOCK OPTION PLAN continued

on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2015 Plan allows the Board of Directors to grant restricted or unrestricted stock awards or awards denominated in stock equivalent units or any combination of the foregoing and may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. On March 31, 2018, an aggregate of 545,788 shares were available for grant under the 2015 Plan.
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

•
Majesco does not anticipate paying dividends during the expected term.

	2018	2017
Expected volatility	41% – 50%	41% – 50%
Weighted-average volatility	41%	41%
Expected dividends	0	0
Expected term (in years)	3 – 5 Years	3 – 5 Years
Risk-free interest rate	0.46	0.46
As of March 31, 2018, there was $$3,943 of total unrecognized compensation costs related to non-vested share-based compensation arrangements previously granted by Majesco. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

16
EMPLOYEE STOCK OPTION PLAN continued

A summary of the outstanding common stock options under the 2015 Plan is as follows:
	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, April 1, 2015	—	$—	—	$—
Granted	2,279,882	4.81 – 7.72	9.07 Years	5.24
Canceled	(100,497)	4.81 – 6.93		4.95
Balance, April 1, 2016	2,179,385	$4.81 – 7.72	9.07 Years	$5.25
Granted	860,331	4.79 – 6.22	9.41 Years	5.56
Exercised	(2,083)	4.92		4.92
Canceled	(168,991)	4.81 – 7.53		5.37
Balance, March 31, 2017	2,868,642	$4.79 – 7.72	8.91 Years	$5.34
Granted	715,000	4.85 – 5.64	8.77 Years	5.01
Exercised	(51,249)	4.92 – 5.05		4.94
Canceled	(254,250)	4.87 – 6.22		5.38
Balance, March 31, 2018	3,278,143	$4.79 – 7.72	7.69 Years	$5.27

The options granted during fiscal 2018 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:
Number	Weighted-Average Granted	Weighted-Average Exercise Price	Fair Value
Exercise Price at Stock Price	715,000	$5.01	$2.21

The options granted during fiscal 2017 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:
	Number Granted	Weighted-Average Exercise Price	Weighted-Average Fair Value
Exercise Price at Stock Price	860,331	$5.56	$2.25

Exercisable options at March 31, 2018 were as follows:
	Number of Exercisable Options	Weighted-Average Exercise Price
March 31, 2018	1,200,212	$5.45
March 31, 2017	627,675	$5.70
The following table summarizes information about stock options at March 31, 2018:
	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$4.79 – $6.22	3,122,327	7.9 Years	$5.15	1,044,396	$5.13
$7.53 – $7.72	155,816	3.9 Years	$7.64	155,816	$7.64
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
The ESPP provides employees with the right to purchase shares of common stock through payroll deductions. The total number of shares available for purchase under the ESPP is 2,000,000. The ESPP Plan became effective January 1, 2016. As of March 31, 2018, we had issued and sold 97,075 shares under the ESPP.
Warrants
As of March 31, 2018, there were warrants to purchase 25,000 shares of common stock outstanding. A summary of the terms of the outstanding warrants as of March 31, 2018, 2017, 2016 and 2015 is as follows:
	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, April 1, 2015	—			—
Granted	334,064	6.84 – 7.00	1.7	6.85
Balance, March 31, 2016	334,064			$6.85
Granted	—			—
Balance, March 31, 2017	334,064			$6.85
Expired	(309,064)			6.84
Balance, March 31, 2018	25,000			$7.00

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

16
EMPLOYEE STOCK OPTION PLAN continued

Exercisable Warrants at March 31, 2018 and 2017 were as follows:
	Number of Exercisable Warrants	Weighted-Average Exercise Price
March 31, 2018	25,000	$7.00
March 31, 2017	334,064	$6.85
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
Total employee stock option plans expenses
The total amount of compensation expense recognized in Majesco’s Statement of Operations in respect of employee stock option plans is as follows:
	Year Ended March 31, 2018	Year Ended March 31, 2017	Year Ended March 31, 2016
Cost of revenue	$639	$360	$148
Research and development expenses	72	118	83
Selling, general and administrative expenses	2,542	1,100	517
Total	$3,253	$1,578	$748

17
OTHER INCOME/(EXPENSES)

Other income/(expenses) consists of following:
	Year ended March 31, 2018	Year ended March 31, 2017	Year ended March 31, 2016
(Loss) on derivative instruments not designated as hedges and ineffective portion of derivative instruments designated as hedges	$—	$—	$—
Foreign exchange gain	81	(108)	122
Others	(7)	93	167
Other income/(expenses)	$74	$(15)	$289

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

18
EARNINGS PER SHARE

The basic and diluted earnings/(loss) per share were as follows:
	Year ended March 31, 2018	Year ended March 31, 2017	Year ended March 31, 2016
Net income/(Loss)	$(5,001)	$(922)	$(3,562)
Basic weighted average outstanding equity shares	36,540,199	36,477,774	35,055,000
Adjustment for dilutive potential common stock Options under Majesco 2015 Equity Plan Dilutive weighted average outstanding equity shares	36,540,199	36,477,774	35,055,000
Earnings per share
Basic	$(0.14)	$(0.02)	$(0.10)
Diluted	$(0.14)	$(0.02)	$(0.10)
Basic earnings per share amounts are calculated by dividing net income for the years ended March 31, 2018, 2017 and 2016 attributable to common shareholders by the weighted average number of ordinary shares outstanding during the same periods.
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
19
RELATED PARTIES TRANSACTIONS

Reimbursement of Expenses
The following tables summarize the liabilities to or by related parties:
	As of March 31, 2018	As of March 31, 2017
Net reimbursable expenses receivable/(payable) to Majesco Limited or Mastek Limited	$98	$(622)

(1)
The net reimbursable expenses payable at March 31, 2018 and March 31, 2017 include employee stock option charges of Majesco Limited and various expenses which are recurring in nature and attributable to shared resources with Majesco Limited or Mastek Limited that are in the process of being separated after the Reorganization, including air travel, travel insurance, telephone costs, water charges, insurance costs, administrative personnel costs, software and hardware costs and third party license costs, less receivables from Majesco Limited or Mastek Limited for similar expenses.

Leases
MSSIPL entered into an operating lease for its operation facilities in Mahape, India, as lessee, with Majesco Limited, Majesco’s parent company, as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $1,304. The lease is effective June 1, 2015 and expires on May 31, 2020.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

19
RELATED PARTIES TRANSACTIONS continued

MSSIPL also entered into a lease for facilities for its operations in Pune, India, with Mastek Ltd. as lessor. The lease is effective June 1, 2015 and expires on May 31, 2020. MSSIPL has also entered into a supplementary lease for its operations in Pune, India, with Mastek Ltd. as lessor. The lease is effective April 1, 2016 and expires on May 31, 2020. The approximate aggregate annual rent payable to Mastek Ltd. under these lease agreements is $410.
	As of March 31, 2018	As of March 31, 2017
Security deposits paid to Majesco Limited by MSSIPL for use of Mahape premises	$644	$648
Security deposits paid to Mastek Ltd. by MSSIPL for use of Pune premises	$202	$224
Rental expenses paid by MSSIPL to Majesco Limited for use of premises for the years ended March 31, 2018 and March 31, 2017 was $1,304 and $1,259, respectively. Rental expenses paid by MSSIPL to Mastek Ltd. for use of premises for the years ended March 31, 2018 and March 31, 2017 was $397 and $397, respectively.
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
Services Agreements
On December 2, 2015, Majesco UK Limited, a company registered in England and Wales wholly owned by Majesco (“Majesco UK”), entered into a Services Agreement with Mastek UK, pursuant to which Mastek UK provides certain corporate and operational support services to Majesco UK, including managed office accommodation and facilities; managed office IT infrastructure and networks; and corporate support services, insurance coverage and subscription to professional associations and publications. The charges for these core services consist of a monthly charge of 13 UK Pounds (USD $20) and a pass through of actual costs of providing the services. Any support services by Mastek UK staff not included in the core services is charged on a basis to be determined separately between both parties but before provision of such services. Either party may at any time, by notice in writing to the other party, terminate this agreement for breach or if the other party becomes subject to insolvency issues. Either party for any reason or no reason may also terminate this agreement by providing the other party written notice of the termination ninety (90) days in advance. The Services Agreement contains customary representations, warranties and indemnities of the parties. The effective date of this Services Agreement is January 1, 2015. The expense by Majesco UK to Mastek UK under the Services Agreement for the years ended March 31, 2018 and March 31, 2017 was nil and $138, respectively.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

19
RELATED PARTIES TRANSACTIONS continued

On March 1, 2016, Majesco, and Digility Inc., a Delaware corporation (“Digility”) wholly-owned by Mastek UK, entered into a Services Agreement, pursuant to which Majesco will provide certain management and operational support services to Digility, including managed office accommodation and facilities, managed office IT infrastructure and networks, and corporate support services. The charges for these services consist of an initial set-up fee of  $1, a monthly fee of  $4 and a pass through of actual costs of providing the services incurred in excess of the monthly fee. Either party may at any time, by notice in writing to the other party, terminate the Services Agreement for breach or if the other party becomes subject to insolvency issues. Either party for any reason or no reason may terminate the Services Agreement by providing the other party written notice of the termination thirty (30) days in advance. The Services agreement contains customary representations, warranties and indemnities of the parties. The effective date of the Services Agreement is March 1, 2016. Service charges received from Digility for the years ended March 31, 2018 and March 31, 2017 was $19 and $45, respectively. This agreement was terminated on August 31, 2017.
On August 2, 2016, Majesco Limited and MSSIPL entered into a master service agreement, effective as of June 30, 2016 pursuant to which MSSIPL will provide software development services to Majesco Limited. Under this agreement, MSSIPL will charge Majesco Limited cost plus a margin for the services rendered. Software development charges charged by MSSIPL under the agreement for the years ended March 31, 2018 and March 31, 2017 was $1,075 and $823, respectively.
Sublease
On March 1, 2016, Majesco and Digility entered into a Sublease Agreement (the “Sublease Agreement”), pursuant to which Majesco sublets the premises located on the first floor of 685 Route 202/206, Bridgewater, New Jersey to Digility. Digility will pay monthly $1 for rent to Majesco during the term of the Sublease Agreement. Digility will also reimburse Majesco for any costs charged by the landlord, Route 206 Associates, a New Jersey partnership, for additional services requested by Digility. The term of the Sublease Agreement commenced on March 1, 2016 and will expired on July 31, 2017 Rental charges received from Digility for the years ended March 31, 2018 and March 31, 2017 was $5 and $14, respectively.
Guarantee
During the fiscal years ended March 31, 2018 and March 31, 2017, Majesco paid $48 and $213, respectively, to Majesco Limited as arrangement fees and guarantee commission for the guarantee given by Majesco Limited to HSBC and ICICI Bank for the facilities taken by Majesco and its subsidiaries.
Intellectual Property License
On August 2, 2016, Majesco Limited and MSSIPL entered into a Memorandum of Understanding (the “MOU”) pursuant to which MSSIPL granted Majesco Limited a perpetual, royalty-free right to use the intellectual property rights of MSSIPL in “Elixir”, including any improvements and upgrades, in connection with Majesco Limited’s own India insurance business.
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

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

20
SEGMENT INFORMATION continued

The following table sets forth revenues by country based on the billing address of the customer:
	Year ended March 31, 2018	Year ended March 13, 2017	Year ended March 31, 2016
USA	$108,142	$107,077	$98,209
UK	6,651	8,167	8,935
Canada	1,203	1,748	2,175
Malaysia	5,248	3,625	3,672
Singapore	379	59	73
India	1,362	1,092	238
	$122,985	$121,768	$113,302

The following table sets forth the Group’s property and equipment, net by geographic region:
	As of March 31,
	2018	2017
USA	$1,195	$1,812
India	1,332	1,835
United Kingdom	7	11
Malaysia	205	1
Canada	16	—
	$2,755	$3,659

We provide a significant volume of services to many customers. Therefore, a loss of a significant customer could materially reduce our revenues. The Group had no customer for the fiscal year ended March 31, 2018, no customer for the fiscal year ended March 31, 2017 and one customer for the fiscal year ended March 31, 2016 that accounted for 10% or more of total revenue. The Group had one customer as of March 31, 2018 and no customer as of March 31, 2017 that accounted for 10% or more of total accounts receivables and unbilled accounts receivable. Presented in the table below is information about our major customers:
	Year ended March 31, 2018		Year ended March 31, 2017		Year ended March 31, 2016
	Amount	% of combined revenue	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$11,070	9.0%	$9,106	7.5%	$11,540	10.2%
Accounts receivables and unbilled accounts receivable	$5,240	18.0%	$697	3.4%	$4,295	14.4%
Customer B
Revenue	$6,623	5.4%	$6,511	5.3%	$6,166	5.4%
Accounts receivables and unbilled accounts receivable	$1,000	3.4%	$243	1.2%	$923	3.1%

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

21
COMMITMENTS

Capital Commitments
The Group had outstanding contractual commitments of  $20 and $358 as of March 31, 2018 and 2017, respectively for capital expenditures relating to the acquisition of property, equipment and new network infrastructure.
Operating Leases
The Group leases certain office premises under operating leases. Many of these leases include a renewal option on a periodic basis at the Group’s option, with the renewal periods extending in the range of 2 — 5 years. Rental expense for operating leases amounted to $3,292, $3,348 and $2,788 for the fiscal years ended March 31, 2018, 2017 and 2016, respectively. The schedule for future minimum rental payments over the lease term in respect of operating leases is set out below.
Year ended March 31,	Amount
2019	3,166
2020	3,233
2021	760
2022	289
2023	291
Beyond 5 years	437
Total minimum lease payments	$8,176

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
In the merger, 5,844,830 shares of Majesco common stock were issued to the shareholders of Cover-All and 197,081 equity incentives were issued to the holders of options and restricted stock units of Cover-All. Consequently, common stock of Majesco increased by $12 and additional paid in capital is increased by $29,708.

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

22
ACQUISITIONS continued

Recognized amount of identifiable assets acquired and liabilities assumed
Amount
Cash	$2,990
Accounts receivable	1,592
Prepaid expenses and other current assets	629
Property, plant and equipment	454
Other assets	148
Customer contracts	2,410
Customer relationships	4,460
Technology	3,110
Deferred tax asset on NOL	459
Accounts payable	(1,120)
Accrued expenses	(623)
Deferred revenue	(2,515)
Capital lease liability	(294)
Total fair value of assets acquired	11,700
Fair value of consideration paid	29,720
Goodwill	$18,020

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
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

22
ACQUISITIONS continued

The following table summarizes the consideration paid to Mastek Ltd. and the amounts of identified assets acquired and liabilities assumed at the effective date:
The changes in the varying amount of goodwill are as follows:
Changes in carrying amount of the goodwill
	As of March 31, 2018	As of March 31, 2017
Opening value	$32,275	32,275
Addition of goodwill related to acquisition	—	—
Changes on account of current fluctuation	1	1
Impairment of Goodwill	(60)	(60)
Closing value	$32,216	32,216

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

Majesco
Notes to Consolidated and Combined
Financial Statements
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

24
QUARTERLY RESULTS

	(Unaudited) Quarter ended
	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Revenue	27,922	30,347	31,769	32,947
Income/(loss) from operations	(2,336)	(1,029)	98	860
Net Income (loss)	(1,650)	(716)	(3,069)	434
Net income/(loss) attributable to Owners of the Company	(1,650)	(716)	(3,069)	434
Basic EPS	(0.05)	(0.02)	(0.08)	0.01
Diluted EPS	(0.05)	(0.02)	(0.08)	0.01
	(Unaudited) Quarter ended
	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017
Revenue	32,554	31,046	30,012	28,156
Income from operations	(435)	271	192	(267)
Net Income (loss)	(550)	217	209	(798)
Net income/(loss) attributable to Owners of the Company	(550)	217	209	(798)
Basic EPS	(0.02)	0.01	0.01	(0.02)
Diluted EPS	(0.02)	0.01	0.01	(0.02)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MAJESCO
By:
/s/ Ketan Mehta

Ketan Mehta
President and Chief Executive Officer
Date: June 22, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Ketan Mehta Ketan Mehta	President and Chief Executive Officer (Principal Executive Officer) and Director	June 22, 2018
/s/ Farid Kazani Farid Kazani	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 22, 2018
/s/ Arun K. Maheshwari Arun K. Maheshwari	Director	June 22, 2018
/s/ Earl Gallegos Earl Gallegos	Director	June 22, 2018
Rajesh Hukku	Director	June 22, 2018
/s/ Steven R. Isaac Steven R. Isaac	Director	June 22, 2018
/s/ Atul Kanagat Atul Kanagat	Director	June 22, 2018
/s/ Sudhakar Ram Sudhakar Ram	Director	June 22, 2018
/s/ Robert P. Restrepo Jr. Robert P. Restrepo Jr.	Director	June 22, 2018

EXHIBIT INDEX
2.1	Agreement and Plan of Merger, dated as of December 14, 2014, by and between Majesco and Cover-All (incorporated by reference to Exhibit 2.1 to Majesco’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the SEC on June 19, 2015)
2.2	Amendment No. 1 to Agreement and Plan of Merger dated as of February 18, 2015, by and among Majesco, Cover-All and RENN (incorporated by reference to Exhibit 2.2 to Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the SEC on June 19, 2015)
3.1	Amended and Restated Articles of Incorporation of Majesco, dated June 22, 2015, as amended (incorporated by reference to Exhibit 3.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 23, 2015)
3.2	Amended and Restated Bylaws of Majesco, dated June 22, 2015, as amended (incorporated by reference to Exhibit 3.3 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 23, 2015)
4.1	Form of common stock certificate of Majesco (incorporated by reference to Exhibit 4.1 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.1+	Form of Majesco Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.1 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.2+	Majesco 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.3+	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.4+	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.5+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.6+	Form of Employee Stock Option Scheme of Majesco Limited — Plan I (incorporated by reference to Exhibit 10.7 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.7+	Form of Option Award Letter (incorporated by reference to Exhibit 10.8 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.8+	Form of Majesco Performance Bonus Plan (incorporated by reference to Exhibit 10.9 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.9+	Form of Majesco Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.10+	Employment Letter Agreement between Majesco and Ketan Mehta, dated as of September 4, 2013 (incorporated by reference to Exhibit 10.11 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.11+	Employment Letter Agreement between Majesco and Edward Ossie, dated December 1, 2014 (incorporated by reference to Exhibit 10.13 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)

10.12+	Employment Letter Agreement between Majesco and Prateek Kumar, dated as of April 11, 2003 (incorporated by reference to Exhibit 10.14 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.13+	Employment Letter Agreement between Majesco and Lori Stanley, dated as of June 29, 2011 (incorporated by reference to Exhibit 10.16 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.14	Asset Purchase and Sale Agreement by and among Majesco, Agile Technologies, LLC and solely with respect to Sections 7.8 and 9, William K. Freitag, John M. Johansen and Robert Buhrle, dated December 12, 2014 (incorporated by reference to Exhibit 10.27 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)(2)
10.15	Amendment No. 1 to Amendment Asset Purchase and Sale Agreement, dated as of January 1, 2015, by and among Majesco, Agile Technologies, LLC, William K. Freitag, John M. Johansen and Robert Buhrle (incorporated by reference to Exhibit 10.28 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.16	Share Purchase Agreement, dated September 15, 2014, between Mastek Limited and MajescoMastek, for shares of MajescoMastek Canada Limited (incorporated by reference to Exhibit 10.29 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.17	Business Transfer Agreement, dated January 29, 2015, between Mastek (UK) Limited and Majesco UK Limited (incorporated by reference to Exhibit 10.30 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.18	Share Purchase Agreement, dated September 18, 2014, between Mastek Limited and MajescoMastek, for shares of Mastek MSC Sdn Bhd. (incorporated by reference to Exhibit 10.31 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.19	Scheme of Arrangement among Mastek Limited, Minefields Computers Limited, Majesco Software and Solutions India Private Limited and their respective shareholders and creditors (incorporated by reference to Exhibit 10.32 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)(2)
10.20+	Form of Non-Qualified Stock Option Award Agreement for the United Kingdom (incorporated by reference to Exhibit 10.32 to Majesco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the SEC on August 10, 2015)
10.21	Pre Shipment in Foreign Currency Credit Facility Agreement between Majesco Software and Solutions India Private Limited and Yes Bank Limited, dated June 30, 2015. (incorporated by reference to Exhibit 10.33 to Majesco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the SEC on August 10, 2015)
10.22	Joint Venture Agreement dated September 24, 2015, between Mastek (UK) Limited and Majesco Software and Solutions India Private Limited (incorporated by reference to Exhibit 10.34 to Majesco’s Current Report on Form 8-K, filed with the SEC on September 28, 2015)
10.23	Share Purchase Agreement dated October 31, 2015, between Mastek Limited and Majesco SDN BHD (incorporated by reference to Exhibit 10.35 to Majesco’s Current Report on Form 8-K, filed with the SEC on November 3, 2015)
10.24	Services Agreement dated December 2, 2015, between Mastek (UK) Limited and Majesco UK Limited (incorporated by reference to Exhibit 10.36 to Majesco’s Current Report on Form 8-K, filed with the SEC on December 3, 2015)
10.25	Credit Arrangement Letter dated July 27, 2015, between Majesco Software and Solutions India Private Limited and ICICI Bank Limited (incorporated by reference to Exhibit 10.37 to Majesco’s Current Report on Form 8-K, filed with the SEC on November 19, 2015)

10.26	Facility Letter dated August 28, 2015, between Majesco Software and Solutions India Private Limited and Standard Chartered Bank (incorporated by reference to Exhibit 10.38 to Majesco’s Current Report on Form 8-K, filed with the SEC on November 19, 2015)
10.27	Extension Letter of the Credit Facility Agreement between ICICI Bank Limited and Majesco, dated as of November 20, 2015 (incorporated by reference to Exhibit 10.40 to Majesco’s Current Report on Form 8-K, filed with the SEC on November 24, 2015)
10.28	Extension of the Guaranty Agreement between ICICI Bank Limited and Mastek Limited, dated as of November 24, 2015 (incorporated by reference to Exhibit 10.41 to Majesco’s Current Report on Form 8-K, filed with the SEC on November 24, 2015)
10.29	Second Amendment to Asset Purchase and Sale Agreement, dated as of January 26, 2016 amending the Asset Purchase and Sale Agreement by and among Agile Technologies, LLC, a New Jersey limited liability company, the members of the Seller and Majesco, dated December 12, 2014, and as amended on January 1, 2015 (incorporated by reference to Exhibit 10.42 to Majesco’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, filed with the SEC on January 29, 2016)(4)
10.30	Stock Purchase Warrant, dated September 1, 2015, issued to Maxim Partners LLC (incorporated by reference to Exhibit 10.1 to Majesco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the SEC on November 3, 2015)
10.31	Extension Letter of the Credit Facility Agreement between ICICI Bank Limited and Majesco, dated as of February 11, 2016 (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on February 16, 2016)
10.32	Services Agreement, dated March 1, 2016, by and between Majesco and Digility Inc. (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on March 2, 2016)
10.33	Sublease Agreement, dated March 1, 2016, by and between Majesco and Digility Inc. (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on March 2, 2016)
10.34	Loan Agreement, dated March 23, 2016, by and between Majesco and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on March 28, 2016)
10.35	Promissory Note in favor of HSBC Bank USA, National Association, dated March 23, 2016 (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on March 28, 2016)
10.36	Credit Arrangement letter dated as of May 20, 2016 between Majesco and ICICI Bank Limited, New York Branch (incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the SEC on May 23, 2016)
10.37	Extension Letter of the Credit Facility Agreement between ICICI Bank Limited and Majesco, dated as of June 2, 2016 (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 27, 2016)
10.38	Supplemental Deed to the Deed of Corporate Guarantee between ICICI Bank Limited and Mastek Limited, dated as of June 27, 2016 (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 27, 2016)
10.39	Amended and Restated Revolving Credit Note between ICICI Bank Limited and Majesco, dated as of June 2, 2016 (incorporated by reference to Exhibit 10.3 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 27, 2016)
10.40	Master Services Agreement, dated August 2, 2016, between Majesco Limited and Majesco Software and Solutions India Private Limited (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on August 5, 2016)

10.41	Memorandum of Understanding, dated August 2, 2016, between Majesco Limited and Majesco Software and Solutions India Private Limited (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on August 5, 2016)
10.42	Addendum to Facility Letter between Yes Bank and Majesco Software and Solutions India Private Limited, dated as of September 27, 2016 (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on October 3, 2016)
10.43	Receivable Purchase Agreement, dated January 13, 2017, by and between Majesco and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on January 19, 2017)
10.44	Addendum to Facility Letter dated September 27, 2016 between Yes Bank and Majesco Software and Solutions India Private Limited, dated as of September 13, 2017 (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on September 14, 2017)
10.45	Facility Letter between Yes Bank and Majesco Software and Solutions India Private Limited, dated as of September 13, 2017 (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on September 14, 2017)
10.46	Facility Letter, dated May 9, 2017, by and between Majesco Software and Solutions India Private Limited and Standard Chartered Bank (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on May 12, 2017)
10.47	Master Credit Terms with Standard Chartered Bank (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on May 12, 2017)
10.48	Unattested Memorandum of Hypothecation with Standard Chartered Bank (incorporated by reference to Exhibit 10.3 to Majesco’s Current Report on Form 8-K, filed with the SEC on May 12, 2017)
10.49	Addendum to Facility Letter dated September 7, 2016 between Yes Bank and Majesco Software and Solutions India Pvt. Ltd. dated as of September 13, 2017 (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on September 14, 2017)
10.50	Facility Letter between Yes Bank and Majesco Software and Solutions India Pvt. Ltd. dated as of September 13, 2017 (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on September 14, 2017)
21	Subsidiaries of Majesco(1)
23.1	Consent of MSPC Certified Public Accountants and Advisors, P.C.(1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.1	The following materials from Majesco’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 formatted in extensible Business Reporting Language (XBRL):
(i) Consolidated and Combined Balance Sheets as of March 31, 2018 and March 31, 2017;
(ii) Consolidated and Combined Statements of Operations for the fiscal years ended March 31, 2018, March 31, 2017 and March 31, 2016; (iii) Consolidated and Combined Statements of Comprehensive Income for the fiscal years ended March 31, 2018, March 31, 2017 and March 31, 2016; (iv) Consolidated and Combined Statements of Changes in Stockholders’ Equity for the fiscal year ended March 31, 2018, March 31, 2017 and March 31, 2016;
(v) Consolidated and Combined Statements of Cash Flows for the fiscal years ended March 31, 2018, March 31, 2017 and March 31, 2016; and (vi) Notes to Consolidated and Combined Financial Statements

+
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