Form 10-Q
period 2018-06-30
Majesco
filed 2018-08-08
CIK 1626853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number: 001-37466

Majesco

(Exact Name of Registrant as Specified in Its Charter)

California (State or other jurisdiction of incorporation or organization)	77-0309142 (IRS Employer Identification No.)

412 Mount Kemble Ave., Suite 110C Morristown, NJ (Address of principal executive offices)	07960 (Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2018
Common Stock, $0.002 par value per share	36,623,123 shares

MAJESCO

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Majesco and Subsidiaries

Consolidated Balance Sheets (Unaudited)
(All amounts are in thousands of US Dollars except share data and as stated otherwise)

	June 30,	March 31,
	2018	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,708	$9,152
Short term investments	-	-
Restricted cash	50	53
Accounts receivable, net	16,748	19,103
Unbilled accounts receivable	11,336	9,997
Prepaid expenses and other current assets	9,488	9,494
Total current assets	49,330	47,799
Property and equipment, net	2,417	2,755
Intangible assets, net	5,901	6,535
Deferred income tax assets	7,571	7,171
Other assets	3	50
Goodwill	32,216	32,216
Total Assets	$97,438	$96,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Loan from bank	$4,927	$5,269
Accounts payable	2,742	2,353
Accrued expenses and other current liabilities	22,387	22,032
Capital lease obligations	136	203
Deferred revenue	11,986	12,201
Total current liabilities	42,178	42,058
Capital lease obligations, net of current portion	-	-
Term loan – bank	8,385	8,367
Other liabilities	1,201	928
Total Liabilities	$51,764	$51,353
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.002 per share – 50,000,000 shares authorized as of June 30, 2018 and March 31, 2018, no shares issued and outstanding as of June 30, 2018 and March 31, 2018	$-	$-
Common stock, par value $0.002 per share – 450,000,000 shares authorized as of June 30, 2018 and March 31, 2018; 36,601,491 shares issued and outstanding as of June 30, 2018 and 36,600,457 shares issued and outstanding as of March 31, 2018	73	73
Additional paid-in capital	75,725	75,022
Accumulated deficit	(29,247)	(30,283)
Accumulated other comprehensive (loss) income	(877)	361
Total Stockholders’ Equity	45,674	45,173
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,438	$96,526

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Three Months ended June 30, 2018	Three Months ended June 30, 2017

Revenue	$33,549	$27,922
Cost of revenue	17,470	16,016
Gross profit	$16,079	$11,906

Operating expenses
Research and development expenses	$4,822	$3,930
Selling, general and administrative expenses	9,491	10,312
Total operating expenses	$14,313	$14,242
Income/(Loss) from operations	$1,766	$(2,336)
Interest income	6	6
Interest expense	(124)	(121)
Other income(expenses), net	179	(43)
Income /(Loss) before provision for income taxes	$1,827	$(2,494)
Provision/(Benefit) for income taxes	792	(844)
Net Income/(Loss)	$1,035	$(1,650)

Earnings/(Loss) per share:
Basic	$0.03	$(0.05)
Diluted	$0.03	$(0.05)

Weighted average number of common shares outstanding
Basic	36,600,811	36,509,773
Diluted	38,789,725	36,509,773

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Comprehensive Loss (Unaudited)
(All amounts are in thousands of US Dollars)

	Three Months ended June 30, 2018	Three Months ended June 30, 2017
Net Income/(Loss)	$1,035	$(1,650)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(580)	189
Unrealized gains/(loss) on cash flow hedges	(659)	9
Other comprehensive income/(loss)	$(1,239)	$198
Comprehensive Loss	$(204)	$(1,452)

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(All amounts are in thousands of US Dollars)

	Three Months ended June 30, 2018	Three Months ended June 30, 2017
Net cash flows from operating activities
Net income/(loss)	$1,035	$(1,650)
Adjustments to reconcile net income/(loss) to net cash (used)/provided by operating activities:
Depreciation on property and equipment	406	563
Amortization of intangibles	626	705
Stock-based compensation	660	655
Unrealized cash flow hedges	(659)	9
Deferred income taxes	(401)	(872)
Change in Assets and Liabilities:
Decrease / (increase) in accounts receivable, billed and unbilled	543	(4,101)
Decrease / (increase) in prepaid expenses and other current assets	(335)	(248)
Decrease / (increase) in other non-current assets	44	(4)
Increase / (decrease) in accounts payable	399	(205)
Increase / (decrease) in accrued expenses and other liabilities	688	(1,706)
(Increase) / decrease in deferred revenue and other non-current liabilities	(39)	84
Net cash (used) / provided by operating activities	$2,967	$(6,770)
Net cash flows from investing activities
Purchase of property and equipment	$(143)	$(313)
Purchase of intangible assets	3	(209)
Cash from investments	-	24
Decrease in restricted cash	-	1
Net cash used by investing activities	$(140)	$(497)
Net cash flows from financing activities
Payment of capital lease obligations	$(67)	$(188)
Repayment of loans	(324)	-
Receipt of loan proceeds	-	5,154
Net cash (used) / provided by financing activities	$(391)	$4,966
Effect of foreign exchange rate changes on cash and cash equivalents	120	118
Net increase / (decrease) in cash and cash equivalents	$2,556	$(2,183)
Cash and cash equivalents, beginning of the period	9,152	11,635
Cash and cash equivalents at end of the period	$11,708	$9,452

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

1.	DESCRIPTION OF BUSINESS

Majesco is a global provider of core insurance platform solutions, consulting services and other insurance solutions for business transformation for the insurance industry. Majesco offers core insurance platform solutions for property and casualty/general insurance (“P&C”), and life, annuities, pensions and group/benefits (“L&A and Group”) providers, enabling them to automate and manage  business processes across the end-to-end insurance value chain and comply with policies and regulations across their organizations. In addition, Majesco offers a variety of other technology-based solutions for distribution management, digital, data and cloud.  Our portfolio of solutions enable our customers to respond to evolving market needs, growth and innovation opportunities and regulatory changes, which enables agility, innovation and speed while improving the effectiveness and efficiency of their business operations.

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

Majesco, along with its subsidiaries (hereinafter referred to collectively as the “Group”), operates in the United States, Canada, Mexico, the United Kingdom, Malaysia, Singapore, Thailand and India.

Merger with Cover-All Technologies Inc.

On June 26, 2015, Cover-All Technologies Inc. (“Cover-All”), an insurance software company listed on the NYSE American, merged with and into Majesco in a 100% stock-for-stock merger, with Majesco surviving the merger.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. The March 31, 2018 consolidated balance sheet was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 filed with the SEC on June 22, 2018 (the “Annual Report”), but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report.

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

The Group’s consolidated financial statements include the accounts of Majesco and its wholly-owned subsidiaries, Cover-All Systems, Inc., Majesco Canada Ltd., Majesco Software and Solutions Inc. (“MSSI”), Majesco Sdn. Bhd., Majesco UK Limited, Majesco (Thailand) Co., Ltd., Majesco Software and Solutions India Private Limited (“MSSIPL”) and Majesco Asia Pacific Pte Ltd. as of June 30, 2018. All material intercompany balances and transactions have been eliminated in consolidation.

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

Recent Accounting and Auditing Development

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance and was effective for the Company for its fiscal year beginning April 1, 2018.

The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under prior U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts.

The Company adopted these ASUs (collectively, Topic 606) on April 1, 2018. Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented (the “Full Retrospective Method”), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the “Modified Retrospective Method”). The Company applied the Modified Retrospective Method. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Business Combinations (Topic 805): Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which provides a more robust framework to use in determining when a set of assets and activities is a business. The standard was effective for the Company beginning April 1, 2018. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments”, which impacts certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The standard was effective for the Company beginning April 1, 2018. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Statement of Cash Flows (Topic 230): Restricted Cash

In November 2016, the FASB issued ASU 2016-18,” Statement of Cash Flows (Topic 230): Restricted Cash”, which requires the statement of cash flows to report changes in cash, cash equivalents, and restricted cash. The standard was effective for the Company beginning April 1, 2018. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The standard was effective for the Company beginning April 1, 2018. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Income Tax Consequences of an Intra-Entity Transfer of Assets Other Than Inventory (Topic 740)

In October 2016, the FASB issued ASU 2016-16, “Income Taxes — Intra-Entity Transfers of Assets Other Than Inventory (Topic 740)”, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard must be adopted using a modified retrospective transition method which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. The standard was effective for the Company beginning April 1, 2018. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Scope of Modification Accounting

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting (Topic 718) (“ASU 2017-09”), which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The new standard is effective for annual periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. The standard was effective for the Company beginning April 1, 2018. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Accounting for Leases (Topic 842)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard will become effective for the Company beginning April 1, 2019. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

Simplifying the Test for Goodwill Impairment (Topic 350)

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which removes the requirement for an entity to calculate the implied fair value of goodwill (as part of step 2 of the current goodwill impairment test) in measuring a goodwill impairment loss. The standard will be effective for the Company beginning April 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

Income Statement, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, Income Statement, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows a reclassification of stranded tax effects from accumulated other comprehensive income to retained earnings, as a result of the Tax Cuts and Jobs Act (“Tax Act”). ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting the new standard for its 2020 fiscal year and subsequent periods.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and are subject to reduced public company reporting requirements. In addition, Section 107 of the Jumpstart Our Business Startups (“JOBS”) Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended. for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of June 30, 2018 and March 31, 2018:

	As of
	June 30, 2018	March 31, 2018
Assets

Level 2
Derivative financial instruments (included in the following line items in the Consolidated Balance Sheets)
Prepaid expenses and other current assets	$-	$194
Other assets	-	46
Other liabilities	(335)	(17)
Accrued expenses and other liabilities	(498)	(127)
	$(833)	$96
Level 3
Contingent consideration
Accrued expenses and other liabilities	$(835)	$(835)
	$(835)	$(835)
Total	$(1,668)	$(739)

The following table presents the change in level 3 instruments:

	As of and for the three months ended
	June 30, 2018	June 30, 2017
Opening balance	$(835)	$(756)
Additions	-	-
Total losses recognized in Statement of Operations	(-)	(18)
Settlements	-	-
Closing balance	$(835)	$(774)

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

The total losses attributable to changes in the estimated contingent consideration payable for the acquisition of the consulting business of Agile were $0 for the three months ended June 30, 2018 and $(79) for the fiscal year ended March 31, 2018. The Group paid $11,000 to Agile as earn-out consideration in the fiscal year ended March 31, 2018. The Group paid $11,000 to Agile as earn-out consideration in the fiscal year ended March 31, 2017.

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

5.	software HIRE purchase agreementS

 The Group acquired software under a hire purchase arrangement which is stated at the present value of the minimum instalment payments. The gross stated amount for such software is $429 and $430 and related accumulated depreciation is $128 and $107, respectively, as of June 30, 2018 and March 31, 2018.

Depreciation expenses in respect of assets held under hire purchase were $21 for the three months ended June 30, 2018, compared to $22 for the three months ended June 30, 2017.

The following is a schedule of the future minimum installment payments under hire purchase, together with the present value of the net minimum installment payments as of June 30, 2018.

Period ended June 30,	Amount
2019	$139
Total minimum installment payments of hire purchase	$139
Less: Interest portion	3
Present value of net minimum installments of hire purchase	$136

6.	BORROWINGS

MSSIPL Facilities

On June 30, 2015, the Group’s subsidiary, MSSIPL, entered into a secured Pre Shipment in Foreign Currency and Post Shipment in Foreign Currency (“PCFC”) facility with Yes Bank under which MSSIPL may request three months pre-export advances and advances against export collection bills. The maximum borrowing limit was initially 300 million Indian rupees. The interest rate on this PCFC facility was initially three months LIBOR plus 275 basis points. The interest rate on this PCFC facility is determined at the time of each advance. This PCFC facility is secured by a first pari passu charge over the current assets of MSSIPL. Excess outstanding beyond 100 million Indian rupees is to be backed by 100% fixed deposit receipts in MSSIPL or Majesco Limited. On September 27, 2016, MSSIPL extended this PCFC facility to June 17, 2017.

On September 13, 2017, MSSIPL entered into an addendum facility letter (the “2017 Addendum”) to its addendum facility letter dated September 27, 2016 with respect to the PCFC facility with Yes Bank dated June 30, 2015. The 2017 Addendum further extended the maturity date of the PCFC facility to May 22, 2018 and reduced the maximum borrowing limit from 300 million Indian rupees to 130 million Indian rupees, or approximately $1,896 based upon the exchange rate on June 30, 2018. There is no outstanding balance against this loan as of June 30, 2018. The Group is currently in discussions to extend the term of this facility.

In addition, the 2017 Addendum also amended the interest rate of the PCFC facility to LIBOR plus 150 basis points plus 2%. The interest rate on the PCFC facility is determined at the time of each advance.

As of June 30, 2018, the Group was in compliance with the terms of this facility.

On May 9, 2017, MSSIPL and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (collectively, the “Combined Facility”) pursuant to which Standard Chartered Bank agreed to a Combined Facility of up to 200 million Indian rupees (or approximately $2,917 based upon the exchange rate on June 30, 2018). The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of goods, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the marginal cost of funds based lending rate (“MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and be effective until repayment or maturity date. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The Working Capital Overdraft Facility and the Short Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of each disbursement and be effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time. The Pre Shipment Financing Under Export Orders Facility is for the purchase of raw material, processing, packing, transportation, warehousing and other expenses and overheads incurred by MSSIPL to ready goods for sale. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of utilization and be effective until repayment. Interest will accrue from the utilization date up to the repayment date.

The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was in compliance under the terms of this Combined Facility as of June 30, 2018.

There are no outstanding loans under this Combined Facility as of June 30, 2018.

Term Loan Facility

On March 23, 2016, Majesco entered into a Loan Agreement (the “Loan Agreement”) with HSBC pursuant to which HSBC agreed to extend loans to Majesco in the amount of up to $10,000 and Majesco issued a promissory note to HSBC in the maximum principal amount of $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). The outstanding principal balance of the loan bears interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest was payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of $1,667 will be due and payable semi-annually. All principal and interest outstanding under the Note is due and payable on March 1, 2021. The Facility is unsecured and supported by a letter of credit issued by a bank of $10,000, which is secured by a cash pledge of the Group’s parent company, Majesco Limited. As of June 30, 2018, the Group had $8,333 outstanding under this Facility. As of June 30, 2018, the Group was in compliance with the terms of this Facility.

The Facility contains affirmative covenants that require Majesco to furnish financial statements to HSBC and cause Majesco Limited to maintain (1) a Net Debt-to-EBITDA Ratio (as defined in the Loan Agreement) of not more than (a) 5.00 to 1.00 as of the last day of its 2017 fiscal year and (b) 2.50 to 1.00 as of the last day of each fiscal year thereafter, and (2) a Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 1.50 to 1.00 as of the last day of each fiscal year. The Facility contains restrictive covenants on Majesco, including restrictions on declaring or paying dividends upon and during the continuation of an event of default, incurring additional indebtedness, selling material portions of its assets or undertaking other substantial changes to the business, purchasing or holding securities for investment, and extending credit to any person outside the ordinary course of business. The Facility also restricts any transfer or change in, or assignment or pledge of the ownership or control of Majesco which would cause Majesco Limited to directly own less than 51% of the issued and outstanding equity interests in Majesco. The Facility also restricts Majesco Limited from incurring any Net Debt (as defined in the Loan Agreement) in excess of $25,000 at any time prior to April 1, 2017. The Facility also contains a customary events of default provision and indemnification provisions whereby Majesco will indemnify HSBC against all losses or damages related to the Facility; provided, however, that Majesco shall not have any indemnification obligations to HSBC for any claims caused by HSBC’s gross negligence or willful misconduct. Majesco used the loan proceeds to repay existing indebtedness and for capital expenditures, working capital and other general corporate purposes.

Receivable Purchase Facility

On January 13, 2017, Majesco and its subsidiaries MSSI and Cover-All Systems jointly and severally entered into a Receivable Purchase Agreement with HSBC pursuant to which HSBC may advance funds against receivables at an agreed advance rate. The outstanding aggregate amount of all advances may not exceed a $10,000 facility limit. The facility bears interest at two (2%) per cent plus the ninety (90) day LIBOR rate. HSBC will also receive an arrangement fee equal to 0.20% of the facility limit and a facility review fee equal to 0.20% of the facility limit. Majesco will serve as HSBC’s agent for the collection of receivables, and Majesco will collect and otherwise enforce payment of the receivables. HSBC has a security interest in accounts of MSSI and Cover-All Systems. The term of the Receivable Purchase Agreement is for a minimum period of twelve (12) months and shall continue unless terminated by either party. Either party may terminate the Receivable Purchase Agreement at any time upon sixty (60) days’ prior written notice to the other party. The Receivable Purchase Agreement will provide additional liquidity to the Group for working capital and other general corporate purposes. As of June 30, 2018, Majesco had $4,927 outstanding under this facility. Majesco used proceeds from this facility to refinance the ICICI facility described above, to fund capital expenditures and for working capital and other general corporate purposes.

Auto loan

MSSIPL has obtained an auto loan from HDFC Bank for the purchase of a vehicle. This loan is secured by the hypothecation of the vehicle. The outstanding balance of the auto loan as of June 30, 2018 is $51.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information of fair values of derivative financial instruments:

	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of June 30, 2018
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$-	$-	$335	$498
Total	$-	$-	$335	$498

As of March 31, 2018
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$46	$194	$17	$127
	$46	$194	$17	$127

The noncurrent and current portions of derivative assets are included in ‘Other assets’ and ‘Prepaid expenses and other current assets,’ respectively, and the noncurrent and current portions of derivative liabilities are included in ‘Other liabilities’ and ‘Accrued expenses and other current liabilities,’ respectively, in the consolidated balance sheet.

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

The aggregate contracted USD notional amounts of the Group’s foreign exchange forward contracts (sell) outstanding amounted to $28,000 and $18,250 as of June 30, 2018 and March 31, 2018, respectively. The aggregate contracted Great Britain Pound (“GBP”) notional amounts of the Group’s foreign exchange forward contracts (sell) outstanding amounted to GBP 825 and GBP 1,155 as of June 30, 2018 and March 31, 2018, respectively.

The outstanding forward contracts as of June 30, 2018 mature between one month and 36 months. As of June 30, 2018, the Group estimates that $(591), net of tax, of the net gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 36 months.

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

The following table provides information on the amounts of pre-tax gains/(losses) recognized in and reclassified from Accumulated Other Comprehensive Income “AOCI” of derivative instruments designated as cash flow hedges:

	Amount of Gain/(Loss) recognized in AOCI (effective portion)	Amount of Gain/(Loss) reclassified from AOCI to Statement of Operations (Revenue)
For the three months ended June 30, 2018
Foreign exchange forward contracts	$(991)	$61
Total	$(991)	$61

For the three months ended June 30, 2017
Foreign exchange forward contracts	$(14)	$(21)
Total	$(14)	$(21)

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component were as follows:

	Three months ended June 30, 2018			Three months ended June 30, 2017
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$293	$-	$293	$(345)	$-	$(345)
Change in foreign currency translation adjustments	(580)	-	(580)	189	-	189
Closing balance	$(287)	$-	$(287)	$(156)	$-	$(156)

Unrealized gains/(losses) on cash flow hedges
Opening balance	$96	$(28)	$68	$89	$(30)	$59
Unrealized gains/(losses) on cash flow hedges	(868)	253	(615)	(7)	3	(4)
Reclassified to Revenue	(62)	18	(44)	21	(7)	14
Net change	$(930)	$271	$(659)	$14	$(4)	$10
Closing balance	$(834)	$243	$(591)	$103	$(34)	$69

9.	INCOME TAXES

The Group recognized income tax provisions of $792 for the three months ended June 30, 2018 and recognized income tax benefits of $(844) for the three months ended June 30, 2017.

The effective tax rate is 43% for the three months ended June 30, 2018, which differs from the statutory U.S. federal income tax rate of 21% mainly due to equity-based compensation, the impact of different tax jurisdictions and under accruals of prior periods.

10.	EMPLOYEE STOCK OPTION PLAN

Majesco 2015 Equity Incentive Plan

In the three months ended June 30, 2018, we recognized $452, in equity-based compensation expense in our consolidated financial statements compared to $355 in the three months ended June 30, 2017.

In June 2015, Majesco adopted the Majesco 2015 Equity Incentive Plan (the “2015 Plan”). Under the 2015 Plan, options and stock awards for the purchase of up to 3,877,263 shares may be granted by the Compensation Committee of the Board of Directors to our employees, consultants and directors at an exercise or grant price determined by the Compensation Committee of the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2015 Plan allows the grant of restricted or unrestricted stock awards or awards denominated in stock equivalent units or any combination of the foregoing, which may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. On June 30, 2018, an aggregate of 569,874 shares were available for grant under the 2015 Plan. On May 9, 2018, the Board of Directors of Majesco approved an increase of 2,000,000 shares in the amount of shares available for issuance under the 2015 Plan from 3,877,263 shares to 5,877,263 shares. This increase is currently being submitted for approval by the shareholders of Majesco at their upcoming 2018 annual meeting.

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

-	Expected volatility is based on peer entities as historical volatility data for Majesco’s common stock is limited.

-	In accordance with ASC 718, Majesco uses the simplified method for estimating the expected term when measuring the fair value of employee stock options using the Black-Scholes option pricing model. Majesco believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the criteria established by SAB Topic 14.

-	The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yields for an equivalent term at the time of grant.

-	Majesco does not anticipate paying dividends during the expected term.

	As of June 30,
Variables (range)	2018	2017

Expected volatility	41%–50%	41%–50%
Weighted-average volatility	41%	41%
Expected dividends	0%	0%
Expected term (in years)	3-5	3-5
Risk-free interest rate	0.71%	0.46%

As of June 30, 2018, there was $3,553 of total unrecognized compensation costs related to non-vested share-based compensation arrangements previously granted by Majesco. That cost is expected to be recognized over a weighted-average period of 2.3 years.

A summary of the outstanding common stock options under the 2015 Plan is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, April 1, 2018	3,278,143	$4.79 – 7.72	7.69 years	$5.27
Granted	10,000	5.25	9.85 years	5.25
Exercised	(12,500)	4.92	-	4.92
Cancelled	(36,250)	4.81 – 6.22	-	5.26
Expired	-	-	-	-
Balance, June 30, 2018	3,239,393	$4.79 – 7.72	7.61 years	$5.27

Of the stock options outstanding, an aggregate of 1,559,250 were exercisable as of June 30, 2018.

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

Warrants

As of June 30, 2018, there were warrants to purchase 25,000 shares of common stock outstanding. A summary of the terms of the outstanding warrants as of June 30, 2018 is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, June 30, 2018	25,000	$7.00	2.3 years	$7.00

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

Employee Stock Option Scheme of Majesco Limited — Plan 1

Certain employees of the Group participate in the Group’s parent company, Majesco Limited’s, employee stock option plan. The plan, termed as “ESOP plan 1,” became effective June 1, 2015, the effective date of the demerger from Mastek Ltd. Group employees who were issued options in the earlier ESOP plans of Mastek Ltd. were given options of Majesco Limited following the demerger. Under the plan, Majesco Limited also grants newly issued options to the employees of MSSIPL from time to time. During the three months ended June 30, 2018, options to purchase36,000 shares of common stock were granted under ESOP plan 1 of Majesco Limited. The options were granted at the market price on the grant date.

As of June 30, 2018, the total future compensation cost related to non-vested options not yet recognized in the Statement of Operations was $866, and the weighted average period over which these awards are expected to be recognized was 1.98 years. The weighted average remaining contractual life of options expected to vest as of June 30, 2018 is 8.98 years.

Majesco Limited calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	As of June 30,
	2018	2017
Weighted-average volatility	46.64%	51.02%
Expected dividends	0.00%	0.00%
Expected term (in years)	5.6 Years	6 Years
Risk-free interest rate	7.88%	7.46%

The summary of outstanding options of Majesco Limited as of June 30, 2018 is as follows:

	No of Options Outstanding	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, June 30, 2018	855,757	$0.10 - $3.00	6.30	2.34
	620,684	$3.10 - $6.00	8.22	6.88
	85,500	$6.10 - $9.00	8.32	24.81
	1,561,941

Of the stock options of Majesco Limited outstanding and held by Group employees, an aggregate of 1,057,941 are exercisable as of June 30, 2018.

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

During the three months ended June 30, 2018, we accrued $3,054 in incentive compensation expense in our consolidated financial statements compared to $(5) during the three months ended June 30, 2017.

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

The ESPP provides employees with the right to purchase shares of common stock through payroll deductions. The total number of shares available for purchase under the ESPP is 2,000,000. The ESPP Plan became effective January 1, 2016. As of June 30, 2018, we had issued and sold 104,465 shares under the ESPP.

11.	EARNINGS PER SHARE

The basic and diluted earnings/ (loss) per share were as follows:

	Three months ended June 30,
	2018	2017

Net Income/ (Loss)	$1,035	$(1,650)

Basic weighted average outstanding equity shares	36,600,811	36,509,773
Adjustment for dilutive potential ordinary shares
Options under Majesco 2015 Equity Incentive Plan	2,188,914	0
Dilutive weighted average outstanding equity shares	38,789,725	36,509,773

Earnings per share:
Basic	$0.03	$(0.05)
Diluted	$0.03	$(0.05)

Basic earnings per share amounts are calculated by dividing net income for the three months ended June 30, 2018 and 2017 attributable to common shareholders by the weighted average number of ordinary shares outstanding during the same periods.

Diluted earnings per share amounts are calculated by dividing the net income attributable to common shareholders by the sum of the weighted average number of shares of common stock outstanding during the three months periods plus the weighted average number of shares of common stock that would be issued upon the conversion of all the dilutive potential shares of common stock into shares of common stock.

The calculation of diluted earnings per share excluded 754,816 shares and options for the three months ended June 30, 2018 and 2,813,559 shares and options for the three months ended June 30, 2017 granted to employees, as their inclusion would have been antidilutive.

12.	RELATED PARTIES TRANSACTIONS

Reimbursement of Expenses

The Group reimburses expenses incurred by Majesco Limited attributable to shared resources with Majesco Limited that are in the process of being separated after the Reorganization, including air travel, travel insurance, telephone costs, water charges, insurance costs, administrative personnel costs, software and hardware costs and third party license costs, less receivables from Majesco Limited for similar expenses. The amount receivable from Majesco Limited for reimbursement of expenses as on June 30, 2018 and June 30, 2017 is $0 and $134 respectively.

Leases

MSSIPL entered into an operating lease for its operation facilities in Mahape, India, as lessee, with Majesco Limited, Majesco’ s parent company, as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $1,384. The lease became effective on June 1, 2015 and expires on May 31, 2020.

MSSIPL also entered into a lease for facilities for its operations in Pune, India, with Mastek Ltd. as lessor. The lease became effective on June 1, 2015 and expires on May 31, 2020. MSSIPL has also entered into a supplementary lease for its operations in Pune, India, with Mastek Ltd. as lessor. The supplementary lease became effective on April 1, 2016 and expires on May 31, 2020. The approximate aggregate annual rent payable to Mastek Ltd. under the foregoing lease agreements is $404. On June 1, 2018, MSSIPL gave notice to Mastek Ltd. of its termination of both leases.

	As of June 30, 2018	As of June 30, 2017
Security deposits paid to Majesco Limited by MSSIPL for use of Mahape premises	$613	$650
Security deposits paid to Mastek Ltd. by MSSIPL for use of Pune premises	$193	$225

Rental expenses paid by MSSIPL to Majesco Limited for the use of premises for the three months ended June 30, 2018 was $326. Rental expenses paid by MSSIPL to Mastek Ltd. for the use of premises for the three months ended June 30, 2018 was $101.

Joint Venture Agreement

On September 24, 2015, MSSIPL and Mastek (UK) Limited, a wholly-owned subsidiary of Mastek Ltd. (“Mastek UK”), entered into a Joint Venture Agreement (the “Joint Venture Agreement”) pursuant to which the two companies agreed to work together to deliver services to third parties, which services comprise the delivery of development, integration and support services to third parties by use of Mastek Ltd.’s development, integration and support methodologies and tools. The Joint Venture Agreement became effective on September 24, 2015 and will remain in force, unless terminated by either party upon three months’ notice in writing to the other of its intention to terminate the Joint Venture Agreement. The consideration for each party’s performance of its obligations under the Joint Venture Agreement is the performance of the other’s obligations under the same agreement, being services to the other. The services comprise, in the case of Mastek Ltd., Mastek Ltd.’s development, integration and support methodologies and tools and business development services. In the case of MSSIPL, the services comprise the provision of leading edge technical expertise and advice. The parties will also exchange technical and business information.

Services Agreements

On March 1, 2016, Majesco and Digility Inc., a Delaware corporation (“Digility”) wholly-owned by Mastek UK, entered into a Services Agreement (the “Digility Services Agreement”) pursuant to which Majesco provided certain management and operational support services to Digility, including managed office accommodation and facilities, managed office IT infrastructure and networks, and corporate support services. The charges for these services consisted of an initial set-up fee of  $1, a monthly fee of  $4 and a pass through of actual costs of providing the services incurred in excess of the monthly fee. The Digility Services Agreement was effective as of March 1, 2016 and was terminated on August 31, 2017. Service charges received from Digility for the three months ended June 30, 2018 were $0 and $11 for the three months ended June 30, 2017.

On August 2, 2016, Majesco Limited and MSSIPL entered into a master service agreement, effective as of June 30, 2016, pursuant to which MSSIPL will provide software development services to Majesco Limited. Under this agreement, MSSIPL will charge Majesco Limited cost plus a margin for the services rendered. Software development charges charged by MSSIPL under the agreement for the three months ended June 30, 2018 were $335 and $261 for the three months ended June 30, 2017.

On July 25, 2018, Majesco Limited and MSSIPL entered into an Intra Group Services Agreement (the “Intra-Group Agreement”). Pursuant to the terms of the Intra-Group Agreement, Majesco Limited will provide certain sales and marketing services to MSSIPL in the Asia Pacific region (collectively, the “Services”). In consideration for the Services, MSSIPL will pay Majesco Limited all direct and indirect operating costs of Majesco Limited incurred for the provision of the Services and which shall be allocated to MSSIPL on the basis of gross revenues plus a 10% mark-up. The mark-up will be subject to a periodic review. The Intra Group Agreement will be effective as of April 1, 2018 and will remain in effect until terminated. Each party may terminate the Intra Group Agreement at any time upon sixty days prior written notice to the other. Expenses charged by Majesco Limited under the Intra Group Agreement for the three months ended June 30, 2018 were $57 and $0 for the three months ended June 30, 2017.

Sublease

On March 1, 2016, Majesco and Digility entered into a Sublease Agreement (the “Sublease Agreement”), pursuant to which Majesco sublets the premises located on the first floor of 685 Route 202/206, Bridgewater, New Jersey to Digility. Digility will pay monthly $1 for rent to Majesco during the term of the Sublease Agreement. Digility will also reimburse Majesco for any costs charged by the landlord, Route 206 Associates, a New Jersey partnership, for additional services requested by Digility. The term of the Sublease Agreement commenced on March 1, 2016 and expired on July 31, 2017. Rental charges received from Digility for the three months ended June 30, 2018 were $0 and for the three months ended June 30, 2017 were $4.

Guarantee

During the three months ended June 30, 2018, Majesco paid $10 to Majesco Limited as arrangement fees and guarantee commission for the guarantee given by Majesco Limited to HSBC for the facilities taken by Majesco and its subsidiaries. During the three months ended June 30, 2017, Majesco paid $12 to Majesco Limited as arrangement fees and guarantee commission for the guarantee given by Majesco Limited to HSBC and ICICI Bank for the facilities taken by Majesco and its subsidiaries.

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

The following table sets forth revenues by country based on the billing address of the customer:

	Three months ended June 30, 2018	Three months ended June 30, 2017

USA	$29,870	$24,382
UK	1,428	1,480
Canada	162	223
Malaysia	1,399	1,102
Others	690	735
	$33,549	$27,922

The following table sets forth the Group’s property and equipment, net by geographic region:

	As of June 30, 2018	As of March 31, 2018
USA	$1,049	$1,195
India	1,169	1,332
Canada	13	16
UK	5	7
Malaysia	181	205
	$2,417	$2,755

We provide a significant volume of services to a number of significant customers. Therefore, the loss of a significant customer could materially reduce our revenues. The Group had one customer for the three months ended June 30, 2018, and no customers for the months ended June 30, 2017 that accounted for 10% or more of total revenue. The Group had one customer as of June 30, 2018 and no customers as of June 30, 2017 that accounted for 10% or more of total accounts receivable and unbilled accounts receivable. Presented in the table below is information about our major customers:

	Three months ended June 30, 2018		Three months ended June 30, 2017
	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$4,521	13.5%	$1,696	6%
Accounts receivable and unbilled accounts receivable	$2,319	8.3%	$1,590	6%
Customer B
Revenue	$1,708	5.1%	$1,370	5%
Accounts receivables and unbilled accounts receivable	$530	1.9%	$1,102	4%

14.	COMMITMENTS

Capital Commitments

The Group had outstanding contractual commitments of $5 and $20 as of June 30, 2018 and March 31, 2018, respectively, for capital expenditures relating to the acquisition of property, equipment and new network infrastructure.

Operating Leases

The Group leases certain office premises under operating leases. Many of these leases include a renewal option on a periodic basis at the Group’s option, with the renewal periods ranging from two to five years. Rental expense for operating leases amounted to $800 for the three months ended June 30, 2018 compared to $864 for the three months ended June 30, 2017. The schedule for future minimum rental payments over the lease term in respect of operating leases is set out below.

Year ending March 31,	Amount
2019	$2,337
2020	3,135
2021	735
2022	276
2023	278
Thereafter	417
Total minimum lease payments	$7,178

Facility Leases

Our subsidiary in India, MSSIPL, has entered into a lease for its operations in Mahape, India, as lessee, with Majesco Limited as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $1,384. The lease became effective on June 1, 2015 and expires on May 31, 2020. MSSIPL paid Majesco Limited $326 in rent under the lease during the three months ended June 30, 2018, and $327 during the three months ended June 30, 2017. MSSIPL may terminate the lease after three years with six months’ prior written notice to Majesco Limited. Majesco Limited may terminate the lease after five years with six months’ prior written notice to MSSIPL.

MSSIPL also entered into a lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is $294. The lease became effective on June 1, 2015 and expires on May 31, 2020. MSSIPL has also entered into a supplementary lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this supplementary lease agreement is $110. The lease became effective on April 1, 2016 and expires on May 31, 2020. MSSIPL paid Mastek Ltd. $101 in rent under the leases during the three months ended June 30, 2018 and $103 in rent under the leases during the three months ended June 30, 2017. MSSIPL may terminate the lease after three years with six months’ prior written notice to Mastek Ltd. Mastek Ltd. may terminate the lease after five years.

On June 1, 2018, MSSIPL gave notice to Mastek Ltd. of its termination of both leases.

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

The merger of Cover-All and Majesco was a stock-for-stock merger with each share of Cover-All common stock issued and outstanding immediately prior to the merger converted into the right to receive the number of shares of Majesco common stock multiplied by the exchange ratio. The exchange ratio in the merger was 0.21641. Accordingly, at the closing of the merger, Cover-All, in the aggregate, represented 16.5% of the total capitalization of the combined company.

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

The goodwill of $18,020 arising from the merger consists largely of the synergies and economies of scale expected from combining the operations of Majesco and Cover-All. Further, though workforce has been valued, it is not recognized separately, but subsumed in goodwill. Goodwill deductible for tax purpose amounts to $0.

On October 31, 2015, Majesco Sdn. Bhd. (“MSC”) entered into a Share Purchase Agreement with Mastek Ltd. for the purchase of the issued and authorized shares of Mastek Asia Pacific Pte Limited, which was renamed Majesco Asia Pacific Pte. Limited.

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

The following table summarizes the consideration paid to Mastek Ltd. and the amounts of identified assets acquired and liabilities assumed at the effective date:

The changes in the varying amount of goodwill are as follows:

Changes in carrying amount of the goodwill

	As of June 30, 2018	As of March 31, 2018

Opening value	$32,216	$32,275
Addition on account of currency fluctuation	-	1
Impairment of Goodwill	-	(60)
Closing value	$32,216	$32,216

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

You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2018 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes for the quarter ended June 30, 2018 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Long-term, strong customer relationships are a key component of our success given the long-term nature of our contracts, opportunity for deeper relationships with our portfolio of solutions, and the importance of customer references for new sales. Our customers range from some of the largest global tier one insurance carriers in the industry to mid-market insurers, managing general agents, startups and greenfields, including specialty, mutual and regional carriers. As of June30 2018, we served approximately 160 insurance customers on a worldwide basis.

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

Three Months Ended June 30, 2018 Highlights

A few of our highlights of our three months ended June 30, 2018 were:

•	Revenues of $33.5 million with a gross profit of 47.9% of revenue;

•	$4.8 million (14.4% of revenue) in research and development expenses;

•	$9.5 million (28.3% of revenue) in sales, general and administrative expenses;

•	Net income of $1.0 million; and

•	Adjusted EBITDA of $3.5 million, representing (10.3% of revenue).

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

For an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three months ended June 30, 2018 and June 30, 2017, see “— Results of Operations — Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017”.

Agile Asset Acquisition

On January 1, 2015, we acquired substantially all of the insurance consulting business of Agile Technologies, LLC, a New Jersey limited liability company (“Agile”), a business and technology management consulting firm. We estimate the total consideration for the Agile asset acquisition will amount to approximately $8,500, with a total maximum of $9,200 possible depending on earn-out payments. Of the estimated approximately $8,500 total consideration, (1) $1,000 was paid in connection with the execution of the acquisition agreement and $2,000 was paid in connection with the closing of the acquisition with available cash on hand, (2) approximately $39 will be paid in cash as deferred payments over three years to certain former Agile employees who became employees of Majesco in connection with the acquisition and (3) up to $5,100 will be paid by way of earn-out over three years based on the satisfaction of certain time milestones and performance targets, with maximum potential aggregate earn-out payments of up to $5,800 if performance targets are exceeded.

On January 26, 2016, we amended the asset purchase and sale agreement with Agile and its members to amend the terms and conditions of the earn-out. The amendment added in the calculation of revenue for purposes of determining the earn-out for 2015 five percent of the initial order book revenue of Majesco software (intellectual property) deals closed by the Agile Division and 40% of revenue and EBITDA for Data Center of Excellence projects that have been signed in calendar year 2015. For determining the earn-out for 2016 and 2017, the amendment provides that the earn-out performance metrics will be determined at the Majesco level and not the Agile Division level and will be based only on revenue and EBITDA goals of Majesco as reported in Majesco’s consolidated financial statements. The amendment also provides that 50% of the earn-out in the amount of  $583 will be fixed with the remainder of the earn-out (the “Variable Earn-Out”) payable to Agile on a percentage basis as calculated below only if Majesco achieves 90% of corporate revenue and EBITDA goals for 2016 and 2017. No Variable Earn-Out will be payable for achieving less than 90% of the corporate revenue and EBITDA goals for 2016 and 2017, respectively, and any additional earn-out will not exceed 20% of the Variable Earn-Out. For revenue and EBITDA between 90% and 120% of Majesco’s revenue and EBITDA goals, Majesco will pay Agile a Variable Earn-Out calculated on a percentage basis. The amendment also adjusts the earn-out periods determination over a period of three years with the first year commencing on January 1, 2015 and ending on December 31, 2015; the second year commencing on April 1, 2016 and ending on March 31, 2017; and the third year commencing on April 1, 2017 and ending on March 31, 2018. We paid approximately $1,100, $1,100 and $1,500 as earn-out to Agile in fiscal 2018, 2017 and 2016, respectively. We have no further obligations with respect to earnout payments.

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

Inflation

Although we cannot accurately determine the amounts attributable thereto, our net revenues and results of operations have been affected by inflation experienced in the U.S., India and other economies in which we operate through increased costs of employee compensation and other operational expenses during the three months ended June 30, 2018 and June 30, 2017. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. However, there can be no assurance that we will be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

The estimated useful lives of intangible assets are as follows:

Non-compete agreements	3 years

Leasehold benefit	Ascertainable life or primary period of lease whichever is less

Internal-use Software	1-5 years

Intellectual Property Rights	1-5 years

Customer contracts	1-3 years

Customer relationships	6-8 years

Technology	6 years

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

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 31, 2017

The following table summarizes our consolidated statements of operations for the three months ended June 30, 2018 and June 30, 2017, including as a percentage of revenues:

Statement of Operations Data

	Three Months Ended
(U.S. Dollars; dollar amounts in thousands):	June 30, 2018%		June 30, 2017%
Total Revenues	$33,549		$27,922
Total cost of revenues	17,470	52%	16,016	57%
Total gross profit	16,079		11,906
Operating expenses:
Research and development expenses	4,822	14%	3,930	14%
Selling, general and administrative expenses	9,491	28%	10,312	37%
Restructuring costs	-		-
Total operating expenses	14,313		14,242
Income from operations	1,766		(2,336)
Interest income	6		6
Interest expense	(124)		(121)
Other income (expenses), net	179		(43)
Income/(Loss) before provision for income taxes	1,827		(2.494)
Income taxes loss/(benefit)	792		(844)
Net income/ (loss)	$1,035	3%	$(1,650)	(6)%

The following table represents revenues by each subsidiary and corresponding geographical region:

	Three Months Ended
(U.S. Dollars; dollar amounts in thousands):	June 30, 2018%		June 30, 2017%
Geography: North America
Legal Entity
Majesco	$10,374	31%	$7,332	26%
Majesco Software and Solutions Inc.	12,934	39%	11,672	42%
Majesco Canada Ltd., Canada	162	1%	223	1%
Cover-All Systems, Inc.	6,562	19%	5,832	21%
	$30,032	90%	$25,059	90%
Geography: The United Kingdom
Legal Entity
Majesco UK Limited, UK	$1,428	4%	$1,480	5%
Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$1,399	4%	$1,102	4%
Majesco (Thailand) Co. Ltd., Thailand	-	-	-	-
Majesco Asia Pacific Pte Ltd., Singapore	417	1%	-	-
Majesco Software and Solutions India Private Limited, India	273	1%	281	1%
	$2,089	6%	$1,383	5%
Total Revenues	$33,549		$27,922

Revenues

Revenues for the three months ended June 30, 2018 were $33,549 compared to $27,922 for the three months ended June 30, 2017, reflecting an increase of 20.2%. The increase during the quarter was on account of the ramp up in the IBM program and increasing business momentum from new logo additions as well as expansion in existing accounts.

Gross Profit

Gross profit was $16,079 for the three months ended June 30, 2018 compared with $11,906 for the three months ended June 30, 2017, an increase of 35%. The increase in margin has been primarily due a better revenue profile with higher cloud revenues. Gross profit percentage for the three months ended June 30, 2018 increased to 47.9% of revenue from 42.6% of revenue for the three months ended June 30, 2017.

Salaries and consultant fees were approximately $12,398 for the three months ended June 30, 2018 compared to $8,624 for the three months ended June 30, 2017. This represents an increase of 3% in salaries and consultant fees. As a percentage of revenues, salaries and consultant fees decreased from 40.0% for the three months ended June 30, 2017 to 37.1% for the three months ended June 30, 2018.

Operating Expenses

Operating expenses were $14,313 for the three months ended June 30, 2018 compared to $14,242 for the three months ended June 30, 2017. The increase in operating expenses was primarily due to an increase in research and development (“R&D”) costs of $892 compensated by a decrease in selling and general expenses of $(821). We continued to invest in R&D to increase the depth as well as range of our offering portfolio. As a percentage of revenues, operating expenses decreased to 42.6% for the three months ended June 30, 2018 from 51.0% for the three months ended June 30, 2017.

Income/(Loss) from Operations

Income/(Loss) from operations was $1,766 for the three months ended June 30, 2018 compared to $(2,336) for the three months ended June 30, 2017. As a percentage of revenues, net gain from operations was 5.3% for the three months ended June 30, 2018 compared to a net loss of 8.37% for the three months ended June 30, 2017.

Other Income

Other income (expense), net was $179 for the three months ended June 30, 2018 compared to $(43) for the three months ended June 30, 2017. The increase is mainly due to a currency exchange loss in the three months ended June 30, 2018.

Tax provision

We recognized income tax provision of $792 for the three months ended June 30, 2018 and recognized income tax provision/(benefit) of $(844) for the three months ended June 30, 2017.

The effective tax rate is 43% for the three months ended June 30, 2018, which differs from the statutory U.S. federal income tax rate of 21% mainly due to equity-based compensation, the impact of different tax jurisdictions and under accruals of prior periods.

Net income/( loss)

Net income was $1,035 for the three months ended June 30, 2018 compared to net loss of $(1,650) for the three months ended June 30, 2017. Net income per share, basic and diluted, was $0.03 and $0.03, respectively, for the three months ended June 30 2018 compared to net loss per share, basic and diluted, of $(0.05) and $(0.05), respectively, for the three months ended June 30, 2017.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP metric, was $3,453 for the three months ended June 30, 2018 compared to $(413) for the three months ended June 30, 2017.

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three months ended June 31, 2018 and the three months ended June 31, 2017:

	Three Months ended
(U.S. dollars, in thousands):	June 30, 2018	June 30, 2017
Net Income (loss)	$1,035	$(1,650)

Provision (benefit) for income taxes	792	(844)
Depreciation and amortization	1,028	1,268
Interest expense	124	121
Less:
Interest income	(6)	(6)
Other income (expenses), net	(180)	43
EBITDA	$2,793	$(1,068)
Add:
Stock-based compensation	660	655
Adjusted EBITDA	3,453	(413)
Revenue	33,549	27,922
Adjusted EBITDA as a % of Revenue	10.29%	(1.48)%

Liquidity and Capital Resources

Our cash and cash equivalent and short term investments position was $11,708 at June 30, 2018 and $10,270 at June 30, 2017.

Net cash generated / (used) by operating activities was $2,967 for the three months ended June 30, 2018 and $(6,770) for the three months ended June 30, 2017. We had accounts receivable of $16,748 at June 30, 2018 and $19,103 at March 31, 2018. The overall net debt position has decreased by $324 during the three months ended June 30, 2018. Days outstanding decreased to 76 days at the end of June 30, 2018 as compared to 80 days at the end of March 31, 2018.

Net cash used by investing activities amounted to $(140) for the three months ended June 30, 2018 compared to cash used of $(497) for the three months ended June 30, 2017 primarily due to purchases of property, equipment and intangible assets during the three months ended June 30, 2018.

Net cash (used)/ generated by financing activities was $(391) for the three months ended June 30, 2018, compared to net cash generated by financing activities of $4,966 for the three months ended June 30, 2017 mainly due to decreased borrowings under our debt facilities.

We believe that our cash flows from operations and available borrowings are sufficient to meet our liquidity requirements for the next twelve months, including capital expenditures.

Financing Arrangements

MSSIPL Facilities

On June 30, 2015, our subsidiary, Majesco Software and Solutions India Pvt. Ltd. (“MSSIPL”), entered into a secured Pre Shipment in Foreign Currency and Post Shipment in Foreign Currency (“PCFC”) facility with Yes Bank under which MSSIPL may request three months pre-export advances and advances against export collection bills. The maximum borrowing limit was initially 300 million Indian rupees. The interest rate on this PCFC facility was initially three months LIBOR plus 275 basis points. The interest rate on this PCFC facility is determined at the time of each advance. This PCFC facility is secured by a first pari passu charge over the current assets of MSSIPL. Excess outstanding beyond 100 million Indian rupees is to be backed by 100% fixed deposit receipts in MSSIPL or Majesco Limited. On September 27, 2016, MSSIPL extended this PCFC facility to June 17, 2017.

On September 13, 2017, MSSIPL entered into an addendum facility letter (the “2017 Addendum”) to its addendum facility letter dated September 27, 2016 with respect to the PCFC facility with Yes Bank dated June 30, 2015. The 2017 Addendum further extended the maturity date of the PCFC facility to May 22, 2018 and reduced the maximum borrowing limit from 300 million Indian rupees to 130 million Indian rupees, or approximately $1,896 based upon the exchange rate on June 30, 2018. There is no outstanding balance against this loan as of June 30, 2018. The Group is currently in discussions to extend the term of this facility.

In addition, the 2017 Addendum also amended the interest rate of the PCFC facility to LIBOR plus 150 basis points plus 2%. The interest rate on the PCFC facility is determined at the time of each advance.

As of June 30, 2018, the Group was in compliance with the terms of this facility.

On May 9, 2017, MSSIPL and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (collectively, the “Combined Facility”) pursuant to which Standard Chartered Bank agreed to a Combined Facility of up to 200 million Indian rupees (or approximately $2,917 based upon the exchange rate on June 30, 2018). The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of goods, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the marginal cost of funds based lending rate (“MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and be effective until repayment or maturity. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The Working Capital Overdraft Facility and the Short Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of each disbursement and be effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time. The Pre Shipment Financing Under Export Orders Facility is for the purchase of raw material, processing, packing, transportation, warehousing and other expenses and overheads incurred by MSSIPL to ready goods for sale. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of utilization and be effective until repayment. Interest will accrue from the utilization date up to the repayment date.

The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was in compliance under the terms of this Combined Facility as of June 30, 2018.

There are no outstanding loans under this Combined Facility as of June 30, 2018.

Term Loan Facility

On March 23, 2016, Majesco entered into a Loan Agreement (the “Loan Agreement”) with HSBC pursuant to which HSBC agreed to extend loans to Majesco in the amount of up to $10,000 and Majesco issued a promissory note to HSBC in the maximum principal amount of $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). The outstanding principal balance of the loan bears interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest was payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of $1,667 will be due and payable semi-annually. All principal and interest outstanding under the Note is due and payable on March 1, 2021. The Facility is unsecured and supported by a letter of credit issued by a bank of $10,000, which is secured by a cash pledge of the Group’s parent company, Majesco Limited. As of June 30, 2018, the Group had $8,333 outstanding under this Facility. As of June 30, 2018, the Group was in compliance with the terms of this Facility.

The Facility contains affirmative covenants that require Majesco to furnish financial statements to HSBC and cause Majesco Limited to maintain (1) a Net Debt-to-EBITDA Ratio (as defined in the Loan Agreement) of not more than (a) 5.00 to 1.00 as of the last day of its 2017 fiscal year and (b) 2.50 to 1.00 as of the last day of each fiscal year thereafter, and (2) a Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 1.50 to 1.00 as of the last day of each fiscal year. The Facility contains restrictive covenants on Majesco, including restrictions on declaring or paying dividends upon and during the continuation of an event of default, incurring additional indebtedness, selling material portions of its assets or undertaking other substantial changes to the business, purchasing or holding securities for investment, and extending credit to any person outside the ordinary course of business. The Facility also restricts any transfer or change in, or assignment or pledge of the ownership or control of Majesco which would cause Majesco Limited to directly own less than 51% of the issued and outstanding equity interests in Majesco. The Facility also restricts Majesco Limited from incurring any Net Debt (as defined in the Loan Agreement) in excess of $25,000 at any time prior to April 1, 2017. The Facility also contains customary events of default provision and indemnification provisions whereby Majesco will indemnify HSBC against all losses or damages related to the Facility; provided, however, that Majesco shall not have any indemnification obligations to HSBC for any claims caused by HSBC’s gross negligence or willful misconduct. Majesco used the loan proceeds to repay existing indebtedness and for capital expenditures, working capital and other general corporate purposes.

Receivable Purchase Facility

On January 13, 2017, Majesco and its subsidiaries Majesco Software and Solutions Inc. (“MSSI”), and Cover-All Systems, jointly and severally entered into a Receivable Purchase Agreement with HSBC pursuant to which HSBC may advance funds against receivables at an agreed advance rate. The outstanding aggregate amount of all advances may not exceed a $10,000 facility limit. The facility bears interest at two (2%) per cent plus the ninety (90) day LIBOR rate. HSBC will also receive an arrangement fee equal to 0.20% of the facility limit and a facility review fee equal to 0.20% of the facility limit. Majesco will serve as HSBC’s agent for the collection of receivables, and Majesco will collect and otherwise enforce payment of the receivables. HSBC has a security interest in accounts of MSSI and Cover-All Systems. The term of the Receivable Purchase Agreement is for a minimum period of twelve (12) months and shall continue unless terminated by either party. Either party may terminate the Receivable Purchase Agreement at any time upon sixty (60) days’ prior written notice to the other party. The Receivable Purchase Agreement will provide additional liquidity to the Group for working capital and other general corporate purposes. As of June 30, 2018, Majesco had $4,927 outstanding under this facility. Majesco used proceeds from this facility to refinance the ICICI facility described above, to fund capital expenditures and for working capital and other general corporate purposes.

Auto loan

MSSIPL has obtained an auto loan from HDFC Bank for the purchase of a vehicle. This loan is secured by the hypothecation of the vehicle. The outstanding balance of loan as of June 30, 2018 is $51.

Dividends and Redemption

We have declared and paid a cash dividend on our common stock only for our fiscal year 2000. It has otherwise been our policy to invest earnings in growth rather than distribute earnings as common stock dividends. This policy, is expected to continue, but is subject to regular review by our Board of Directors.

Contractual Obligations

In the normal course of our business, we are party to a variety of contractual obligations as summarized in our Annual Report. These contractual obligations are considered by us when assessing our liquidity requirements. There have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business. We had borrowed $0 under the PCFC facility, $0 under the Combined Facility, $4,927 under our receivable purchase facility, $51 under our auto loan and $8,333 under our term loan with HSBC at June 30, 2018, compared to $0, $0, $5,262, $7 and $8,333, respectively, as of March 31, 2018.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Emerging growth company

We are an “emerging growth company” under the federal securities laws and are subject to reduced public company reporting requirements. In addition, Section 107 of the Jumpstart Our Business Startups (“JOBS”) Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and investments. We do not use derivative financial instruments to hedge our interest rate exposure. Our cash and cash equivalents and short term investments as of June 30, 2018 were $11,708 and $0, respectively.

We invest primarily in highly liquid, money market funds and bank fixed deposits. Because of the short-term nature of the majority of the interest-bearing securities we hold, we believe that a 10% fluctuation in the interest rates applicable to our cash and cash equivalents and investments would not have a material effect on our financial condition or results of operations.

The rate of interest on our PCFC facility, our Combined Facility, our receivable purchase facility and our term loan with HSBC and our auto loan which were in effect as of June 30, 2018, are variable and are based on LIBOR plus a fixed margin. As of June 30, 2018, we had $0, 4,927 and $0 in borrowings outstanding under our PCFC facility, our receivable purchase facility with HSBC and our Combined Facility, respectively. As of June 30, 2018, we had borrowed $8,333 and $51 under our term loan with HSBC and auto loan, respectively. We believe that a 10% fluctuation in the interest rates applicable to our borrowings would not have a material effect on our financial condition or results of operations.

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

We generated approximately 11% and 12.68% of our gross revenues outside of the United States for the three months ended June 30, 2018 and 2017, respectively. The effect of foreign exchange rate changes on cash and cash equivalents resulted in a gain of $120 and a gain of $118 for the three months ended June 30, 2018 and June 30, 2017, respectively. For the three months ended June 30, 2018 and June 30, 2017, we had a foreign exchange gain/(loss) of approximately $179 and $(71), respectively.

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

The aggregate contracted U.S. dollar principal amounts of foreign exchange forward contracts (sell) outstanding as of June 30, 2018 amounted to $28,000. The aggregate contracted Great Britain Pound (“GBP”) principal amounts of foreign exchange forward contracts (sell) outstanding as of June 30, 2018 amounted to GBP 825. The outstanding forward contracts as of June 30, 2018 mature between 1 month to 24 months. As of June 30, 2018, we estimate that $(591), net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings within the subsequent twelve months. The outstanding foreign exchange forward contracts in U.S. dollars as of June 30, 2018 are designated as in hedge relationship and there will be no impact on our statement of operations due to a strengthening or weakening of 10% in the foreign exchange rates.

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

	Assets		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of June 30, 2018
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$-	$-	$335	$498
Total	$-	$-	$335	$498

*     The noncurrent and current portions of derivative assets are included in ‘Other Assets’ and ‘Prepaid Expenses And Other Current Assets,’ respectively, and the noncurrent and current portions of derivative liabilities are included in ‘Other Liabilities’ and ‘Accrued Expenses And Other Liabilities,’ respectively in the Consolidated Balance Sheet.

For more information on foreign currency translation adjustments and cash flow hedges and other derivative financial instruments, see Notes 7 and 8 to our consolidated financial statements for the three months ended June 30, 2018.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 6.	Exhibits.

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2018 (Unaudited) and March 31, 2018; (ii) Consolidated Statements of Operations for the three months ended June 30, 2018 and 2017 (Unaudited); (iii) Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and 2017 (Unaudited); and (iv) Notes to Consolidated Financial Statements (Unaudited).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO

Date: August 8, 2018	By:	/s/ Ketan Mehta
Ketan Mehta, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Farid Kazani
Farid Kazani, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

-39-