Form 10-Q
period 2018-09-30
Majesco
filed 2018-11-07
CIK 1626853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2018
Common Stock, $0.002 par value per share	36,665,737 shares

MAJESCO

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Majesco and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(All amounts are in thousands of US Dollars except share data and as stated otherwise)

	September 30,	March 31,
	2018	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,315	$9,152
Short term investments	2,743	-
Restricted cash	48	53
Accounts receivable, net	18,051	19,103
Unbilled accounts receivable	10,144	9,997
Prepaid expenses and other current assets	10,030	9,494
Total current assets	53,331	47,799
Property and equipment, net	2,261	2,755
Intangible assets, net	5,473	6,535
Deferred income tax assets	7,615	7,171
Other assets	54	50
Goodwill	32,216	32,216
Total Assets	$100,950	$96,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Loan from bank	$4,834	$5,269
Current maturities of long term loan	3333	3333
Accounts payable	2,960	2,353
Accrued expenses and other current liabilities	25,640	22,032
Software hire purchase obligations	69	203
Deferred revenue	10,999	12,201
Total current liabilities	47,835	45,391
Term loan – bank	3,333	5,000
Vehicle loan	91	34
Other liabilities	1,634	928
Total Liabilities	$52,893	$51,353
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.002 per share – 50,000,000 shares authorized as of September 30, 2018 and March 31, 2018, no shares issued and outstanding as of September 30, 2018 and March 31, 2018	$-	$-
Common stock, par value $0.002 per share – 450,000,000 shares authorized as of September 30, 2018 and March 31, 2018; 36,654,488 shares issued and outstanding as of September 30, 2018 and 36,600,457 shares issued and outstanding as of March 31, 2018	73	73
Additional paid-in capital	76,650	75,022
Accumulated deficit	(26,418)	(30,283)
Accumulated other comprehensive (loss) income	(2,248)	361
Total Stockholders’ Equity	48,057	45,173
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,950	$96,526

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Three Months ended September 30, 2018	Three Months ended September 30, 2017	Six Months ended September 30, 2018	Six Months ended September 30, 2017

Revenue	$34,039	$30,347	$67,588	$58,269
Cost of revenue	16,971	16,738	34,441	32,754
Gross profit	$17,068	$13,609	$33,147	$25,515

Operating expenses
Research and development expenses	$4,664	$4,206	$9,486	$8,135
Selling, general and administrative expenses	9,456	10,432	18,947	20,745
Total operating expenses	$14,120	$14,638	$28,433	$28,880
Income/(Loss) from operations	$2,948	$(1,029)	$4,714	$(3,365)
Interest income	19	8	25	13
Interest expense	(104)	(146)	(228)	(267)
Other income (expenses), net	430	-	609	(43)
Gain on reversal of accrued contingent liability	835	-	835	-
Income /(Loss) before provision for income taxes	$4,128	$(1,167)	$5,955	$(3,662)
(Benefit)/Provision for income taxes	1,299	(451)	2,091	(1,296)
Net Income/(Loss)	$2,829	$(716)	$3,864	$(2,366)

Earnings (Loss) per share:
Basic	$0.08	$(0.02)	$0.11	$(0.06)
Diluted	$0.07	$(0.02)	$0.10	$(0.06)

Weighted average number of common shares outstanding
Basic	36,634,019	36,527,666	36,617,505	36,518,768
Diluted	38,664,803	36,527,666	38,936,340	36,518,768

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(All amounts are in thousands of US Dollars)

	Three Months ended September 30, 2018	Three Months ended September 30, 2017	Six Months ended September 30, 2018	Six Months ended September 30, 2017
Net Income/(Loss)	$2,829	$(716)	$3,864	$(2,366)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(658)	107	(1,238)	296
Unrealized gains on cash flow hedges	(712)	(134)	(1,371)	(125)
Other comprehensive income/(loss)	$(1,370)	$(27)	$(2,609)	$171
Comprehensive Income/(Loss)	$1,459	$(743)	$1,255	$(2,195)

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(All amounts are in thousands of US Dollars)

	Six Months ended September 30, 2018	Six Months ended September 30, 2017
Net cash flows from operating activities
Net income/(loss)	$3,864	$(2,366)
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Depreciation on property and equipment	791	1,145
Amortization of intangibles	1,047	1.419
Stock-based compensation	1,351	1,432
Profit on sale of assets	(4)	(13)
Deferred income taxes	(444)	(3,332)
Change in Assets and Liabilities:
Decrease / (increase) in accounts receivable, billed and unbilled	(21)	(4,878)
Decrease / (increase) in prepaid expenses and other current assets	(1,236)	(1,168)
Decrease / (increase) in other non-current assets	(10)	192
Increase / (decrease) in accounts payable	635	(351)
Increase / (decrease) in accrued expenses and other liabilities	3,108	1,970
(Increase) / decrease in deferred revenue and other non-current liabilities	(623)	(90)
Net cash provided/(used) by operating activities	$8,458	$(6,040)
Net cash flows from investing activities
Purchase of property and equipment	$(482)	$(597)
Proceeds from the sale of property and equipment	(5)	(286)
Proceeds from sale of tangible assets	57	35
Proceeds of investments	(14,757)	(13,549)
Proceeds from sale of investments	12,014	13,688
Net cash used by investing activities	$(3,173)	$(709)
Net cash flows from financing activities
Payment of capital lease obligations	$(134)	$(263)
Repayment of term loans	(1,667)	-
Repayment of working capital loan	(30,953)	(40,944)
Net proceeds of working capital loan	30,575	46,379
Net cash (used) / provided by financing activities	$(2,179)	$5,172
Effect of foreign exchange rate changes on cash and cash equivalents	57	210
Net increase / (decrease) in cash and cash equivalents	$3,163	$(1,367)
Cash and cash equivalents, beginning of the period	9,152	11,635
Cash and cash equivalents at end of the period	$12,315	$10,268

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

1.	DESCRIPTION OF BUSINESS

Majesco (“Majesco” or the “Company”) is a global provider of core insurance platform solutions, consulting services and other insurance solutions for business transformation for the insurance industry. Majesco offers core insurance platform solutions for property and casualty/general insurance (“P&C”), and life, annuities, pensions and group/benefits (“L&A and Group”) providers, enabling them to automate and manage  business processes across the end-to-end insurance value chain and comply with policies and regulations across their organizations. In addition, Majesco offers a variety of other technology-based solutions for distribution management, digital, data and cloud.  Our consulting service solutions provide enterprise consulting, applications development management and testing for insurers. Our portfolio of solutions enable our customers to respond to evolving market needs, growth and innovation opportunities and regulatory changes, which enables agility, innovation and speed while improving the effectiveness and efficiency of their business operations.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The March 31, 2018 consolidated balance sheet was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 22, 2018 (the “Annual Report”), but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments except as otherwise noted, considered necessary for a fair statement of results of operations and financial position have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report.

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

The Group’s consolidated financial statements include the accounts of Majesco and its wholly-owned subsidiaries, Cover-All Systems, Inc., Majesco Canada Ltd., Majesco Software and Solutions Inc. (“MSSI”), Majesco Sdn. Bhd., Majesco UK Limited, Majesco (Thailand) Co., Ltd., Majesco Software and Solutions India Private Limited (“MSSIPL”) and Majesco Asia Pacific Pte Ltd. as of September 30, 2018. All material intercompany balances and transactions have been eliminated in consolidation.

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

Recent Accounting Developments

Accounting for Leases (Topic 842)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”(“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard will become effective for the Company beginning April 1, 2019. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

Simplifying the Test for Goodwill Impairment (Topic 350)

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes the requirement for an entity to calculate the implied fair value of goodwill (as part of step 2 of the current goodwill impairment test) in measuring a goodwill impairment loss. The standard will be effective for the Company beginning April 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

Income Statement, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows a reclassification of stranded tax effects from accumulated other comprehensive income to retained earnings, as a result of the Tax Cuts and Jobs Act. ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting the new standard for its 2020 fiscal year and subsequent periods.

Emerging Growth Company

We are an “emerging growth company” and “smaller reporting company” under the federal securities laws and are subject to reduced public company reporting requirements. In addition, Section 107 of the Jumpstart Our Business Startups Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Group’s financial instruments consist primarily of cash and cash equivalents, short term investments in time deposits, restricted cash, accounts receivable, unbilled accounts receivable, accounts payable and accrued liabilities. The carrying amounts of cash and cash equivalents, short term investments in time deposits, restricted cash, accounts receivable, unbilled accounts receivable, accounts payable and accrued liabilities as of the reporting date approximate their fair market value due to the relatively short period of time of original maturity tenure of these instruments.

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of September 30, 2018 and March 31, 2018:

	As of
	September 30, 2018	March 31, 2018
Assets

Level 2
Derivative financial instruments (included in the following line items in the Consolidated Balance Sheets)
Prepaid expenses and other current assets	$1	$194
Other assets	1	46
Other liabilities	(639)	(17)
Accrued expenses and other liabilities	(1,201)	(127)
	$(1,838)	$96
Level 3
Contingent consideration
Accrued expenses and other liabilities	$-	$(835)
	$-	$(835)
Total	$(1,838)	$(739)

The following table presents the change in level 3 instruments:

	As of and for the three months ended
	September 30, 2018	September 30, 2017
Opening balance	$(835)	$(774)
Additions	-	-
Total gain/(losses) recognized in Statement of Operations	835	(19)
Settlements	-	-
Closing balance	$-	$(793)

	As of and for the six months ended
	September 30, 2018	September 30, 2017
Opening balance	$(835)	$(756)
Additions	-	-
Total gain/ (losses) recognized in Statement of Operations	835	(37)
Settlements	-	-
Closing balance	$-	$(793)

Contingent consideration pertaining to the acquisition of the consulting business of Agile Technologies, LLC, a New Jersey limited liability company (“Agile”), as of December 31, 2015 has been classified under level 3 as the fair valuation of such contingent consideration and has been calculated using one or more of the significant inputs which are not based on observable market data. The fair value of the contingent consideration was estimated using a discounted cash flow technique with significant inputs that are not observable in the market. The significant inputs not supported by market activity included the Group’s probability assessments of expected future cash flows related to its acquisition of the consulting business of Agile during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the asset purchase agreement (the “Agile Agreement”) dated December 12, 2014, as amended on January 26, 2016.

The total gain/(losses) attributable to changes in the estimated contingent consideration payable for the acquisition of the consulting business of Agile were $835 and $835 for the three and six months ended September 30, 2018 and $(79) for the fiscal year ended March 31, 2018. The Group paid $1,100 to Agile as earn-out consideration in the fiscal year ended March 31, 2018. The Group paid $1,100 to Agile as earn-out consideration in the fiscal year ended March 31, 2017.

During the quarter ended September 30, 2018, the Company and the promoters of Agile determined that the final earn-out targets under the Agile Agreement would not be met and that no further contingent consideration would therefore be due under the Agile Agreement. Accordingly, the accrued outstanding balance has been reversed in the income statement during the period ended September 30, 2018.

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

The Group acquired software under a hire purchase arrangement which is stated at the present value of the minimum installment payments. The gross stated amount for such software is $430 and $430 and related accumulated depreciation is $150 and $107, respectively, as of September 30, 2018 and March 31, 2018.

Depreciation expenses in respect of assets held under hire purchase were $22 and $43 for the three and six months ended September 30, 2018, compared to $43 and $0 for the three and six months ended September 30, 2017.

The following is a schedule of the future minimum installment payments under hire purchase, together with the present value of the net minimum installment payments as of September 30, 2018.

Period ended September 30,	Amount
2019	$70
Total minimum installment payments of hire purchase	$70
Less: Interest portion	1
Present value of net minimum installments of hire purchase	$69

6.	BORROWINGS

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

On September 13, 2017, MSSIPL entered into an addendum facility letter (the “2017 Addendum”) to its addendum facility letter dated September 27, 2016 with respect to the PCFC facility with Yes Bank dated June 30, 2015. The 2017 Addendum further extended the maturity date of the PCFC facility to May 22, 2018 and reduced the maximum borrowing limit from 300 million Indian rupees to 130 million Indian rupees, or approximately $1,793 based upon the exchange rate on September 30, 2018. In addition, the 2017 Addendum also amended the interest rate of the PCFC facility to LIBOR plus 150 basis points plus 2%. The interest rate on the PCFC facility is determined at the time of each advance. There is no outstanding balance against this loan as of September 30, 2018. The Group did not extend the term of this facility.

On May 9, 2017, MSSIPL and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (collectively, the “Combined Facility”) pursuant to which Standard Chartered Bank agreed to a Combined Facility of up to 200 million Indian rupees (or approximately $2,917 based upon the exchange rate on September 30, 2018). The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of goods, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the marginal cost of funds based lending rate (“MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and be effective until repayment or maturity date. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The Working Capital Overdraft Facility and the Short Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of each disbursement and be effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time. The Pre Shipment Financing Under Export Orders Facility is for the purchase of raw material, processing, packing, transportation, warehousing and other expenses and overheads incurred by MSSIPL to ready goods for sale. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of utilization and be effective until repayment. Interest will accrue from the utilization date up to the repayment date.

The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was in compliance under the terms of this Combined Facility as of September 30, 2018.

There are no outstanding loans under this Combined Facility as of September 30, 2018.

Term Loan Facility

On March 23, 2016, Majesco entered into a Loan Agreement (the “Loan Agreement”) with HSBC pursuant to which HSBC agreed to extend loans to Majesco in the amount of up to $10,000 and Majesco issued a promissory note to HSBC in the maximum principal amount of $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). The outstanding principal balance of the loan bears interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest was payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of $1,667 will be due and payable semi-annually. All principal and interest outstanding under the Note is due and payable on March 1, 2021. The Facility is unsecured and supported by a letter of credit issued by a bank of $10,000, which is secured by a cash pledge of the Group’s parent company, Majesco Limited. As of September 30, 2018, the Group had $6,667 outstanding under this Facility. As of September 30, 2018, the Group was in compliance with the terms of this Facility.

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

Receivable Purchase Facility

On January 13, 2017, Majesco and its subsidiaries MSSI and Cover-All Systems jointly and severally entered into a Receivable Purchase Agreement with HSBC pursuant to which HSBC may advance funds against receivables at an agreed advance rate. The outstanding aggregate amount of all advances may not exceed a $10,000 facility limit. The facility bears interest at two (2%) per cent plus the ninety (90) day LIBOR rate. HSBC will also receive an arrangement fee equal to 0.20% of the facility limit and a facility review fee equal to 0.20% of the facility limit. Majesco will serve as HSBC’s agent for the collection of receivables, and Majesco will collect and otherwise enforce payment of the receivables. HSBC has a security interest in accounts of MSSI and Cover-All Systems. The term of the Receivable Purchase Agreement is for a minimum period of twelve (12) months and shall continue unless terminated by either party. Either party may terminate the Receivable Purchase Agreement at any time upon sixty (60) days’ prior written notice to the other party. The Receivable Purchase Agreement will provide additional liquidity to the Group for working capital and other general corporate purposes. As of September 30, 2018, Majesco had $4,814 outstanding under this facility. Majesco used proceeds from this facility repay existing indebtedness and for capital expenditures, working capital and other general corporate purposes.

Auto loan

MSSIPL has obtained an auto loan from HDFC Bank for the purchase of a vehicle. This loan is secured by the hypothecation of the vehicle. The outstanding balance of the auto loan as of September 30, 2018 is $110.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information of fair values of derivative financial instruments:

	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of September 30, 2018
Designated as Cash Flow Hedges
Foreign exchange forward contracts	$1	$1	$639	$1,201
Total	$1	$1	$639	$1,201

As of March 31, 2018
Designated as Cash Flow Hedges
Foreign exchange forward contracts	$46	$194	$17	$127
	$46	$194	$17	$127

The noncurrent and current portions of derivative assets are included in ‘Other assets’ and ‘Prepaid expenses and other current assets,’ respectively, and the noncurrent and current portions of derivative liabilities are included in ‘Other liabilities’ and ‘Accrued expenses and other current liabilities,’ respectively, in our consolidated balance sheet.

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

The aggregate contracted USD notional amounts of the Group’s foreign exchange forward contracts (sell) outstanding amounted to $31,975 and $18,250 as of September 30, 2018 and March 31, 2018, respectively. The aggregate contracted Great Britain Pound (“GBP”) notional amounts of the Group’s foreign exchange forward contracts (sell) outstanding amounted to GBP 525 and GBP 1,155 as of September 30, 2018 and March 31, 2018, respectively.

The outstanding forward contracts as of September 30, 2018 mature between one month and 36 months. As of September 30, 2018, the Group estimates that $(1,303), net of tax, of the net (loss)/gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 36 months.

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

The following table provides information on the amounts of pre-tax gains/(losses) recognized in and reclassified from Accumulated Other Comprehensive Income (“AOCI”) of derivative instruments designated as cash flow hedges:

	Amount of Gain/(Loss) recognized in AOCI (effective portion)	Amount of Gain/(Loss) reclassified from AOCI to Statement of Operations (Revenue)
For the six months ended September 30, 2018
Foreign exchange forward contracts	$(1,675)	$(259)
Total	$(1,675)	$(259)

For the six months ended September 30, 2017
Foreign exchange forward contracts	$(112)	$(78)
Total	$(112)	$(78)

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component were as follows:

	Three months ended September 30, 2018			Three months ended September 30, 2017
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$(287)	$-	$(287)	$(155)	$-	$(155)
Change in foreign currency translation adjustments	(658)	-	(658)	106	-	106
Closing balance	$(945)	$-	$(945)	$(49)	$-	$(49)

Unrealized gains/(losses) on cash flow hedges
Opening balance	$(833)	$35	$(798)	$103	$(35)	$68
Unrealized gains/(losses) on cash flow hedges	(807)	443	(364)	(147)	50	(97)
Reclassified to Revenue	(198)	57	(141)	(57)	20	(37)
Net change	$(1,005)	$500	$(505)	$(204)	$70	$(134)
Closing balance	$(1,838)	$535	$(1,303)	$(101)	$35	$(66)

	Six months ended September 30, 2018			Six months ended September 30, 2017
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$293	$-	$293	$(345)	$-	$(345)
Change in foreign currency translation adjustments	(1,238)	-	(1,238)	296	-	296
Closing balance	$(945)	$-	$(945)	$(49)	$-	$(49)

Unrealized gains/(losses) on cash flow hedges
Opening balance	$96	$(28)	$68	$89	$(30)	$59
Unrealized gains/(losses) on cash flow hedges	(1,675)	488	(1,187)	(112)	38	(74)
Reclassified to Revenue	(259)	75	(184)	(78)	27	(51)
Net change	$(1,934)	$563	$(1,371)	$(190)	$65	$(125)
Closing balance	$(1,838)	$535	$(1,303)	$(101)	$35	$(66)

9.	INCOME TAXES

The Group recognized income tax provisions of $1,299 and $2,091 for the three and six months ended September 30, 2018 and recognized income tax benefits of $(451) and $(1,297) for the three and six months ended September 30, 2017.

The effective tax rate is 31% and 35% for the three and six months ended September 30, 2018, which differs from the statutory U.S. federal income tax rate of 21% mainly due to equity-based compensation, the impact of different tax jurisdictions and prior year tax credits.

10.	EMPLOYEE STOCK OPTION PLAN

Majesco 2015 Equity Incentive Plan

In the three and six months ended September 30, 2018, we recognized $406 and $858, respectively, in equity-based compensation expense in our consolidated financial statements compared to $428 and $783 in the three and six months ended September 30, 2017.

In June 2015, Majesco adopted the Majesco 2015 Equity Incentive Plan (the “2015 Plan”). On May 9, 2018, the Board of Directors of Majesco approved an increase of 2,000,000 shares in the amount of shares available for issuance under the 2015 Plan from 3,877,263 shares to 5,877,263 shares. This increase was approved by the shareholders of Majesco at the 2018 annual meeting. Under the 2015 Plan, options and stock awards for the purchase of up to 5,877,263 shares may be granted by the Compensation Committee of the Board of Directors to our employees, consultants and directors at an exercise or grant price determined by the Compensation Committee of the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2015 Plan allows the grant of restricted or unrestricted stock awards or awards denominated in stock equivalent units or any combination of the foregoing, which may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. On September 30, 2018, an aggregate of 2,661,413 shares were available for grant under the 2015 Plan.

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

-	Expected volatility is based on peer entities as historical volatility data for Majesco’s common stock is limited.

-	In accordance with ASC 718, Majesco uses the simplified method for estimating the expected term when measuring the fair value of employee stock options using the Black-Scholes option pricing model. Majesco believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the criteria established by SAB Topic 14.

-	The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yields for an equivalent term at the time of grant.

-	Majesco does not anticipate paying dividends during the expected term.

	As of September 30,
Variables (range)	2018	2017

Expected volatility	41%–50%	41%–50%
Weighted-average volatility	41%	41%
Expected dividends	0%	0%
Expected term (in years)	3-5	3-5
Risk-free interest rate	2.5%	0.46%

As of September 30, 2018, there was $3,272 of total unrecognized compensation costs related to non-vested share-based compensation arrangements previously granted by Majesco. That cost is expected to be recognized over a weighted-average period of 2 years.

A summary of the outstanding common stock options under the 2015 Plan is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, April 1, 2018	3,278,143	$4.79 – 7.72	7.69 years	$5.27
Granted	60,000	5.25-5.79	9.64 years	5.70
Exercised	(53,508)	4.92 – 6.22	-	4.96
Cancelled	(175,625)	4.85 – 6.22	-	5.22
Expired	-	-	-	-
Balance, September 30, 2018	3,109,010	$4.79 – 7.72	7.22 years	$6.95

Of the stock options outstanding, an aggregate of 1,695,324 were exercisable as of September 30, 2018.

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

We follow FASB ASC 718, Accounting for Stock Options and Other Stock-Based Compensation. Among other items, ASC 718 requires companies to record the compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our share-based awards include stock options and restricted stock awards. For restricted stock awards, the calculation of compensation expense under ASC 718 is based on the intrinsic value of the grant.

Warrants

As of September 30, 2018, there were warrants to purchase 25,000 shares of common stock outstanding. A summary of the terms of the outstanding warrants as of September 30, 2018 is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, September 30, 2018	25,000	$7.00	2.3 years	$7.00

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

Employee Stock Option Scheme of Majesco Limited — Plan 1

Certain employees of the Group participate in the Group’s parent company, Majesco Limited’s, employee stock option plan. The plan, termed as “ESOP plan 1,” became effective June 1, 2015, the effective date of the demerger from Mastek Ltd. Group employees who were issued options in the earlier ESOP plans of Mastek Ltd. were given options of Majesco Limited following the demerger. Under the plan, Majesco Limited also grants newly issued options to the employees of MSSIPL from time to time. During the three months ended September 30, 2018, options to purchase 39,600 shares of common stock were granted under ESOP plan 1 of Majesco Limited. The options were granted at the market price on the grant date.

As of September 30, 2018, the total future compensation cost related to non-vested options not yet recognized in the Statement of Operations was $702, and the weighted average period over which these awards are expected to be recognized was 3.06 years. The weighted average remaining contractual life of options expected to vest as of September 30, 2018 is 8.71 years.

Majesco Limited calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	As of September 30,
	2018	2017
Weighted-average volatility	34%	49.47%
Expected dividends	0.00%	0.00%
Expected term (in years)	2-5 Years	6 Years
Risk-free interest rate	7.20-7.70%	6.59%

The summary of outstanding options of Majesco Limited as of September 30, 2018 is as follows:

	No of Options Outstanding	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, September 30, 2018	822,927	$0.10 - $3.00	5.81	1.20
	617,498	$3.10 - $6.00	8.37	4.75
	85,500	$6.10 - $9.00	9.68	7.93
	1,525,925

Of the stock options of Majesco Limited outstanding and held by Group employees, an aggregate of 1,138,675 are exercisable as of September 30, 2018.

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

During the three and six months ended September 30, 2018, we accrued $2,925 and $5,979 in incentive compensation expense in our consolidated financial statements compared to $1,179 and $1,174, respectively, during the three and six months ended September 30, 2017.

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

The ESPP provides employees with the right to purchase shares of common stock through payroll deductions. The total number of shares available for purchase under the ESPP is 2,000,000. The ESPP Plan became effective January 1, 2016. As of September 30, 2018, we had issued and sold 109,064 shares under the ESPP.

11.	EARNINGS PER SHARE

The basic and diluted earnings/ (loss) per share were as follows:

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017

Net Income/ (Loss)	$2,829	$(716)	$3,864	$(2,366)

Basic weighted average outstanding equity shares	36,634,019	36,527,666	36,617,505	36,518,768
Adjustment for dilutive potential ordinary shares
Options under Majesco 2015 Equity Plan	2,030,784	0	2,318,835	0
Dilutive weighted average outstanding equity shares	38,664,803	36,527,666	38,936,340	36,518,768

Earnings per share:
Basic	$0.08	$(0.02)	$0.11	$(0.06)
Diluted	$0.07	$(0.02)	$0.10	$(0.06)

Basic earnings per share amounts are calculated by dividing net income for the three and six months ended September 30, 2018 and 2017 attributable to common shareholders by the weighted average number of ordinary shares outstanding during the same periods.

Diluted earnings per share amounts are calculated by dividing the net income attributable to common shareholders by the sum of the weighted average number of shares of common stock outstanding during the three and six months periods plus the weighted average number of shares of common stock that would be issued upon the conversion of all the dilutive potential shares of common stock into shares of common stock.

The calculation of diluted earnings per share excluded 155,816 and 155,816 shares and options for the three and six months ended September 30, 2018, respectively, and 3,303,559 and 3,303,559 shares and options for the three and six months ended September 30, 2017, respectively, granted to employees, as their inclusion would have been antidilutive.

12.	RELATED PARTIES TRANSACTIONS

Reimbursement of Expenses

The Group reimburses expenses incurred by Majesco Limited attributable to shared resources with Majesco Limited that are in the process of being separated after the Reorganization, including air travel, travel insurance, telephone costs, utility charges, insurance costs, administrative personnel costs, software and hardware costs and third party license costs, less receivables from Majesco Limited for similar expenses. The amount receivable/(payable) from Majesco Limited for reimbursement of expenses as on September 30, 2018 and September 30, 2017 is $0 and $(307), respectively.

The Group also reimburses the insurance premium paid by Majesco Limited for the insurance policy at the Majesco Limited group level pertaining to the employees of MSSIPL. During the three and six months ended September 30, 2018 MSSIPL paid $68 and $68, respectively, to Majesco Limited toward such insurance premium.

Leases

MSSIPL entered into an operating lease for its operation facilities in Mahape, India, as lessee, with Majesco Limited, Majesco’ s parent company, as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $1,337. The lease became effective on June 1, 2015 and expires on May 31, 2020.

MSSIPL also entered into a lease for facilities for its operations in Pune, India, with Mastek Ltd. as lessor. The lease became effective on June 1, 2015 and expires on May 31, 2020. MSSIPL has also entered into a supplementary lease for its operations in Pune, India, with Mastek Ltd. as lessor. The supplementary lease became effective on April 1, 2016 and expires on May 31, 2020. The approximate aggregate annual rent payable to Mastek Ltd. under the foregoing lease agreements is $404. On June 1, 2018, MSSIPL gave notice to Mastek Ltd. of its termination of both leases with an effective termination date of November 30, 2018.

	As of September 30, 2018	As of September 30, 2017
Security deposits paid to Majesco Limited by MSSIPL for use of Mahape premises	$579	$643
Security deposits paid to Mastek Ltd. by MSSIPL for use of Pune premises	$182	$202

Rental expenses paid by MSSIPL to Majesco Limited for the use of premises for the three and six months ended September 30, 2018 were $343 and $669, respectively. Rental expenses paid by MSSIPL to Mastek Ltd. for the use of premises for the three and six months ended September 30, 2018 were $104 and $205, respectively.

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

Services Agreements

On March 1, 2016, Majesco and Digility Inc., a Delaware corporation (“Digility”) wholly-owned by Mastek UK, entered into a Services Agreement (the “Digility Services Agreement”) pursuant to which Majesco provided certain management and operational support services to Digility, including managed office accommodation and facilities, managed office IT infrastructure and networks, and corporate support services. The charges for these services consisted of an initial set-up fee of  $1, a monthly fee of  $4 and a pass through of actual costs of providing the services incurred in excess of the monthly fee. The Digility Services Agreement was effective as of March 1, 2016 and was terminated on August 31, 2017. Service charges received from Digility for the three and six months ended September 30, 2018 were $0 and $0, respectively, and $8 and $19 for the three and six months ended September 30, 2017, respectively.

On August 2, 2016, Majesco Limited and MSSIPL entered into a master service agreement, effective as of June 30, 2016, pursuant to which MSSIPL will provide software development services to Majesco Limited. Under this agreement, MSSIPL will charge Majesco Limited cost plus a margin for the services rendered. Software development charges charged by MSSIPL under the agreement for the three and six months ended September 30, 2018 were $359 and $694, respectively, and $269 and $530 for the three and six months ended September 30, 2017, respectively.

On July 25, 2018, Majesco Limited and MSSIPL entered into an Intra Group Services Agreement (the “Intra-Group Agreement”). Pursuant to the terms of the Intra-Group Agreement, Majesco Limited will provide certain sales and marketing services to MSSIPL in the Asia Pacific region (collectively, the “Services”). In consideration for the Services, MSSIPL will pay Majesco Limited all direct and indirect operating costs of Majesco Limited incurred for the provision of the Services and which shall be allocated to MSSIPL on the basis of gross revenues plus a 10% mark-up. The mark-up will be subject to a periodic review. The Intra-Group Agreement will be effective as of April 1, 2018 and will remain in effect until terminated. Each party may terminate the Intra-Group Agreement at any time upon sixty days prior written notice to the other. Expenses charged by Majesco Limited under the Intra-Group Agreement for the three and six months ended September 30, 2018 were $17 and $74, respectively, and $0 and $0 for the three and six months ended September 30, 2017, respectively.

Sublease

On March 1, 2016, Majesco and Digility entered into a Sublease Agreement (the “Sublease Agreement”), pursuant to which Majesco sublets the premises located on the first floor of 685 Route 202/206, Bridgewater, New Jersey to Digility. Digility paid for any costs charged by the landlord, Route 206 Associates, a New Jersey partnership, for additional services requested by Digility. The term of the Sublease Agreement commenced on March 1, 2016 and expired on July 31, 2017. Rental charges received from Digility for the three and six months ended September 30, 2018 were $0 and $0, respectively, and for the three and six months ended September 30, 2017 were $1 and $5, respectively.

Guarantee

During the three and six months ended September 30, 2018, Majesco paid $8 and $18, respectively, to Majesco Limited as arrangement fees and guarantee commission for the guarantee given by Majesco Limited to HSBC for the facilities taken by Majesco and its subsidiaries. During the three and six months ended September 30, 2017, Majesco paid $13 and $25, respectively, to Majesco Limited as arrangement fees and guarantee commission for the guarantee given by Majesco Limited to HSBC for the facilities taken by Majesco and its subsidiaries.

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

The following table sets forth revenues by country based on the billing address of the customer:

	Three months ended September 30, 2018	Three months ended September 30, 2017

USA	$30,216	$27,264
UK	1,683	1,397
Canada	168	179
Malaysia	1,518	1,180
Others	454	327
	$34,039	$30,347

	Six months ended September 30, 2018	Six months ended September 30, 2017

USA	$60,086	$52,100
UK	3,111	2,877
Canada	330	402
Malaysia	2,917	2,282
Others	1,144	608
	$67,588	$58,269

The following table sets forth the Group’s property and equipment, net by geographic region:

	As of September 30, 2018	As of March 31, 2018
USA	$893	$1,195
India	1,192	1,332
Canada	10	16
UK	5	7
Malaysia	161	205
	$2,261	$2,755

We provide a considerable volume of services to a number of significant customers. Therefore, the loss of a significant customer could materially reduce our revenues. The Group had one customer for both the three and six months ended September 30, 2018, and no customers for both the three and six months ended September 30, 2017 that accounted for 10% or more of total revenue. The Group had one customer as of September 30, 2018 and one customer as of September 30, 2017 that accounted for 10% or more of total accounts receivable and unbilled accounts receivable. Presented in the table below is information about our major customers:

	Three months ended September 30, 2018		Three months ended September 30, 2017
	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$4,716	13.9%	$2,627	9%
Accounts receivable and unbilled accounts receivable	$8,106	28.7%	$2,632	10%
Customer B
Revenue	$1,682	4.9%	$1,828	6%
Accounts receivables and unbilled accounts receivable	$1,023	3.6%	$1,606	6%

	Six months ended September 30, 2018		Six months ended September 30, 2017
	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$9,347	13.8%	$3,822	7%
Accounts receivable and unbilled accounts receivable	$8,216	29.1%	$2,632	10%
Customer B
Revenue	$3,390	5%	$3,398	6%
Accounts receivables and unbilled accounts receivable	$1,023	3.6%	$1,606	6%

14.	COMMITMENTS

Capital Commitments

The Group had outstanding contractual commitments of $3 and $20 as of September 30, 2018 and March 31, 2018, respectively, for capital expenditures relating to the acquisition of property, equipment and new network infrastructure.

Operating Leases

The Group leases certain office premises under operating leases. Many of these leases include a renewal option on a periodic basis at the Group’s option, with the renewal periods ranging from two to five years. Rental expense for operating leases amounted to $807 and $1,607 for the three and six months ended September 30, 2018, respectively, compared to $835 and $1,699 for the three and six months ended September 30, 2017, respectively. The schedule for future minimum rental payments over the lease term in respect of operating leases is set out below.

Year ending March 31,	Amount
2019	$1,663
2020	3,473
2021	1123
2022	688
2023	708
Thereafter	706
Total minimum lease payments	$8,361

Facility Leases

Our subsidiary in India, MSSIPL, has entered into a lease for its operations in Mahape, India, as lessee, with Majesco Limited as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $1,337. The lease became effective on June 1, 2015 and expires on May 31, 2020. MSSIPL paid Majesco Limited $343 and $326, respectively, in rent under the lease during the three months ended September 30, 2018, and $668 and $653during the three and six months ended September 30, 2017, respectively. MSSIPL may terminate the lease after three years with six months’ prior written notice to Majesco Limited. Majesco Limited may terminate the lease after five years with six months’ prior written notice to MSSIPL.

MSSIPL also entered into a lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is $294. The lease became effective on June 1, 2015 and expires on May 31, 2020. MSSIPL has also entered into a supplementary lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this supplementary lease agreement is $110. The lease became effective on April 1, 2016 and expires on May 31, 2020. MSSIPL paid Mastek Ltd. $104 and $205 in rent under the leases during the three and six months ended September 30, 2018, respectively, and $102 and $205in rent under the leases during the three and six months ended September 30, 2017, respectively. MSSIPL may terminate the lease after three years with six months’ prior written notice to Mastek Ltd. Mastek Ltd. may terminate the lease after five years. On June 1, 2018, MSSIPL gave notice to Mastek Ltd. of its termination of both leases with an effective termination date of November 30, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2018 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes for the quarter ended September 30, 2018 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.

All US dollar currency amounts in this MD&A are in thousands unless indicated otherwise. Except where the context requires otherwise, references in this MD&A to “Majesco,” “Group,” “we” or “us” are to Majesco and its subsidiaries on a worldwide consolidated basis after giving effect to the Majesco Reorganization.

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

Long-term, strong customer relationships are a key component of our success given the long-term nature of our contracts, opportunity for deeper relationships with our portfolio of solutions, and the importance of customer references for new sales. Our customers range from some of the largest global tier one insurance carriers in the industry to mid-market insurers, managing general agents, startups and greenfields, including specialty, mutual and regional carriers. As of September 30, 2018, we served approximately 160 insurance customers on a worldwide basis.

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

Three Months Ended September 30, 2018 Highlights

A few of our highlights of our three months ended September 30, 2018 were:

•	Revenues of $34 million with a gross profit of 50.1% of revenue;

•	$4.7 million (13.7% of revenue) in research and development expenses;

•	$9.5 million (27.8% of revenue) in sales, general and administrative expenses;

•	Net income of $2.8 million; and

•	Adjusted EBITDA of $4.4 million, representing 13.1% of revenue.

Six Months Ended September 30, 2018 Highlights

A few of our highlights of our six months ended September 30, 2018 were:

•	Revenues of $67.6 million with a gross profit of 49.04% of revenue;

•	$9.5 million (14% of revenue) in research and development expenses;

•	$19 million (28% of revenue) in sales, general and administrative expenses;

•	Net income of $3.9 million; and

•	Adjusted EBITDA of $7.9 million, representing 11.7% of revenue.

Use of Non-GAAP Financial Measures

In evaluating our business, we consider and use EBITDA as a supplemental measure of operating performance. We define EBITDA as earnings before interest, taxes, depreciation and amortization. We present EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We define Adjusted EBITDA as EBITDA before equity-based compensation and a one-time reversal of accrual for contingent consideration liability.

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

For an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three and six months ended September 30, 2018 and September 30, 2017, see “— Results of Operations — Three and Six Months Ended September 30, 2018 Compared to Three and Six Months Ended September 30, 2017”.

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

During the quarter ended September 30, 2018, the Company and the promoters of Agile determined that the final earnout targets under the Agile Agreement would not be met and that no further contingent consideration would therefore be due under the Agile Agreement. Accordingly, the accrued outstanding balance has been reversed in the income statement during the period ended September 30, 2018.

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

Cover-All Merger

On June 26, 2015, Cover-All Technologies Inc. (“Cover-All”), a provider of core insurance software and business analytics solution primarily focused on commercial lines for the property and casualty insurance industry listed on the NYSE American, merged with and into Majesco, with Majesco as the surviving corporation, in a stock-for-stock transaction. In the merger, each share of Cover-All common stock issued and outstanding immediately prior to the effective time of the merger (other than treasury shares) was automatically cancelled and extinguished and converted into the right to receive 0.21641 shares of common stock of Majesco. This exchange ratio resulted in holders of issued and outstanding Cover-All common stock and outstanding options and restricted stock units and other equity awards of Cover-All holding in the aggregate approximately 16.5% of the total capitalization of the combined company immediately following consummation of the merger.

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

Inflation

Although we cannot accurately determine the amounts attributable thereto, our net revenues and results of operations have been affected by inflation experienced in the U.S., India and other economies in which we operate through increased costs of employee compensation and other operational expenses during the three and six months ended September 30, 2018 and September 30, 2017. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. However, there can be no assurance that we will be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Results of Operations

Three and Six Months Ended September 30, 2018 Compared to Three and Six Months Ended September 30, 2017

The following table summarizes our consolidated statements of operations for the three and six months ended September 30, 2018 and September 30, 2017, including as a percentage of revenues:

Statement of Operations Data

	Three Months Ended
(U.S. Dollars; dollar amounts in thousands):	September 30, 2018%		September 30, 2017%
Total Revenues	$34,039		$30,347
Total cost of revenues	16,971	50%	16,738	55%
Total gross profit	17,068		13,609
Operating expenses:
Research and development expenses	4,664	14%	4,206	14%
Selling, general and administrative expenses	9,456	28%	10,432	34%
Restructuring costs	-		-
Total operating expenses	14,120		14,638
Income from operations	2,948		(1,029)
Interest income	19		8
Interest expense	(104)		(146)
Other income (expenses), net	430		-
Gain on reversal of accrued contingent liability	835
Income/(Loss) before provision for income taxes	4,128		(1,167)
Income taxes loss/(benefit)	1,299		(451)
Net income/ (loss)	$2,829	8%	$(716)	(2)%

	Six Months Ended
(U.S. Dollars; dollar amounts in thousands):	September 30, 2018%		September 30, 2017%
Total Revenues	$67,588		$58,269
Total cost of revenues	34,441	51%	32,754	56%
Total gross profit	33,147		25,515
Operating expenses:
Research and development expenses	9,486	14%	8,135	14%
Selling, general and administrative expenses	18,948	28%	20,745	36%
Total operating expenses	28,434		28,880
Income from operations	4,713		(3,365)
Interest income	25		13
Interest expense	(228)		(267)
Gain on reversal of accrued contingent liability	835		-
Other income (expenses), net	610		(43)
Income/(Loss) before provision for income taxes	5,955		(3,662)
Income taxes loss/(benefit)	2,091		(1,296)
Net income/ (loss)	$3,864	6%	$(2,366)	(4)%

The following table represents revenues by each subsidiary and corresponding geographical region:

	Three Months Ended
(U.S. Dollars; dollar amounts in thousands):	September 30, 2018%		September 30, 2017%
Geography: North America
Legal Entity
Majesco	$10,340	30%	$9,015	30%
Majesco Software and Solutions Inc.	13,111	38%	11,669	38%
Majesco Canada Ltd., Canada	168	1%	179	1%
Cover-All Systems, Inc.	6,766	20%	6,580	21%
	$30,385	89%	$27,443	90%
Geography: The United Kingdom
Legal Entity
Majesco UK Limited, UK	$1,683	5%	$1,397	5%
Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$1,518	5%	$1,180	4%
Majesco (Thailand) Co. Ltd., Thailand	-	-	-	-
Majesco Asia Pacific Pte Ltd., Singapore	293	1%	-	-
Majesco Software and Solutions India Private Limited, India	160	0%	327	1%
	$1,971	6%	$1,507	5%
Total Revenues	$34,039		$30,347

	Six Months Ended
(U.S. Dollars; dollar amounts in thousands):	September 30, 2018%		September 30, 2017%
Geography: North America
Legal Entity
Majesco	$20,714	31%	$16,347	28%
Majesco Software and Solutions Inc.	26,045	38%	23,340	40%
Majesco Canada Ltd., Canada	330	0%	402	1%
Cover-All Systems, Inc.	13,328	20%	12,413	21%
	$60,417	89%	$52,502	90%
Geography: The United Kingdom
Legal Entity
Majesco UK Limited, UK	$3,111	5%	$2,877	5%
Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$2,917	4%	$2,282	4%
Majesco (Thailand) Co. Ltd., Thailand	-	-	-	-
Majesco Asia Pacific Pte Ltd., Singapore	710	1%	-	-
Majesco Software and Solutions India Private Limited, India	433	1%	608	1%
	$4,060	6%	$2,890	5%
Total Revenues	$67,588		$58,269

Revenues

Revenues for the three months ended September 30, 2018 were $34,039 compared to $30,347 for the three months ended September 30, 2017, reflecting an increase of 12.2%. The increase during the quarter was primarily due to ramp up in new logos and growth in existing accounts.

Revenues for the six months ended September 30, 2018 were $67,588 compared to $58,269 for the six months ended September 30, 2017, reflecting an increase of 16%. The increase during the quarter was primarily due to increasing cloud revenue, ramp up in new logos, and continued new business engagements from existing accounts.

Gross Profit

Gross profit was $17,068 for the three months ended September 30, 2018 compared with $13,609 for the three months ended September 30, 2017, an increase of 25%. The increase in margin has been primarily due to a changing revenue mix in favor of cloud business and improved delivery efficiencies. Gross profit percentage for the three months ended September 30, 2018 increased to 50.1% of revenue from 44.8% of revenue for the three months ended September 30, 2017.

Gross profit was $33,147 for the six months ended September 30, 2018 compared with $25,515 for the six months ended September 30, 2017, an increase of 30%. Changing revenue mix in favor of cloud business and improved delivery efficiencies continued to drive better margins. Gross profit percentage for the six months ended September 30, 2018 increased to 49% of revenue from 43.8% of revenue for the six months ended September 30, 2017.

Salaries and consultant fees were approximately $12,713 for the three months ended September 30, 2018 compared to $12,076 for the three months ended September 30, 2017. This represents an increase of 5% in salaries and consultant fees. As a percentage of revenues, salaries and consultant fees decreased from 39.8% for the three months ended September 30, 2017 to 37.35% for the three months ended September 30, 2018.

Salaries and consultant fees were approximately $25,112 for the six months ended September 30, 2018 compared to $23,233 for the six months ended September 30, 2017. This represents an increase of 8% in salaries and consultant fees. As a percentage of revenues, salaries and consultant fees decreased from 39.9% for the six months ended September 30, 2017 to 37.2% for the six months ended September 30, 2018.

Operating Expenses

Operating expenses were $14,120 for the three months ended September 30, 2018 compared to $14,638 for the three months ended September 30, 2017. The decrease in operating expenses was primarily due to a decrease in selling and general expenses of $(976) to some extent offset by an increase in research and development (“R&D”) costs of $458. We continued to invest in R&D to increase the depth as well as range of our offering portfolio. As a percentage of revenues, operating expenses decreased to 41.5% for the three months ended September 30, 2018 from 48.0% for the three months ended September 30, 2017.

Operating expenses were $28,433 for the six months ended September 30, 2018 compared to $28,880 for the six months ended September 30, 2017. The decrease in operating expenses was primarily due to a decrease in selling and general expenses of $(1,797) to some extent offset by an increase in R&D costs of $1,350. We continued to invest in R&D to increase the depth as well as range of our offering portfolio. As a percentage of revenues, operating expenses decreased to 42.1% for the six months ended September 30, 2018 from 49.6% for the six months ended September 30, 2017.

Income/(Loss) from Operations

Income/(Loss) from operations was $2,948 for the three months ended September 30, 2018 compared to $(1,029) for the three months ended September 30, 2017. As a percentage of revenues, net gain from operations was 8.7% for the three months ended September 30, 2018 compared to a net loss of 3.4% for the three months ended September 30, 2017. Net income was significantly higher due to the overall improved performance on revenue and profitability and included gain on account of the reversal of contingent earnout consideration of $840, no longer required.

Income/(Loss) from operations was $4,714 for the six months ended September 30, 2018 compared to $(3,365) for the six months ended September 30, 2017. As a percentage of revenues, net gain from operations was 7% for the six months ended September 30, 2018 compared to a net loss of 5.8% for the six months ended September 30, 2017.

Other Income

Other income (expense), net was $430 for the three months ended September 30, 2018 compared to $0 for the three months ended September 30, 2017. The increase is mainly due to a currency exchange gain in the three months ended September 30, 2018.

Other income (expense), net was $610 for the six months ended September 30, 2018 compared to $(44) for the six months ended September 30, 2017. The increase is mainly due to a currency exchange loss in the six months ended September 30, 2018.

Tax provision

We recognized income tax provision of $1,299 and $2,092 for the three and six months ended September 30, 2018, respectively, and recognized income tax (benefit) of $(451) and $(1,297) for the three and six months ended September 30, 2017, respectively.

The effective tax rate is 31% and 35% for the three and six months ended September 30, 2018, , respectively, which differs from the statutory U.S. federal income tax rate of 27.3% mainly due to equity-based compensation, the impact of different tax jurisdictions and tax refunds of prior periods.

Net income/( loss)

Net income was $2,829 for the three months ended September 30, 2018 compared to net loss of $(716) for the three months ended September 30, 2017. Net income per share, basic and diluted, was $0.08 and $0.07, respectively, for the three months ended September 30, 2018 compared to net loss per share, basic and diluted, of $(0.02) and $(0.02), respectively, for the three months ended September 30, 2017.

Net income was $3,864 for the six months ended September 30, 2018 compared to net loss of $(2,366) for the six months ended September 30, 2017. Net income per share, basic and diluted, was $0.11 and $0.10, respectively, for the six months ended September 30, 2018 compared to net loss per share, basic and diluted, of $(0.06) and $(0.06), respectively, for the six months ended September 30, 2017.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP metric, was $4,449 for the three months ended September 30, 2018 compared to $1,036 for the three months ended September 30, 2017. Adjusted EBITDA, a non-GAAP metric, was $7,903 for the six months ended September 30, 2018 compared to $623 for the six months ended September 30, 2017.

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three and six months ended September 30, 2018 and the three and six months ended September 30, 2017:

	Three Months ended
(U.S. dollars, in thousands):	September 30, 2018	September 30, 2017
Net Income (loss)	$2,829	$(716)
Add:
Provision (benefit) for income taxes	1,299	(451)
Depreciation and amortization	810	1,288
Interest expense	104	145
Less:
Interest income	(19)	(8)
Other income (expenses), net	(430)	-
EBITDA	$4,593	$258
Add:
Stock-based compensation	691	778
Less:
Reversal of accrual for contingent consideration liability	(835)	-
Adjusted EBITDA	4,449	1,036
Revenue	34,039	30,347
Adjusted EBITDA as a % of Revenue	13.07%	3.41%

	Six Months ended
(U.S. dollars, in thousands):	September 30, 2018	September 30, 2017
Net Income (loss)	$3,864	$(2,366)

Provision (benefit) for income taxes	2,092	(1,297)
Depreciation and amortization	1,838	2,555
Interest expense	228	267
Less:
Interest income	(25)	(13)
Other income (expenses), net	(610)	45
EBITDA	$7,387	$(809)
Add:
Stock-based compensation	1,351	1,432
Less:
Reversal of accrual for contingent consideration liability	(835)	-
Adjusted EBITDA	7,903	623
Revenue	67,588	58,269
Adjusted EBITDA as a % of Revenue	11.69%	1.07%

Liquidity and Capital Resources

Our cash and cash equivalent and short term investments position was $15,058 at September 30, 2018 and $10,969 at September 30, 2017.

Net cash generated / (used) by operating activities was $8,458 for the six months ended September 30, 2018 and $(6,040) for the six months ended September 30, 2017. We had accounts receivable of $18,051 at September 30, 2018 and $19,103 at March 31, 2018. The overall net cash and cash equivalent position has increased to $3,514 during the six months ended September 30, 2018. Days outstanding decreased to 75 days at the end of September 30, 2018 as compared to 80 days at the end of March 31, 2018.

Net cash used by investing activities amounted to $(3,173) for the six months ended September 30, 2018 compared to cash used of $(709) for the six months ended September 30, 2017 primarily due to investments in short term investment, purchases of property, equipment and intangible assets during the six months ended September 30, 2018.

Net cash (used)/ generated by financing activities was $(2,179) for the six months ended September 30, 2018, compared to net cash generated by financing activities of $5,172 for the six months ended September 30, 2017 mainly due to repayment of borrowings under our debt facilities.

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

On September 13, 2017, MSSIPL entered into an addendum facility letter (the “2017 Addendum”) to its addendum facility letter dated September 27, 2016 with respect to the PCFC facility with Yes Bank dated June 30, 2015. The 2017 Addendum further extended the maturity date of the PCFC facility to May 22, 2018 and reduced the maximum borrowing limit from 300 million Indian rupees to 130 million Indian rupees, or approximately $1,896 based upon the exchange rate on September 30, 2018. In addition, the 2017 Addendum also amended the interest rate of the PCFC facility to LIBOR plus 150 basis points plus 2%. The interest rate on the PCFC facility is determined at the time of each advance. There is no outstanding balance against this loan as of September 30, 2018. The Group did not extend the term of this facility.

On May 9, 2017, MSSIPL and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (collectively, the “Combined Facility”) pursuant to which Standard Chartered Bank agreed to a Combined Facility of up to 200 million Indian rupees (or approximately $2,917 based upon the exchange rate on September 30, 2018). The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of goods, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the marginal cost of funds based lending rate (“MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and be effective until repayment or maturity. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The Working Capital Overdraft Facility and the Short Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of each disbursement and be effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time. The Pre Shipment Financing Under Export Orders Facility is for the purchase of raw material, processing, packing, transportation, warehousing and other expenses and overheads incurred by MSSIPL to ready goods for sale. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of utilization and be effective until repayment. Interest will accrue from the utilization date up to the repayment date.

The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was in compliance under the terms of this Combined Facility as of September 30, 2018.

There are no outstanding loans under this Combined Facility as of September 30, 2018.

Term Loan Facility

On March 23, 2016, Majesco entered into a Loan Agreement (the “Loan Agreement”) with HSBC pursuant to which HSBC agreed to extend loans to Majesco in the amount of up to $10,000 and Majesco issued a promissory note to HSBC in the maximum principal amount of $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). The outstanding principal balance of the loan bears interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest was payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of $1,667 will be due and payable semi-annually. All principal and interest outstanding under the Note is due and payable on March 1, 2021. The Facility is unsecured and supported by a letter of credit issued by a bank of $10,000, which is secured by a cash pledge of the Group’s parent company, Majesco Limited. As of September 30, 2018, the Group had $6,667 outstanding under this Facility. As of September 30, 2018, the Group was in compliance with the terms of this Facility.

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

Receivable Purchase Facility

On January 13, 2017, Majesco and its subsidiaries Majesco Software and Solutions Inc. (“MSSI”), and Cover-All Systems, jointly and severally entered into a Receivable Purchase Agreement with HSBC pursuant to which HSBC may advance funds against receivables at an agreed advance rate. The outstanding aggregate amount of all advances may not exceed a $10,000 facility limit. The facility bears interest at two (2%) per cent plus the ninety (90) day LIBOR rate. HSBC will also receive an arrangement fee equal to 0.20% of the facility limit and a facility review fee equal to 0.20% of the facility limit. Majesco will serve as HSBC’s agent for the collection of receivables, and Majesco will collect and otherwise enforce payment of the receivables. HSBC has a security interest in accounts of MSSI and Cover-All Systems. The term of the Receivable Purchase Agreement is for a minimum period of twelve (12) months and shall continue unless terminated by either party. Either party may terminate the Receivable Purchase Agreement at any time upon sixty (60) days’ prior written notice to the other party. The Receivable Purchase Agreement will provide additional liquidity to the Group for working capital and other general corporate purposes. As of September 30, 2018, Majesco had $4,813 outstanding under this facility. Majesco used proceeds from this facility to repay existing indebtedness and for capital expenditures, working capital and other general corporate purposes.

Auto loan

MSSIPL has obtained an auto loan from HDFC Bank for the purchase of a vehicle. This loan is secured by the hypothecation of the vehicle. The outstanding balance of the auto loan as of September 30, 2018 is $110.

Dividends and Redemption

We have declared and paid a cash dividend on our common stock only for our fiscal year 2000. It has otherwise been our policy to invest earnings in growth rather than distribute earnings as common stock dividends. This policy, is expected to continue, but is subject to regular review by our Board of Directors.

Contractual Obligations

In the normal course of our business, we are party to a variety of contractual obligations as summarized in our Annual Report. These contractual obligations are considered by us when assessing our liquidity requirements. There have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business. We had borrowed $0 under the PCFC facility, $0 under the Combined Facility, $4,813 under our receivable purchase facility, $110 under our auto loan and $6,667 under our term loan with HSBC at September 30, 2018, compared to $0, $0, $5,262, $7 and $8,333, respectively, as of March 31, 2018.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Emerging growth company

We are an “emerging growth company” and a “smaller reporting company” under the federal securities laws and are subject to reduced public company reporting requirements. In addition, Section 107 of the Jumpstart Our Business Startups Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and investments. We do not use derivative financial instruments to hedge our interest rate exposure. Our cash and cash equivalents and short term investments as of September 30, 2018 were $12,315 and $2,743, respectively.

We invest primarily in highly liquid, money market funds and bank fixed deposits. Because of the short-term nature of the majority of the interest-bearing securities we hold, we believe that a 10% fluctuation in the interest rates applicable to our cash and cash equivalents and investments would not have a material effect on our financial condition or results of operations.

The rate of interest on our PCFC facility, our Combined Facility, our receivable purchase facility and our term loan with HSBC and our auto loan which were in effect as of September 30, 2018, are variable and are based on LIBOR plus a fixed margin. As of September 30, 2018, we had $0, $4,813 and $0 in borrowings outstanding under our PCFC facility, our receivable purchase facility with HSBC and our Combined Facility, respectively. As of September 30, 2018, we had borrowed $6,667 and $110 under our term loan with HSBC and our auto loan, respectively. We believe that a 10% fluctuation in the interest rates applicable to our borrowings would not have a material effect on our financial condition or results of operations.

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

We generated approximately 11% and 10.16% of our gross revenues outside of the United States for the three months ended September 30, 2018 and 2017, respectively, compared to 11% and 12.68% for the six months ended September 30, 2018 and 2017, respectively. The effect of foreign exchange rate changes on cash and cash equivalents resulted in a (loss) of $(63) and a gain of $89 for the three months ended September 30, 2018 and September 30, 2017, respectively, compared to a gain of $57 and $210 for the six months ended September 30, 2018 and September 30, 2017, respectively. For the three months ended September 30, 2018 and September 30, 2017, we had a foreign exchange gain of approximately $437 and $4, respectively, compared to a foreign exchange gain/(loss) of $616 and $(66.66) for the six months ended September 30, 2018 and September 30, 2017, respectively.

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

The aggregate contracted U.S. dollar principal amounts of foreign exchange forward contracts (sell) outstanding as of September 30, 2018 amounted to $31,975. The aggregate contracted Great Britain Pound (“GBP”) principal amounts of foreign exchange forward contracts (sell) outstanding as of September 30, 2018 amounted to GBP 525. The outstanding forward contracts as of September 30, 2018 mature between one month to 36 months. As of September 30, 2018, we estimate that $(1,303), net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings within the subsequent 36 months. The outstanding foreign exchange forward contracts in U.S. dollars as of September 30, 2018 are designated as in hedge relationship and there will be no impact on our statement of operations due to a strengthening or weakening of 10% in the foreign exchange rates.

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

	Assets		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of September 30, 2018
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$1	$1	$639	$1,201
Total	$1	$1	$639	$1,201

*     The noncurrent and current portions of derivative assets are included in ‘Other Assets’ and ‘Prepaid Expenses And Other Current Assets,’ respectively, and the noncurrent and current portions of derivative liabilities are included in ‘Other Liabilities’ and ‘Accrued Expenses And Other Liabilities,’ respectively in the Consolidated Balance Sheet.

For more information on foreign currency translation adjustments and cash flow hedges and other derivative financial instruments, see Notes 7 and 8 to our consolidated financial statements for the three and six months ended September 30, 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 5.	Other Information

At the 2018 annual meeting of shareholders of the Company held on August 13, 2018, shareholders of Majesco approved an amendment (the “Amendment”) to the Company’s 2015 Equity Incentive Plan pursuant to which the number of shares authorized for issuance thereunder increased from 3,877,263 shares to 5,877,263 shares. A copy of the Amendment is filed as Exhibit 10.2 hereto.

Item 6.	Exhibits.

Exhibit No.	Description
10.1*+	Employment Letter Agreement between Majesco and Adam Elster dated as of September 20, 2018

10.2*+	Amendment to Majesco 2015 Equity Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and March 31, 2018; (ii) Consolidated Statements of Operations for the three and six months ended September 30, 2018 and 2017 (Unaudited); (iii) Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and 2017 (Unaudited); and (iv) Notes to Consolidated Financial Statements (Unaudited).

* Filed herewith.

** Furnished herewith.

+ Denotes a management contract or a compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO

Date: November 7, 2018	By:	/s/ Adam Elster
Adam Elster, Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2018	By:	/s/ Farid Kazani
Farid Kazani, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

-41-