Form 10-Q
period 2018-12-31
Majesco
filed 2019-02-05
CIK 1626853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 29, 2019
Common Stock, $0.002 par value per share	36,673,272 shares

MAJESCO

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Majesco and Subsidiaries

Consolidated Balance Sheets (Unaudited)
(All amounts are in thousands of US Dollars except share data and as stated otherwise)

	December 31,	March 31,
	2018	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,185	$9,152
Short term investments	3,299	-
Restricted cash	50	53
Accounts receivable, net	20,141	19,103
Unbilled accounts receivable	11,439	9,997
Prepaid expenses and other current assets	10,624	9,494
Total current assets	56,738	47,799
Property and equipment, net	2,469	2,755
Intangible assets, net	13,250	6,535
Deferred income tax assets	6,796	7,171
Other assets	330	50
Goodwill	34,726	32,216
Total Assets	$114,309	$96,526
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Loan from bank-receivable financing and vehicle loan	$6,985	$5,269
Current maturities of long term loan	3,333	—
Accounts payable	2,100	2,353
Accrued expenses and other current liabilities	27,291	22,032
Software hire purchase obligations	-	203
Deferred revenue	12,706	12,201
Total current liabilities	52,415	42,058
Term loan – bank	3,333	8,367
Vehicle loan	89	—
Deferred consideration payable	4,196
Other liabilities	1,215	928
Total Liabilities	$61,248	$51,353
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.002 per share – 50,000,000 shares authorized as of December 31, 2018 and March 31, 2018, no shares issued and outstanding as of December 31, 2018 and March 31, 2018	$-	$-
Common stock, par value $0.002 per share – 450,000,000 shares authorized as of December 31, 2018 and March 31, 2018; 36,673,272 shares issued and outstanding as of December 31, 2018 and 36,600,457 shares issued and outstanding as of March 31, 2018	73	73
Additional paid-in capital	77,643	75,022
Accumulated deficit	(25,192)	(30,283)
Accumulated other comprehensive (loss) income	(701)	361
Total stockholders’ equity attributable to Majesco stockholders	51,823	45,173
Non controlling interests in consolidated subsidiaries	1,238	-
Total Stockholders’ Equity	53,061	45,173
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$114,309	$96,526

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Three Months ended December 31, 2018	Three Months ended December 31, 2017	Nine Months ended December 31, 2018	Nine Months ended December 31, 2017
Revenue	$35,401	$31,769	$102,989	$90,037
Cost of revenue	17,950	16,864	52,391	49,617
Gross profit	$17,451	$14,905	$50,598	$40,420

Operating expenses
Research and development expenses	$4,820	$4,533	$14,305	$12,669
Selling, general and administrative expenses	9,684	10,274	28,632	31,018
Merger and Acquisition expenses	442	-	442	-
Total operating expenses	$14,946	$14,807	$43,379	$43,687
Income/(Loss) from operations	$2,505	$98	$7,219	$(3,267)
Interest income	7	5	32	18
Interest expense	(114)	(111)	(342)	(378)
Other income (expenses) ,net	(57)	(122)	553	(165)
Gain on reversal of accrued contingent liability	-	-	835	-
Income /(Loss) before provision for income taxes	$2,341	$(130)	$8,297	$(3,792)
Provision for income taxes	512	2,939	2,604	1,643
Net Income/(Loss)	$1,829	$(3,069)	$5,693	$(5,435)

Earnings (Loss) per share:
Basic	$0.05	$(0.08)	$0.16	$(0.15)
Diluted	$0.05	$(0.08)	$0.15	$(0.15)

Weighted average number of common shares outstanding
Basic	36,664,718	36,536,797	36,633,300	36,524,799
Diluted	38,725,682	36,536,797	38,814,422	36,524,799

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)
(All amounts are in thousands of US Dollars)

	Three Months ended December 31, 2018	Three Months ended December 31, 2017	Nine Months ended December 31, 2018	Nine Months ended December 31, 2017
Net Income/(Loss)	$1,829	$(3,069)	$5,693	$(5,435)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	346	291	(892)	587
Unrealized gains (losses) on cash flow hedges	1,201	372	(170)	246
Other comprehensive income/(loss)	$1,547	$663	$(1,062)	$833
Comprehensive Income/(Loss)	$3,376	$(2,406)	$4,631	$(4,602)

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(All amounts are in thousands of US Dollars)

	Nine Months ended December 31, 2018	Nine Months ended December 31, 2017
Net cash flows from operating activities
Net income/(loss)	$5,693	$(5,435)
Adjustments to reconcile net income/(loss) to net cash provided/(used) by operating activities:
Depreciation on property and equipment	1,142	1,671
Amortization of intangibles	1,853	2.078
Stock-based compensation	2,154	2,312
Profit on sale of assets	(4)	(13)
Deferred income taxes	540	(1,322)
Change in Assets and Liabilities:
Decrease / (increase) in accounts receivable	(949)	(2,091)
Decrease / (increase) in unbilled accounts receivable	(1,642)	(1,376)
Decrease / (increase) in prepaid expenses and other current assets	(1,396)	(2,116)
Decrease / (increase) in other non-current assets	(283)	122
Increase / (decrease) in accounts payable	(336)	66
Increase / (decrease) in accrued expenses and other liabilities	5,397	4,998
Increase / (decrease) in deferred revenue and other non-current liabilities	586	1,075
Net cash provided/(used) by operating activities	$12,755	$(31)
Net cash flows from investing activities
Purchase of property and equipment	$(951)	$(909)
Purchase of intangible assets	(21)	(584)
Proceeds from the sale of property and equipment	57	35
Purchase consideration paid on acquisition of business (net of cash acquired)	(6,581)	-
Proceeds for purchase of investments	(21,794)	(15,524)
Proceeds from sale of investments	18,495	15,700
Net cash used by investing activities	$(10,795)	$(1,282)
Net cash flows from financing activities
Payment of capital lease obligations	$(203)	$(329)
Repayment of term loans	(1,667)	-
Repayment of loan from bank	(74,304)	(47,063)
Proceeds of loan from bank	76,075	47,424
Net cash (used) / provided by financing activities	$(99)	$32
Effect of foreign exchange rate changes on cash and cash equivalents	172	422
Net increase / (decrease) in cash and cash equivalents	$2,033	$(859)
Cash and cash equivalents, beginning of the period	9,152	11,635
Cash and cash equivalents at end of the period	$11,185	$10,776

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

Majesco, along with its subsidiaries (hereinafter referred to collectively as the “Group”), operates in the United States, Canada, Mexico, the United Kingdom, Malaysia, Singapore, Ireland and India. In January 2019, Majesco closed its office in Thailand.

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

The Group’s consolidated financial statements include the accounts of Majesco and its subsidiaries, Cover-All Systems, Inc., Majesco Canada Ltd., Majesco Software and Solutions Inc. (“MSSI”), Majesco Sdn. Bhd., Majesco UK Limited, Majesco Software and Solutions India Private Limited (“MSSIPL”), Majesco Asia Pacific Pte Ltd., Exaxe Limited and Exaxe Holdings Limited as of December 31, 2018. Exaxe Limited and Exaxe Holdings Limited are only for three months ended December 31, 2018. All material intercompany balances and transactions have been eliminated in consolidation. In January 2019, Majesco closed its office in Thailand.

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

Recent Accounting Developments

Accounting for Leases (Topic 842)

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”(“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard will become effective for the Company beginning April 1, 2019. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

Simplifying the Test for Goodwill Impairment (Topic 350)

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes the requirement for an entity to calculate the implied fair value of goodwill (as part of step 2 of the current goodwill impairment test) in measuring a goodwill impairment loss. The standard will be effective for the Company beginning April 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

Income Statement, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows a reclassification of stranded tax effects from accumulated other comprehensive income to retained earnings, as a result of the Tax Cuts and Jobs Act of 2017. ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

Disclosure Framework (Topic 820) – Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2021, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2021 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company is currently evaluating the impact of adopting ASU 2018-13 on its consolidated financial statements.

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of December 31, 2018 and March 31, 2018:

	As of
	December 31, 2018	March 31, 2018
Assets and Liabilities

Level 2
Derivative financial instruments (included in the following line items in the Consolidated Balance Sheets)
Prepaid expenses and other current assets	$53	$194
Other assets	302	46
Other liabilities	(159)	(17)
Accrued expenses and other liabilities	(339)	(127)
	$(143)	$96
Level 3
Contingent consideration
Accrued expenses and other liabilities	$-	$(835)
	$-	$(835)
Total	$(143)	$(739)

The following table presents the change in level 3 instruments:

	As of and for the three months ended
	December 31, 2018	December 31, 2017
Opening balance	$-	$(793)
Additions	-	-
Total gain/(losses) recognized in Statement of Operations	-	(20)
Closing balance	$-	$(813)

	As of and for the nine months ended
	December 31, 2018	December 31, 2017
Opening balance	$(835)	$(756)
Additions	-	-
Total gain/ (losses) recognized in Statement of Operations	835	(57)
Closing balance	$-	$(813)

Contingent consideration pertaining to the acquisition of the consulting business of Agile Technologies, LLC, a New Jersey limited liability company (“Agile”), as of December 31, 2015 has been classified under level 3 as the fair valuation of such contingent consideration has been calculated using one or more significant inputs which are not based on observable market data. The fair value of the contingent consideration was estimated using a discounted cash flow technique with significant inputs that are not observable in the market. The significant inputs not supported by market activity included the Group’s probability assessments of expected future cash flows related to its acquisition of the consulting business of Agile during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the asset purchase agreement (the “Agile Agreement”) dated December 12, 2014, as amended on January 26, 2016.

The total gain/(losses) attributable to changes in the estimated contingent consideration payable for the acquisition of the consulting business of Agile were $0 and $835 for the three and nine months ended December 31, 2018 and $(20) and $(59) for the three and nine months ended December 31, 2017. The Group paid $1,100 to Agile as earn-out consideration in the fiscal year ended March 31, 2018.

During the quarter ended September 30, 2018, the Company and the shareholders of Agile determined that the final earnout targets under the Agile Agreement would not be met and that no further contingent consideration would therefore be due under the Agile Agreement. Accordingly, the accrued contingent consideration has been reversed in the income statement during the period ended September 30, 2018.

We use foreign currency forward contracts to hedge our risks associated with foreign currency fluctuations related to certain commitments and forecasted transactions. The use of hedging instruments is governed by our policies which are approved by our Board of Directors. We designate these hedging instruments as cash flow hedges. Derivative financial instruments we enter into that are not designated as hedging instruments in hedge relationships are classified as financial instruments at fair value in the statement of operations.

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

 The Group acquired software under a hire purchase arrangement which is stated at the present value of the minimum installment payments. The gross stated amount for such software is $428 and $430 and related accumulated depreciation is $171 and $107, respectively, as of December 31, 2018 and March 31, 2018.

Depreciation expenses in respect of assets held under hire purchase were $21 and $64 for the three and nine months ended December 31, 2018, respectively, compared to $22 and $65 for the three and nine months ended December 31, 2017, respectively.

6.	BORROWINGS

MSSIPL Facilities

On May 9, 2017, MSSIPL and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (collectively, the “Combined Facility”) pursuant to which Standard Chartered Bank agreed to a Combined Facility of up to 200 million Indian rupees (or approximately $2,868 based upon the exchange rate on December 31, 2018). The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of goods, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the marginal cost of funds based lending rate (“MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and be effective until repayment or maturity date. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The Working Capital Overdraft Facility and the Short Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of each disbursement and be effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time. The Pre Shipment Financing Under Export Orders Facility is for the purchase of raw material, processing, packing, transportation, warehousing and other expenses and overheads incurred by MSSIPL to ready goods for sale. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of utilization and be effective until repayment. Interest will accrue from the utilization date up to the repayment date.

The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was in compliance under the terms of this Combined Facility as of December 31, 2018.

There are no outstanding loans under this Combined Facility as of December 31, 2018.

Term Loan Facility

On March 23, 2016, Majesco entered into a Loan Agreement (the “Loan Agreement”) with HSBC pursuant to which HSBC agreed to extend loans to Majesco in the amount of up to $10,000 and Majesco issued a promissory note to HSBC in the maximum principal amount of $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). The outstanding principal balance of the loan bears interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest was payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of $1,667 will be due and payable semi-annually. All principal and interest outstanding under the Note is due and payable on March 1, 2021. The Facility is unsecured and supported by a letter of credit issued by a bank of $10,000, which is secured by a cash pledge of the Group’s parent company, Majesco Limited. As of December 31, 2018, the Group had $6,667 outstanding under this Facility. As of December 31, 2018, the Group was in compliance with the terms of this Facility.

The Facility contains affirmative covenants that require Majesco to furnish financial statements to HSBC and cause Majesco Limited to maintain (1) a Net Debt-to-EBITDA Ratio (as defined in the Loan Agreement) of not more than (a) 5.00 to 1.00 as of the last day of its 2017 fiscal year and (b) 2.50 to 1.00 as of the last day of each fiscal year thereafter, and (2) a Debt Service Coverage Ratio (as defined in the Loan Agreement) of not less than 1.50 to 1.00 as of the last day of each fiscal year. The Facility contains restrictive covenants on Majesco, including restrictions on declaring or paying dividends upon and during the continuation of an event of default, incurring additional indebtedness, selling material portions of its assets or undertaking other substantial changes to the business, purchasing or holding securities for investment, and extending credit to any person outside the ordinary course of business. The Facility also restricts any transfer or change in, or assignment or pledge of the ownership or control of Majesco which would cause Majesco Limited to directly own less than 51% of the issued and outstanding equity interests in Majesco. In addition, the Facility restricts Majesco Limited from incurring any Net Debt (as defined in the Loan Agreement) in excess of $25,000 at any time prior to April 1, 2017. Furthermore, the Facility contains a customary events of default provision and indemnification provisions whereby Majesco will indemnify HSBC against all losses or damages related to the Facility; provided, however, that Majesco shall not have any indemnification obligations to HSBC for any claims caused by HSBC’s gross negligence or willful misconduct. Majesco used the loan proceeds to repay existing indebtedness and for capital expenditures, working capital and other general corporate purposes.

Receivable Purchase Facility

On January 13, 2017, Majesco and its subsidiaries, MSSI and Cover-All Systems, jointly and severally entered into a Receivable Purchase Agreement with HSBC pursuant to which HSBC may advance funds against receivables at an agreed advance rate. The outstanding aggregate amount of all advances could not initially exceed a $10,000 facility limit. The facility bears interest at 2% plus the 90 day LIBOR rate. HSBC will also receive an arrangement fee equal to 0.20% of the facility limit and a facility review fee equal to 0.20% of the facility limit. Majesco will serve as HSBC’s agent for the collection of receivables, and Majesco will collect and otherwise enforce payment of the receivables. HSBC has a security interest in accounts of MSSI and Cover-All Systems. The term of the Receivable Purchase Agreement is for a minimum period of twelve months and shall continue unless terminated by either party. Either party may terminate the Receivable Purchase Agreement at any time upon 60 days’ prior written notice to the other party. The Receivable Purchase Agreement will provide additional liquidity to the Group for working capital and other general corporate purposes.

On November 29, 2018, the Group amended the Receivable Purchase Agreement to increase its limit to $15,000 until March 29, 2019, and $10,000 thereafter. HSBC received an arrangement fee of $10 in connection with this amendment. The amendment will provide additional liquidity to Majesco for mergers and acquisitions and other general corporate purposes. As of December 31, 2018, Majesco had $6,964 outstanding under this facility. Majesco used proceeds from this facility repay existing indebtedness and for capital expenditures, working capital and other general corporate purposes.

Exaxe Facilities

Exaxe Limited has a receivables purchase agreement with AIB Commercial Finance Limited (“AIB Commercial”) pursuant to which AIB Commercial will purchase up to EUR 200 in receivables from Exaxe Limited on a discounted basis. In addition, Exaxe Limited has an overdraft facility with Allied Irish Banks, p.l.c. (“AIB”) of up to EUR 100. The facility has a variable interest rate and is reimbursable on demand at any time. This facility is secured by the assets of Exaxe Limited. As of December 31, 2018, there were no outstanding balances under these facilities.

Auto loan

MSSIPL has obtained an auto loan from HDFC Bank for the purchase of a vehicle. This loan is secured by the vehicle. The outstanding balance of the auto loan as of December 31, 2018 is $110.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information of fair values of derivative financial instruments:

	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of December 31, 2018
Designated as Cash Flow Hedges
Foreign exchange forward contracts	$302	$53	$159	$339
Total	$302	$53	$159	$339

As of March 31, 2018
Designated as Cash Flow Hedges
Foreign exchange forward contracts	$46	$194	$17	$127
	$46	$194	$17	$127

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

The aggregate contracted USD notional amounts of the Group’s foreign exchange forward contracts outstanding amounted to $26,500 and $18,250 as of December 31, 2018 and March 31, 2018, respectively. The aggregate contracted Great Britain Pound (“GBP”) notional amounts of the Group’s foreign exchange forward contracts outstanding amounted to GBP 375 and GBP 1,155 as of December 31, 2018 and March 31, 2018, respectively.

The outstanding forward contracts as of December 31, 2018 mature between one month and 36 months. As of December 31, 2018, the Group estimates that $(102), net of tax, of the net (loss)/gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 36 months.

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

The following table provides information on the amounts of pre-tax gains/(losses) recognized in and reclassified from Accumulated Other Comprehensive Income (“AOCI”) of derivative instruments designated as cash flow hedges:

	Amount of Gain/(Loss) recognized in AOCI (effective portion)	Amount of Gain/(Loss) reclassified from AOCI to Statement of Operations (Revenue)
For the three months ended December 31, 2018
Foreign exchange forward contracts	$1,954	$(259)
Total	$1,954	$(259)

For the three months ended December 31, 2017
Foreign exchange forward contracts	$665	$(101)
Total	$665	$(101)

	Amount of Gain/(Loss) recognized in AOCI (effective portion)	Amount of Gain/(Loss) reclassified from AOCI to Statement of Operations (Revenue)
For the nine months ended December 31, 2018
Foreign exchange forward contracts	$278	$(518)
Total	$278	$(518)

For the nine months ended December 31, 2017
Foreign exchange forward contracts	$553	$(180)
Total	$553	$(180)

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component were as follows:

	Three months ended December 31, 2018			Three months ended December 31, 2017
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$(945)	$-	$(945)	$(49)	$-	$(49)
Change in foreign currency translation adjustments	346	-	346)	291	-	291
Closing balance	$(599)	$-	$(599)	$242	$-	$242

Unrealized gains/(losses) on cash flow hedges
Opening balance	$(1,838)	$535	$(1,303)	$(101)	$35	$(66)
Unrealized gains/(losses) on cash flow hedges	1,954	(569)	1,385	665	(226)	439
Reclassified to Revenue	(259)	75	(184)	(102)	34	(68)
Net change	$1,695	$(494)	$1,201	$563	$(192)	$371
Closing balance	$(143)	$41	$(102)	$462	$(157)	$305

	Nine months ended December 31, 2018			Nine months ended December 31, 2017
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$293	$-	$293	$(345)	$-	$(345)
Change in foreign currency translation adjustments	(892)	-	(892)	587	-	587
Closing balance	$(599)	$-	$(599)	$242	$-	$242

Unrealized gains/(losses) on cash flow hedges
Opening balance	$96	$(28)	$68	$89	$(30)	$59
Unrealized gains/(losses) on cash flow hedges	278	(80)	198	553	(188)	365
Reclassified to Revenue	(517)	149	(368)	(180)	61	(119)
Net change	$(239)	$69	$(170)	$373	$(127)	$246
Closing balance	$(143)	$41	$(102)	$462	$(157)	$305

9.	INCOME TAXES

The Group recognized income tax provisions of $512 and $2,604 for the three and nine months ended December 31, 2018, respectively, and recognized income tax provisions of $2,939 and $1,643 for the three and nine months ended December 31, 2017, respectively.

The effective tax rate is 21.9% and 31.4% for the three and nine months ended December 31, 2018, respectively, which differs from the Group’s effective US tax rate of 27.3% and 27.3% for the three and nine months ended December 31, 2018, respectively, mainly due to equity-based compensation, the impact of different tax jurisdictions and prior year tax credits.

10.	EMPLOYEE STOCK OPTION PLAN

Majesco 2015 Equity Incentive Plan

In the three and nine months ended December 31, 2018, we recognized $684 and $1,542 respectively, in equity-based compensation expense in our consolidated financial statements compared to $425 and $1,208 in the three and nine months ended December 31, 2017.

In June 2015, Majesco adopted the Majesco 2015 Equity Incentive Plan (the “2015 Plan”). On May 9, 2018, the Board of Directors of Majesco approved an increase of 2,000,000 shares in the amount of shares available for issuance under the 2015 Plan thereby increasing the number of shares available under such plan from 3,877,263 shares to 5,877,263 shares. This increase was approved by the shareholders of Majesco at the 2018 annual meeting of shareholders. Under the 2015 Plan, options, restricted stock and other equity incentive awards with respect to up to 5,877,263 shares may be granted by the Compensation Committee of the Board of Directors to our employees, consultants and directors at an exercise or grant price determined by the Compensation Committee of the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2015 Plan allows the grant of restricted or unrestricted stock awards or awards denominated in stock equivalent units or any combination of the foregoing, which may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. As of December 31, 2018, 2,151,772 shares were available for grant under the 2015 Plan.

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

-	Expected volatility is based on peer entities as historical volatility data for Majesco’s common stock is limited.

-	In accordance with Accounting Standards Codification (“ASC”) 718, Majesco uses the simplified method for estimating the expected term when measuring the fair value of employee stock options using the Black-Scholes option pricing model. Majesco believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the criteria established by Staff Accounting Bulletins Topic 14.

-	The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yields for an equivalent term at the time of grant.

-	Majesco does not anticipate paying dividends during the expected term.

	As of December 31,
Variables (range)	2018	2017

Expected volatility	41%–50%	41%–50%
Weighted-average volatility	41%	41%
Expected dividends	0%	0%
Expected term (in years)	3-5	3-5
Risk-free interest rate	2.5%	0.46%

As of December 31, 2018, there was $5,607 of total unrecognized compensation costs related to non-vested share-based compensation arrangements previously granted by Majesco. That cost is expected to be recognized over a weighted-average period of 1.96 years.

Stock Option Awards

A summary of the outstanding common stock options under the 2015 Plan is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, April 1, 2018	3,278,143	$4.79-7.72	7.69 years	$5.27
Granted	353,390	5.25-7.40	9.67 years	7.01
Exercised	(64,757)	4.87-6.22	-	4.96
Cancelled	(259,374)	4.81-7.53	-	5.26
Expired	-	-	-	-
Balance, December 31, 2018	3,307,402	$4.79-7.72	7.66 years	$6.45

Of the stock options outstanding, an aggregate of 1,661,159 were exercisable as of December 31, 2018.

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

We follow FASB ASC 718, Accounting for Stock Options and Other Stock-Based Compensation (“ASC 718”). Among other items, ASC 718 requires companies to record the compensation expense for share-based awards issued to employees and directors in exchange for services provided. The amount of the compensation expense is based on the estimated fair value of the awards on their grant dates and is recognized over the required service periods. Our share-based awards include stock options and restricted stock awards. For restricted stock awards, the calculation of compensation expense under ASC 718 is based on the intrinsic value of the grant.

Restricted Stock Unit Awards

Restricted stock unit activity during the three and nine months ended December 31, 2018 was as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance, April 1, 2018	-	$-
Granted	300,000	$7.55
Balance, December 31, 2018	300,000	$7.55

Warrants

As of December 31, 2018, there were warrants to purchase 25,000 shares of common stock outstanding. A summary of the terms of the outstanding warrants as of December 31, 2018 is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, December 31, 2018	25,000	$7.00	1.67 years	$7.00

On September 1, 2015, Majesco issued to Maxim Partners LLC a five year warrant to purchase 25,000 shares of common stock of Majesco at an exercise price of $7.00 per share. The warrant was issued in connection with the engagement of the holder to perform certain advisory services for the Group. The number of shares issuable upon exercise of the warrant may be reduced under certain circumstances of non-performance under the services agreement. The warrant may be exercised at any time after September 1, 2016 and will expire, if unexercised, on September 1, 2020. The warrant contains certain anti-dilution adjustment protection in case of certain future issuances of securities, stock dividends, split and other transactions affecting Majesco’s securities. The holder of the warrant is entitled to piggyback registration rights in case of certain registered securities offerings by Majesco.

Employee Stock Option Scheme of Majesco Limited — Plan 1

Certain employees of the Group participate in the Group’s parent company, Majesco Limited’s, employee stock option plan. The plan, termed as “ESOP plan 1,” became effective June 1, 2015, the effective date of the demerger from Mastek Ltd. Group employees who were issued options in the earlier ESOP plans of Mastek Ltd. were given options of Majesco Limited following the demerger. Under the plan, Majesco Limited also grants newly issued options to the employees of MSSIPL from time to time. During the three and nine months ended December 31, 2018, options to purchase 0 and 39,600 shares, respectively, of common stock were granted under ESOP plan 1 of Majesco Limited. The options were granted at the market price on the grant date.

As of December 31, 2018, the total future compensation cost related to non-vested options not yet recognized in the Statement of Operations was $538, and the weighted average period over which these awards are expected to be recognized was 1.81 years. The weighted average remaining contractual life of options expected to vest as of December 31, 2018 is 8.81 years.

Majesco Limited calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	As of December 31,
	2018	2017
Weighted-average volatility	-	49.47%
Expected dividends	-	0.00%
Expected term (in years)	-	6 Years
Risk-free interest rate	-	6.59%

•	No options were granted during the three month period ended December 31, 2018. During the nine month period ended December 31, 2018, 75,600 options were granted.

The summary of outstanding options of Majesco Limited as of December 31, 2018 is as follows:

	No of Options Outstanding	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
	776,563	$0.10 - $3.00	1.71	6.33
	596,898	$3.10 - $6.00	4.76	8.14
	74,500	$6.10 - $9.00	7.89	8.80
Balance, December 31, 2018	1,447,961

Of the stock options of Majesco Limited outstanding and held by Group employees, an aggregate of 1,036,627 are exercisable as of December 31, 2018.

Majesco Performance Bonus Plan

Majesco established the Majesco Performance Bonus Plan (the “Performance Bonus Plan”). The Performance Bonus Plan is administered by the Compensation Committee of the Board of Directors of Majesco. The purpose of the Performance Bonus Plan is to benefit and advance the interests of the Group by rewarding select employees of the Group for their contributions to the Group’s financial success and thereby motivating them to continue to make such contributions in the future by granting them performance-based awards that are fully tax deductible to the Group.

During the three and nine months ended December 31, 2018, we accrued $3,179 and $9,158, respectively, in incentive compensation expense in our consolidated financial statements compared to $1,847 and $3,021, respectively, during the three and nine months ended December 31, 2017.

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

The ESPP provides employees with the right to purchase shares of common stock through payroll deductions. The total number of shares available for purchase under the ESPP is 2,000,000. The ESPP Plan became effective January 1, 2016. As of December 31, 2018, we had issued and sold 116,599 shares under the ESPP.

11.	EARNINGS PER SHARE

The basic and diluted earnings/ (loss) per share were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017

Net Income/ (Loss)	$1,829	$(3,069)	$5,693	$(5,435)

Basic weighted average outstanding equity shares	36,664,718	36,536,797	36,633,300	36,524,799
Adjustment for dilutive potential ordinary shares
Options under Majesco 2015 Equity Plan	2,060,964	0	2,181,122	0
Dilutive weighted average outstanding equity shares	38,725,682	36,536,797	38,814,422	36,524,799

Earnings per share:
Basic	$0.05	$(0.08)	$0.16	$(0.15)
Diluted	$0.05	$(0.08)	$0.15	$(0.15)

Basic earnings per share amounts are calculated by dividing net income for the three and nine months ended December 31, 2018 and 2017 attributable to common shareholders by the weighted average number of ordinary shares outstanding during the same periods.

Diluted earnings per share amounts are calculated by dividing the net income attributable to common shareholders by the sum of the weighted average number of shares of common stock outstanding during the three and nine months periods plus the weighted average number of shares of common stock that would be issued upon the conversion of all the dilutive potential shares of common stock into shares of common stock as applicable pursuant to the treasury method.

The calculation of diluted earnings per share excluded 449,206 and 449,206 shares and options for the three and nine months ended December 31, 2018, respectively, and 3,260,236 and 3,260,236 shares and options for the three and nine months ended December 31, 2017, respectively, granted to employees, as their inclusion would have been antidilutive.

12.	RELATED PARTIES TRANSACTIONS

Reimbursement of Expenses

The Group reimburses expenses incurred by Majesco Limited attributable to shared resources with Majesco Limited that are in the process of being separated after the separation of Mastek Ltd.’s insurance related operations, including air travel, travel insurance, telephone costs, utility charges, insurance costs, administrative personnel costs, software and hardware costs and third party license costs, less receivables from Majesco Limited for similar expenses. The amount receivable/(payable) from Majesco Limited for reimbursement of expenses as on December 31, 2018 and December 3, 2017 is $0 and $(273), respectively.

The Group also reimburses the insurance premium paid by Majesco Limited for the insurance policy at the Majesco Limited group level pertaining to the employees of MSSIPL. During the three and nine months ended December 31, 2018 MSSIPL paid $0 and $68, respectively, to Majesco Limited toward such insurance premium.

Leases

MSSIPL entered into an operating lease for its operation facilities in Mahape, India, as lessee, with Majesco Limited, Majesco’ s parent company, as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $1,354. The lease became effective on June 1, 2015 and expires on May 31, 2020.

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

	As of December 31, 2018	As of December 31, 2017
Security deposits paid to Majesco Limited by MSSIPL for use of Mahape premises	$602	$657
Security deposits paid to Mastek Ltd. by MSSIPL for use of Pune premises	$189	$207

Rental expenses paid by MSSIPL to Majesco Limited for the use of premises for the three and nine months ended December 31, 2018 were $339 and $1,008, respectively. Rental expenses paid by MSSIPL to Mastek Ltd. for the use of premises for the three and nine months ended December 31, 2018 were $103 and $308, respectively. As of November 30, 2018, both leases were terminated.

Joint Venture Agreement

On September 24, 2015, MSSIPL and Mastek (UK) Limited, a wholly-owned subsidiary of Mastek Ltd. (“Mastek UK”), entered into a Joint Venture Agreement (the “Joint Venture Agreement”) pursuant to which the two companies agreed to work together to deliver services to third parties, which services comprise the delivery of development, integration and support services to third parties by use of Mastek Ltd.’s development, integration and support methodologies and tools. The Joint Venture Agreement became effective on September 24, 2015 and will remain in force, unless terminated by either party upon three months’ notice in writing to the other of its intention to terminate the Joint Venture Agreement. The consideration for each party’s performance of its obligations under the Joint Venture Agreement is the performance of the other’s obligations under the same agreement, being services to the other. In the case of Mastek Ltd., services comprise of the development, integration and support methodologies and tools and business development services. In the case of MSSIPL, the services comprise the provision of leading edge technical expertise and advice. The parties will also exchange technical and business information.

Services Agreements

On August 2, 2016, Majesco Limited and MSSIPL entered into a master service agreement, effective as of June 30, 2016, pursuant to which MSSIPL will provide software development services to Majesco Limited. Under this agreement, MSSIPL will charge Majesco Limited cost plus a 10% mark-up for the services rendered. Software development charges charged by MSSIPL under the agreement for the three and nine months ended December 31, 2018 were $247 and $941, respectively, and $275 and $805 for the three and nine months ended December 31, 2017, respectively.

On July 25, 2018, Majesco Limited and MSSIPL entered into an Intra Group Services Agreement (the “Intra-Group Agreement”)pursuant to which Majesco Limited will provide certain sales and marketing services to MSSIPL in the Asia Pacific region (collectively, the “Services”). In consideration for the Services, MSSIPL will pay Majesco Limited all direct and indirect operating costs of Majesco Limited incurred for the provision of the Services and which shall be allocated to MSSIPL on the basis of gross revenues plus a 10% mark-up. The mark-up will be subject to a periodic review. The Intra-Group Agreement will be effective as of April 1, 2018 and will remain in effect until terminated. Each party may terminate the Intra-Group Agreement at any time upon 60 days prior written notice to the other. Expenses charged by Majesco Limited under the Intra-Group Agreement for the three and nine months ended December 31, 2018 were $14 and $88, respectively, and $0 and $0 for the three and nine months ended December 31, 2017, respectively.

Guarantee

During the three and nine months ended December 31, 2018, Majesco paid $8 and $27, respectively, to Majesco Limited as arrangement fees and guarantee commission for the guarantee given by Majesco Limited to HSBC for the facilities taken by Majesco and its subsidiaries. During the three and nine months ended December 31, 2017, Majesco paid $13 and $38, respectively, to Majesco Limited as arrangement fees and guarantee commission for the guarantee given by Majesco Limited to HSBC for the credit facilities taken by Majesco and its subsidiaries.

Lease with Exaxe Sellers

On October 14, 2004, Exaxe Consulting Limitid entered into a lease (the “Lease”) with Norman Carroll, Philip Naughton and Luc Hemeryck for certain real property facilities for a term which initially expired on October 13, 2025. Pursuant to a Deed of Assignment dated December 6, 2017 between Exaxe Consulting Limited and Exaxe Limited, Exaxe Consulting Limited assigned Exaxe Limited the Lease for the balance of the term. Pursuant to Deed of Variation of the Lease which is in the process of being executed, the term of the Lease is expected to terminate on November 26, 2019. The monthly rental fee under the Lease is Eur 10. All Euros are in thousands unless otherwise indicated.

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

The following table sets forth revenues by country based on the billing address of the customer:

	Three months ended December 31, 2018	Three months ended December 31, 2017

USA	$29,979	$27,870
UK	1,813	1,601
Canada	144	431
Ireland	1,726	-
Malaysia	1,544	1,491
Others	195	376
	$35,401	$31,769

	Nine months ended December 31, 2018	Nine months ended December 31, 2017

USA	$90,064	$79,969
UK	4,924	4,478
Canada	474	832
Ireland	1,726	-
Malaysia	4,461	3,773
Others	1,340	985
	$102,989	$90,037

The following table sets forth the Group’s property and equipment, net, by geographic region:

	As of December 31, 2018	As of March 31, 2018
USA	$859	$1,195
India	1,408	1,332
Canada	7	16
UK	5	7
Malaysia	146	205
Ireland	44	-
	$2,469	$2,755

We provide a considerable volume of services to a number of significant customers. Therefore, the loss of a significant customer could materially reduce our revenues. The Group had one customer for both the three and nine months ended December 31, 2018, and one and no customer for the three and nine months ended December 31, 2017, respectively, that accounted for 10% or more of total revenue. The Group had one customer as of December 31, 2018 and one customer as of December 31, 2017 that accounted for 10% or more of total accounts receivable and unbilled accounts receivable. Presented in the table below is information about our major customers:

	Three months ended December 31, 2018		Three months ended December 31, 2017
	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$4,158	11.7%	$3,292	10%
Accounts receivable and unbilled accounts receivable	$7,210	23%	$4,595	19%
Customer B
Revenue	$1,638	4.6%	$1,828	6%
Accounts receivables and unbilled accounts receivable	$964	3%	$1,606	6%

	Nine months ended December 31, 2018		Nine months ended December 31, 2017
	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$13,395	13%	$7,114	8%
Accounts receivable and unbilled accounts receivable	$7,210	23%	$4,595	19%
Customer B
Revenue	$5,028	4.9%	$3,398	4%
Accounts receivables and unbilled accounts receivable	$964	3%	$1,606	6%

14.	COMMITMENTS

Capital Commitments

The Group had outstanding contractual commitments of $5 and $20 as of December 31, 2018 and March 31, 2018, respectively, for capital expenditures relating to the acquisition of property, equipment and new network infrastructure.

Operating Leases

The Group leases certain office premises under operating leases. Many of these leases include a renewal option on a periodic basis at the Group’s option, with the renewal periods ranging from two to five years. Rental expense for operating leases amounted to $858 and $2,465 for the three and nine months ended December 31, 2018, respectively, compared to $810 and $2,509 for the three and nine months ended December 31, 2017, respectively. The schedule for future minimum rental payments over the lease term in respect of operating leases is set out below.

Year ending March 31,	Amount
2019	$777
2020	3,468
2021	1,123
2022	688
2023	709
Thereafter	706
Total minimum lease payments	$7,471

Facility Leases

Our subsidiary in India, MSSIPL, has entered into a lease for its operations in Mahape, India, as lessee, with Majesco Limited as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $1,354. The lease became effective on June 1, 2015 and expires on May 31, 2020. MSSIPL paid Majesco Limited $339 and $1,008, respectively, in rent under the lease during the three and nine months ended December 31, 2018, and $328 and $986 during the three and nine months ended December 31, 2017, respectively. MSSIPL may terminate the lease after three years with six months’ prior written notice to Majesco Limited. Majesco Limited may terminate the lease after five years with six months’ prior written notice to MSSIPL.

MSSIPL also entered into a lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is $294. The lease became effective on June 1, 2015 and expires on May 31, 2020. MSSIPL has also entered into a supplementary lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this supplementary lease agreement is $110. The lease became effective on April 1, 2016 and expires on May 31, 2020. MSSIPL paid Mastek Ltd. $103 and $308 in rent under the leases during the three and nine months ended December 31, 2018, respectively, and $103 and $309 in rent under the leases during the three and nine months ended December 31, 2017, respectively. MSSIPL may terminate the lease after three years with six months’ prior written notice to Mastek Ltd. Mastek Ltd. may terminate the lease after five years. On June 1, 2018, MSSIPL gave notice to Mastek Ltd. of its termination of both leases with an effective termination date of November 30, 2018.

15.	ACQUISITION

On November 27, 2018 (the Effective Date) the Company entered into a share purchase agreement for the acquisition of all the issued share capital (collectively, the “Securities”) of Exaxe Holdings Limited, a private limited company incorporated in Ireland (“Exaxe”). On the Effective Date, the Company completed the purchase of 90% of the Securities. The Company has agreed to purchase, and the sellers have agreed to sell to the Company, the remaining 10% of the Securities on August 1, 2019. The economic transfer date of Exaxe was October 1, 2018.

In consideration for the purchase of the Securities, on the Effective Date, the Company paid the sellers EUR 6,392. In addition, the Company agreed to make an additional payment to the sellers of EUR 717 for the remainder of the Securities on August 1, 2019. All Euros are in thousands unless otherwise indicated.

The Company also agreed to make certain earnout payments to the sellers if certain adjusted EBITDA (as defined in the Agreement) targets for Exaxe are met. If adjusted EBITDA for Exaxe for the period of January 1, 2019 through December 31, 2019 is at least equal to 75% of the adjusted EBITDA target for such year, the Company has agreed to pay EUR 625 to the sellers and an additional EUR 25 for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed EUR 1,250). If adjusted EBITDA for Exaxe for the period of January 1, 2020 through December 31, 2020 is at least equal to 75% of the adjusted EBITDA target for such year, the Company has agreed to pay EUR 750 to the sellers and an additional EUR 30 for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed EUR 1,500). If adjusted EBITDA for Exaxe for the period of January 1, 2021 through December 31, 2021 is at least equal to 75% of the adjusted EBITDA target for such year, the Company has agreed to pay EUR 875 to the sellers and an additional EUR 35 for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed EUR 1,750). In lieu of being paid to the sellers, a portion of these earn-out payments will be paid to key employees as bonuses if they remain employed by Exaxe at the earnout payment date. The Company may also withhold 15% of any earnout payment if a seller who is a key employee leaves the employment of Exaxe prior to the end of the earnout period (other than due to death, serious illness, compassionate grounds, by mutual agreement or termination judged to be inappropriate.) The Company will also be entitled to withhold and off set against any earnout payment such amounts due and payable or which may become due and payable by the sellers to the Company with respect to claims under the agreement and related transaction documents.

The entire earnout amount of EUR 4,500 (less any portion already paid) will become due and payable upon a sale of beneficial interests in a majority of the outstanding shares of Exaxe or its subsidiary or a sale or other disposal in whole or substantial part of the undertaking or assets of Exaxe or its subsidiary before the end of the earnout period.

The Company will also be restricted from making certain changes to the business of Exaxe, or diverting or redirecting Exaxe’s orders, revenue, customers, clients, suppliers or employees during the earnout period.

In connection with the transaction, on the Effective Date, Exaxe Limited, a subsidiary of Exaxe, entered into employment agreements with each of Norman Carroll (the Chief Executive Officer of Exaxe) and Philip Naughton (the Executive Director – Business Development of Exaxe) pursuant to which Norman Carroll and Philip Naughton will act as SVP Ireland/UK Operations and Executive Director Business Development of Exaxe Limited, respectively. The Company agreed to grant Norman Carroll and Philip Naughton stock options awards with respect to such number of shares of the Company’s common stock having an aggregate value of EUR 1,000,000 under to the Company’s 2015 Plan.

In addition, in connection with the transaction, the parties have agreed to enter into a revised lease agreement with certain sellers (including Norman Carroll and Philip Naughton) for certain real property facilities leased by Exaxe Limited.

We have included the financial results of Exaxe in our consolidated financial statements from the date of acquisition. The purchase price for Exaxe was approximately $12,373. In connection with the Exaxe acquisition, we have recorded $9,837 of net assets and $2,536 of goodwill.

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Recognized amount of identifiable assets acquired and liabilities assumed

Amount
Cash	$654
Accounts receivable	611
Prepaid expenses and other current assets	474
Property, plant and equipment	42
Trade name	402
Customer relationships	1,104
Technology	7,149
Defer tax asset from prior net operating losses	167
Accounts payable	(95)
Accrued expenses	(586)
Deferred revenue	(85)
Total fair value of assets acquired	9,837
Total purchase consideration	12,373
Goodwill	$2,536

The changes in the varying amount of goodwill are as follows:

Changes in carrying amount of the goodwill

	As of December 31, 2018	As of March 31, 2018

Opening value	$32,216	$32,275
Changes on account of currency fluctuation	(26)	1
Impairment of Goodwill	-	(60)
Addition on account of business combination	2,536	-
Closing value	$34,726	$32,216

Details of identifiable intangible assets acquired are as follows:

	Weighted average amortization period (in years)	Amount assigned	Residual value
Technology	5	$7,149	-
Trade name	10	402	-
Customer relationships	15	1,104	-
Total	6.49	$8,655	-

16.	RECENT DEVELOPMENTS

On December 6, 2018, the Company filed a registration statement on Form S-1, as amended, with respect to its proposed rights offering. Under the proposed rights offering, the Company will distribute to its shareholders, at no charge, one non-transferable subscription right for each share of common stock held or deemed to be held on the record date. Each right will entitle the holder to purchase one-sixth of a share of Majesco's common stock at a subscription price of $7.10 per whole share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2018 and referred to herein as the "Annual Report," and the consolidated financial statements and related notes for the quarter ended December 31, 2018 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements.

All US dollar currency amounts in this MD&A are in thousands unless indicated otherwise. Except where the context requires otherwise, references in this MD&A to “Majesco,” “Group,” “we” or “us” are to Majesco and its subsidiaries on a worldwide consolidated basis.

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

Overview

We are a global provider of core insurance platform solutions, consulting services and other insurance solutions for business transformation for the insurance industry. We operate in the United States, India, Canada, the United Kingdom, Malaysia, Singapore, Mexico and Ireland. We offer core insurance platform solutions for property & casualty/general insurance (“P&C”), and life, annuities, pensions and group/benefits (“L&A and Group”) providers, enabling them to automate and manage business processes across the end-to-end insurance value chain and comply with policies and regulations across their organizations. In addition, we offer a variety of other technology-based solutions for distribution management, digital, data and cloud. Our consulting services solutions provide enterprise consulting, applications development management and testing for insurers. Our portfolio of solutions enable our customers to respond to evolving market needs, growth and innovation opportunities and regulatory changes, enabling agility, innovation and speed while improving the effectiveness and efficiency of their business operations.

Long-term, strong customer relationships are a key component of our success given the long-term nature of our contracts, opportunity for deeper relationships with our portfolio of solutions, and the importance of customer references for new sales. Our customers range from some of the largest global tier one insurance carriers in the industry to mid-market insurers, managing general agents, startups and greenfields, including specialty, mutual and regional carriers. As of December 31, 2018, we served approximately 160 insurance customers on a worldwide basis.

We generates revenue from our global IP led business as well as from engagements in the insurance services space. The IP business is primarily driven through either an on-premise deployment or deployment of the platform on the cloud. While the on-premise model generates revenues from the licensing of our proprietary software (perpetual or annual license fees), customer required professional services and support and maintenance fees pursuant to contracts with customers, we have been witnessing a significant shift in the business model with customers preferring the cloud model which offers a speed to value benefit together with low upfront investments. The revenues from the cloud model are monthly subscriptions and any additional professional services towards customer required configuration/customization. The professional services contracts for both the models are on a time and material or fixed bid basis. License fees, support and maintenance and cloud subscription fees are usually managed through multi-year agreements which are typically over a period of five to seven years. Insurance services revenues is primarily driven by professional services offered in the areas of transformation consulting, data, digital, testing and application development and management.

Three Months Ended December 31, 2018 Highlights

A few of our highlights of our three months ended December 31, 2018 were:

•	Revenues of $35.4 million with a gross profit of 49.3% of revenue;

•	$4.8 million (13.6% of revenue) in research and development expenses;

•	$9.7 million (27.3% of revenue) in sales, general and administrative expenses;

•	Net income of $1.8 million; and

•	Adjusted EBITDA of $4.9 million, representing 13.9% of revenue.

Nine Months Ended December 31, 2018 Highlights

A few of our highlights of our nine months ended December 31, 2018 were:

•	Revenues of $103.0 million with a gross profit of 49.1% of revenue;

•	$14.3 million (13.9% of revenue) in research and development expenses;

•	$28.6 million (27.8% of revenue) in sales, general and administrative expenses;

•	Net income of $5.7 million; and

•	Adjusted EBITDA of $12.8 million, representing 12.44% of revenue.

Use of Non-GAAP Financial Measures

In evaluating our business, we consider and use EBITDA as a supplemental measure of operating performance. We define EBITDA as earnings before interest, taxes, depreciation and amortization. We present EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We define Adjusted EBITDA as EBITDA before equity-based compensation, a one-time reversal of accrual for contingent consideration liability and one time transaction costs related to the acquisition of Exaxe.

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

For an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three and nine months ended December 31, 2018 and December 31, 2017, see “— Results of Operations — Three and Nine Months Ended December 31, 2018 Compared to Three and Nine Months Ended December 31, 2017 – Adjusted EBITDA”.

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

During the quarter ended September 30, 2018, the Company and the shareholders of Agile determined that the final earnout targets under the Agile Agreement would not be met and that no further contingent consideration would therefore be due under the Agile Agreement. Accordingly, the accrued outstanding balance has been reversed in the income statement during the period ended September 30, 2018. We have no further obligations with respect to earnout payments.

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

Exaxe Acquisition

On November 27, 2018 we entered into a share purchase agreement for the acquisition of all the issued share capital (collectively, the “Securities”) of Exaxe Holdings Limited, a private limited company incorporated in Ireland (“Exaxe”). Exaxe is an EMEA (Europe, the Middle East and Africa) based cloud software leader in the life, pensions and wealth management segment.  Headquartered in Dublin, Ireland, Exaxe serves a growing list of top European insurers. This acquisition will strengthen and expand the Group’s software offerings in EMEA for the individual life, pensions and wealth management market while complementing the Group’s software and Group focused customer base in the UK. On November 27, 2018, the we consummated the purchase of 90% of the Securities. We have agreed to purchase, and the sellers have agreed to sell to us, the remaining 10% of the Securities on August 1, 2019.

In consideration for the purchase of the Securities, on November 27, 2018, we paid the sellers EUR 6,392. In addition, we agreed to make an additional payment to the sellers of EUR 717 for the remainder of the Securities on August 1, 2019.

We also agreed to make certain earnout payments to the sellers if certain adjusted EBITDA (as defined in the Agreement) targets for Exaxe are met. If adjusted EBITDA for Exaxe for the period of January 1, 2019 through December 31, 2019 is at least equal to 75% of the adjusted EBITDA target for such year, we have agreed to pay EUR 625 to the sellers and an additional EUR 25 for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed EUR 1,250). If adjusted EBITDA for Exaxe for the period of January 1, 2020 through December 31, 2020 is at least equal to 75% of the adjusted EBITDA target for such year, we have agreed to pay EUR 750 to the sellers and an additional EUR 30 for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed EUR 1,500). If adjusted EBITDA for Exaxe for the period of January 1, 2021 through December 31, 2021 is at least equal to 75% of the adjusted EBITDA target for such year, we have agreed to pay EUR 875 to the sellers and an additional EUR 35 for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed EUR 1,750). In lieu of being paid to the sellers, a portion of these earn-out payments will be paid to key employees as bonuses if they remain employed by Exaxe at the earnout payment date. We may also withhold 15% of any earnout payment if a seller who is a key employee leaves the employment of Exaxe prior to the end of the earnout period (other than due to death, serious illness, compassionate grounds, by mutual agreement or termination for cause or misconduct). We will also be entitled to withhold and off set against any earnout payment such amounts due and payable or which may become due and payable by the sellers to us with respect to claims under the agreement and related transaction documents.

The entire earnout amount of EUR 4,500 (less any portion already paid) will become due and payable upon a sale of beneficial interests in a majority of the outstanding shares of Exaxe or its subsidiary or a sale or other disposal in whole or substantial part of the undertaking or assets of Exaxe or its subsidiary before the end of the earnout period.

We will also be restricted from making certain changes to the business of Exaxe, or diverting or redirecting Exaxe’s orders, revenue, customers, clients, suppliers or employees during the earnout period.

In connection with the transaction, on November 27, 2018, Exaxe Limited, a subsidiary of Exaxe, entered into employment agreements with each of Norman Carroll (the Chief Executive Officer of Exaxe) and Philip Naughton (the Executive Director – Business Development of Exaxe) pursuant to which Norman Carroll and Philip Naughton will act as SVP Ireland/UK Operations and Executive Director Business Development of Exaxe Limited, respectively. We agreed to grant Norman Carroll and Philip Naughton stock options awards with respect to such number of shares of our common stock having an aggregate value of EUR 1,000,000 pursuant to our 2015 equity incentive plan.

In addition, in connection with the transaction, the parties have agreed to enter into a revised lease agreement with certain sellers (including Norman Carroll and Philip Naughton) for certain real property facilities leased by Exaxe Limited.

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

Inflation

Although we cannot accurately determine the amounts attributable thereto, our net revenues and results of operations have been affected by inflation experienced in the U.S., India and other economies in which we operate through increased costs of employee compensation and other operational expenses during the three and nine months ended December 31, 2018 and December 31, 2017. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. However, there can be no assurance that we will be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

We recognize some license revenue upon delivery, provided that collection is determined to be probable and no significant obligations remain. Some license revenues are not accounted separately from software services revenues where professional services are deemed essential to the software functionality and include significant modification or customization to or development of the underlying software code. Since these software arrangements do not qualify as a separate unit of accounting, the software license revenues are recognized using the percentage of completion method. When contracts contain multiple software and software-related elements (for example, software license, and maintenance and professional services) wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for post-contract customer support services is established by a stated renewal rate charged in stand-alone sales. VSOE of fair value of hosting services is based upon stand-alone sales of those services. Revenue from support services is recognized ratably over the life of the contract. Revenue from professional consulting services is recognized when the service is provided.

In addition, we have made further investments to create a robust and market-leading cloud platform that is well positioned to take advantage of significant opportunities in the insurance marketplace. We invoice customers a subscription based fee for our cloud platform. Revenue from subscription fees is recognized ratably over the life of the contract.

Time and Material Contracts — Professional services revenue consists primarily of revenue received for assisting with the development, implementation of our software, on-site support, and other professional consulting services. In determining the accounting for professional services revenue, we look at the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our implementation services, which typically involve significant customization to or development of the underlying software code; and whether milestones or acceptance criteria exist that affect the realization of the services rendered. Substantially all of our professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Payments received in advance of rendering professional services are deferred and recognized when the related services are performed. Work performed and expenses incurred in advance of invoicing are recorded as unbilled receivables. These amounts are billed in the subsequent month.

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

The estimated useful lives of intangible assets are as follows:

Non-compete agreements	3 years

Leasehold benefit	Ascertainable life or primary period of lease whichever is less

Internal-use Software	1-5 years

Intellectual Property Rights	1-5 years

Customer contracts	1-3 years

Customer relationships	6-15 years

Technology	5-6 years

Trade name	9.7 years

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

Results of Operations

Three and Nine Months Ended December 31, 2018 Compared to Three and Nine Months Ended December 31, 2017

The following table summarizes our consolidated statements of operations for the three and nine months ended December 31, 2018 and December 31, 2017, including as a percentage of revenues:

Statement of Operations Data

	Three Months Ended
(U.S. Dollars; dollar amounts in thousands):	December 31, 2018%		December 31, 2017%
Total Revenues	$35,401		$31,769
Total cost of revenues	17,950	51%	16,864	53%
Total gross profit	17,451		14,905
Operating expenses:
Research and development expenses	4,820	14%	4,533	14%
Selling, general and administrative expenses	9,684	27%	10,274	32%
Merger and acquisition expenses	442	1%	-
Total operating expenses	14,946		14,807
Income from operations	2,505		98
Interest income	7		5
Interest expense	(114)		(111)
Other income (expenses), net	(57)		(122)
Income/(Loss) before provision for income taxes	2,341		(130)
Income taxes loss/(benefit)	512		2,939
Net income/ (loss)	$1,829	5%	$(3,069)	(10)%

	Nine Months Ended
(U.S. Dollars; dollar amounts in thousands):	December 31, 2018%		December 31, 2017%
Total Revenues	102,989		90,037
Total cost of revenues	52,391	51%	49,617	55%
Total gross profit	50,598		40,420
Operating expenses:
Research and development expenses	14,305	14%	12,669	14%
Selling, general and administrative expenses	28,632	28%	31,018	34%
Merger and acquisition expenses	442	0.4%	-
Total operating expenses	43,379		43,687
Income from operations	7,219		(3,267)
Interest income	32		18
Interest expense	(342)		(378)
Gain on reversal of accrued contingent liability	835		-
Other income (expenses), net	553		(165)
Income/(Loss) before provision for income taxes	8,297		(3,792)
Income taxes loss/(benefit)	2,604		1,643
Net income/ (loss)	$5,693	6%	$(5,435)	(6)%

The following table represents revenues by each subsidiary and corresponding geographical region:

	Three Months Ended
(U.S. Dollars; dollar amounts in thousands):	December 31, 2018%		December 31, 2017%
Geography: North America
Legal Entity
Majesco	$10,476	30%	$9,365	30%
Majesco Software and Solutions Inc.	13,260	37%	11,614	37%
Majesco Canada Ltd., Canada	144	-%	430	1%
Cover-All Systems, Inc.	6,243	18%	6,891	22%
	$30,123	85%	$28,300	90%
Geography: Europe
Legal Entity
Majesco UK Limited, UK	$1,813	5%	$1,601	5%
Exaxe Limited	1,726	5%	-	-
	3,539	10%	1601	5%
Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$1,544	4%	$1,491	4%
Majesco (Thailand) Co. Ltd., Thailand	-	-	-	-
Majesco Asia Pacific Pte Ltd., Singapore	207	1%	-	-
Majesco Software and Solutions India Private Limited, India	(12)	0%	377	1%
	$1,739	5%	$1,868	5%
Total Revenues	$35,401		$31,769

	Nine Months Ended
(U.S. Dollars; dollar amounts in thousands):	December 31, 2018%		December 31, 2017%
Geography: North America
Legal Entity
Majesco	$31,189	30%	$25,711	29%
Majesco Software and Solutions Inc.	39,304	38%	34,955	39%
Majesco Canada Ltd., Canada	474	1%	832	1%
Cover-All Systems, Inc.	19,571	19%	19,304	21%
	$90,538	88%	$80,802	90%
Geography: Europe
Legal Entity
Majesco UK Limited, UK	$4,924	5%	$4,478	5%
Exaxe Limited	1,726	2%	-	-
	$6,650	7%	$4,478	5%
Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$4,461	4%	$3,773	4%
Majesco (Thailand) Co. Ltd., Thailand	-	-	-	-
Majesco Asia Pacific Pte Ltd., Singapore	916	1%	-	-
Majesco Software and Solutions India Private Limited, India	424	0%	984	1%
	$5,801	5%	$4,757	5%
Total Revenues	$102,989		$90,037

Revenues

Revenues for the three months ended December 31, 2018 were $35,401 compared to $31,769 for the three months ended December 31, 2017, reflecting an increase of 11%. The increase during the quarter was primarily due to revenue from Exaxe which was acquired in November 2018, ramp up in new logos and expansion of the cloud business.

Revenues for the nine months ended December 31, 2018 were $102,989 compared to $90,037 for the nine months ended December 31, 2017, reflecting an increase of 14%. The increase during the quarter was primarily due to increasing revenue from Exaxe which was acquired in November 2018, growing recurring revenues with increased cloud subscriptions, ramp up in new logos, and continued new business engagements from existing accounts.

Gross Profit

Gross profit was $17,451 for the three months ended December 31, 2018 compared with $14,905 for the three months ended December 31, 2017, an increase of 17%. The increase in margin has been primarily due to a changing revenue mix in favor of our cloud business, increasing higher margin recurring revenues and improved delivery efficiencies. Gross profit percentage for the three months ended December 31, 2018 increased to 49% of revenue from 47% of revenue for the three months ended December 31, 2017.

Gross profit was $50,598 for the nine months ended December 31, 2018 compared with $40,420 for the nine months ended December 31, 2017, an increase of 25%. Changing revenue mix in favor of our cloud business, increasing higher margin recurring revenues and improved delivery efficiencies continued to drive better margins. Gross profit percentage for the nine months ended December 31, 2018 increased to 49% of revenue from 45% of revenue for the nine months ended December 31, 2017.

Salaries and consultant fees were approximately $13,502 for the three months ended December 31, 2018 compared to $9,747 for the three months ended December 31, 2017. This represents an increase of 39% in salaries and consultant fees. As a percentage of revenues, salaries and consultant fees increased from 30.68% for the three months ended December 31, 2017 to 38.14% for the three months ended December 31, 2018.

Salaries and consultant fees were approximately $38,614 for the nine months ended December 31, 2018 compared to $27,735 for the nine months ended December 31, 2017. This represents an increase of 39% in salaries and consultant fees. As a percentage of revenues, salaries and consultant fees increased from 30.8% for the nine months ended December 31, 2017 to 37.5% for the nine months ended December 31, 2018.

Operating Expenses

Operating expenses were $14,946 for the three months ended December 31, 2018 compared to $14,807 for the three months ended December 31, 2017. The increase in operating expenses was primarily due to an increase in research and development (“R&D”) costs of $287 and $442 in additional merger and acquisition expenses to some extent offset by a decrease in selling and general expenses of $(590). We continued to invest in R&D to increase the depth as well as range of our offering portfolio. The continued investment is maturing our products to being sold more as out of the box products. As a percentage of revenues, operating expenses decreased to 42.2% for the three months ended December 31, 2018 from 47.0% for the three months ended December 31, 2017.

Operating expenses were $43,379 for the nine months ended December 31, 2018 compared to $43,687 for the nine months ended December 31, 2017. The decrease in operating expenses was primarily due to a decrease in selling and general expenses of $(2,386) to some extent offset by an increase in R&D costs of $1,636 and $442 in additional merger and acquisition expenses. We continued to invest in R&D to increase the depth as well as range of our offering portfolio. As a percentage of revenues, operating expenses decreased to 42.1% for the nine months ended December 31, 2018 from 48.5% for the nine months ended December 31, 2017.

Income/(Loss) from Operations

Income/(Loss) from operations was $2,505 for the three months ended December 31, 2018 compared to $98 for the three months ended December 31, 2017. As a percentage of revenues, net gain from operations was 7% for the three months ended December 31, 2018 compared to a net gain of 0.3% for the three months ended December 31, 2017. Net income was significantly higher due to the overall improved performance on revenue and profitability.

Income/(Loss) from operations was $7,219 for the nine months ended December 31, 2018 compared to $(3,267) for the nine months ended December 31, 2017. As a percentage of revenues, net gain from operations was 7% for the nine months ended December 31, 2018 compared to a net loss of 3.63% for the nine months ended December 31, 2017.

Other Income

Other income (expense), net was $(57) for the three months ended December 31, 2018 compared to $(122) for the three months ended December 31, 2017. The decrease is mainly due to a decrease in currency exchange loss in the three months ended December 31, 2018.

Other income (expense), net was $553 for the nine months ended December 31, 2018 compared to $(165) for the nine months ended December 31, 2017. The increase is mainly due to a currency exchange gain in the nine months ended December 31, 2018.

Tax provision

We recognized an income tax provision of $512 and $2,604 for the three and nine months ended December 31, 2018, respectively, and recognized an income tax provision of $2,939 and $1,643 for the three and nine months ended December 31, 2017, respectively.

The effective tax rate is 21.9% and 31.4% for the three and nine months ended December 31, 2018, respectively, which differs from the Group’s effective US tax rate of 27.3% and 27.3% for the three and nine months ended December 31, 2018, respectively, mainly due to equity-based compensation, the impact of different tax jurisdictions and prior year tax credits.

Net income/( loss)

Net income was $1,829 for the three months ended December 31, 2018 compared to net loss of $(3,069) for the three months ended December 31, 2017. Net income per share, basic and diluted, was $0.05 and $0.05, respectively, for the three months ended December 31, 2018 compared to net loss per share, basic and diluted, of $(0.08) and $(0.08), respectively, for the three months ended December 31, 2017.

Net income was $5,693 for the nine months ended December 31, 2018 compared to net loss of $(5,435) for the nine months ended December 31, 2017. Net income per share, basic and diluted, was $0.16 and $0.15, respectively, for the nine months ended December 31, 2018 compared to net loss per share, basic and diluted, of $(0.15) and $(0.15), respectively, for the nine months ended December 31, 2017.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP metric, was $4,908 for the three months ended December 31, 2018 compared to $2,165 for the three months ended December 31, 2017. Adjusted EBITDA, a non-GAAP metric, was $12,811 for the nine months ended December 31, 2018 compared to $2,788 for the nine months ended December 31, 2017.

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three and nine months ended December 31, 2018 and December 31, 2017:

	Three Months ended
(U.S. dollars, in thousands):	December 31, 2018	December 31, 2017
Net Income (loss)	$1,829	$(3,069)
Add:
Provision (benefit) for income taxes	512	2,939
Depreciation and amortization	1,158	1,187
Interest expense	113	112
Less:
Interest income	(7)	(5)
Other income (expenses), net	57	121
EBITDA	$3,662	$1,285
Add:
Stock-based compensation	804	880
Merger and acquisition expenses	442	-
Less:
Adjusted EBITDA	4,908	2,165
Revenue	35,401	31,769
Adjusted EBITDA as a % of Revenue	13.86%	6.81%

	Nine Months ended
(U.S. dollars, in thousands):	December 31, 2018	December 31, 2017
Net Income (loss)	$5,693	$(5,435)

Provision (benefit) for income taxes	2,604	1,643
Depreciation and amortization	2,996	3,742
Interest expense	342	378
Less:
Interest income	(32)	(18)
Other income (expenses), net	(553)	165
EBITDA	$11,050	$475
Add:
Stock-based compensation	2,154	2,313
Merger and acquisition expenses	442	-
Less:
Reversal of accrual for contingent consideration liability	(835)	-
Adjusted EBITDA	12,811	2,788
Revenue	102,989	90,037
Adjusted EBITDA as a % of Revenue	12.44%	3.10%

Liquidity and Capital Resources

Our cash and cash equivalent and short term investments position was $14,484 at December 31, 2018 and $11,465 at December 31, 2017.

Net cash generated / (used) by operating activities was $12,755 for the nine months ended December 31, 2018 and $(31) for the nine months ended December 31, 2017. We had accounts receivable of $20,141 at December 31, 2018 and $19,103 at March 31, 2018. The overall net cash and cash equivalent position has increased to $2,033 during the nine months ended December 31, 2018. Days outstanding decreased to 82 days at the end of December 31, 2018 as compared to 80 days at the end of March 31, 2018.

Net cash used by investing activities amounted to $(10,795) for the nine months ended December 31, 2018 compared to net cash used of $(1,282) for the nine months ended December 31, 2017 primarily due to the payment of the purchase price for the acquisition of Exaxe, investments in short term investment, and purchases of property, equipment and intangible assets during the nine months ended December 31, 2018.

Net cash (used) by financing activities was $(99) for the nine months ended December 31, 2018, compared to net cash generated by financing activities of $32 for the nine months ended December 31, 2017 mainly due to the repayment of borrowings under our debt facilities.

We believe that our cash flows from operations and available borrowings are sufficient to meet our liquidity requirements for the next twelve months, including capital expenditures.

Financing Arrangements

MSSIPL Facilities

On May 9, 2017, MSSIPL and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (collectively, the “Combined Facility”) pursuant to which Standard Chartered Bank agreed to a Combined Facility of up to 200 million Indian rupees (or approximately $2,868 based upon the exchange rate on December 31, 2018). The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of goods, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the marginal cost of funds based lending rate (“MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and be effective until repayment or maturity. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The Working Capital Overdraft Facility and the Short Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of each disbursement and be effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time. The Pre Shipment Financing Under Export Orders Facility is for the purchase of raw material, processing, packing, transportation, warehousing and other expenses and overheads incurred by MSSIPL to ready goods for sale. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of utilization and be effective until repayment. Interest will accrue from the utilization date up to the repayment date.

The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was in compliance under the terms of this Combined Facility as of December 31, 2018.

There are no outstanding loans under this Combined Facility as of December 31, 2018.

Term Loan Facility

On March 23, 2016, Majesco entered into a Loan Agreement (the “Loan Agreement”) with HSBC pursuant to which HSBC agreed to extend loans to Majesco in the amount of up to $10,000 and Majesco issued a promissory note to HSBC in the maximum principal amount of $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). The outstanding principal balance of the loan bears interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest was payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of $1,667 will be due and payable semi-annually. All principal and interest outstanding under the Note is due and payable on March 1, 2021. The Facility is unsecured and supported by a letter of credit issued by a bank of $10,000, which is secured by a cash pledge of the Group’s parent company, Majesco Limited. As of December 31, 2018, the Group had $6,667 outstanding under this Facility. As of December 31, 2018, the Group was in compliance with the terms of this Facility.

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

Receivable Purchase Facility

On January 13, 2017, Majesco and its subsidiaries, Majesco Software and Solutions Inc. (“MSSI”) and Cover-All Systems, jointly and severally entered into a Receivable Purchase Agreement with HSBC pursuant to which HSBC may advance funds against receivables at an agreed advance rate. The outstanding aggregate amount of all advances may not exceed a $10,000 facility limit. The facility bears interest at 2% plus the 90 day LIBOR rate. HSBC will also receive an arrangement fee equal to 0.20% of the facility limit and a facility review fee equal to 0.20% of the facility limit. Majesco will serve as HSBC’s agent for the collection of receivables, and Majesco will collect and otherwise enforce payment of the receivables. HSBC has a security interest in accounts of MSSI and Cover-All Systems. The term of the Receivable Purchase Agreement is for a minimum period of twelve months and shall continue unless terminated by either party. Either party may terminate the Receivable Purchase Agreement at any time upon 60 days’ prior written notice to the other party. The Receivable Purchase Agreement will provide additional liquidity to the Group for working capital and other general corporate purposes. On November 29, 2018, the Group amended the Receivable Purchase Agreement, to increase its limit to $15,000 until March 29, 2019, and $10,000 thereafter. HSBC will receive an arrangement fee of $10 in connection with this amendment. The amendment will provide additional liquidity to Majesco for mergers and acquisitions and other general corporate purposes. As of December 31, 2018, Majesco had $6,964 outstanding under this facility. Majesco used proceeds from this facility to repay existing indebtedness and for capital expenditures, working capital and other general corporate purposes.

Exaxe Facilities

Exaxe Limited has a receivables purchase agreement with AIB Commercial Finance Limited (“AIB Commercial”) pursuant to which AIB Commercial will purchase up to EUR 200 in receivables from Exaxe Limited on a discounted basis. In addition, Exaxe Limited has an overdraft facility with Allied Irish Banks, p.l.c. (“AIB”) of up to EUR 100. The facility has a variable interest rate and is reimbursable on demand at any time. This facility is secured by the assets of Exaxe Limited. As of December 31, 2018, there were no outstanding balances under these facilities.

Auto loan

MSSIPL has obtained an auto loan from HDFC Bank for the purchase of a vehicle. This loan is secured by the vehicle. The outstanding balance of the auto loan as of December 31, 2018 is $110.

Dividends and Redemption

We have declared and paid a cash dividend on our common stock only for our fiscal year 2000. It has otherwise been our policy to invest earnings in growth rather than distribute earnings as common stock dividends. This policy is expected to continue, but is subject to regular review by our Board of Directors.

Contractual Obligations

In the normal course of our business, we are party to a variety of contractual obligations as summarized in our Annual Report. These contractual obligations are considered by us when assessing our liquidity requirements. There have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business. We had borrowed $0 under the PCFC facility, $0 under the Combined Facility, $6,964 under our receivable purchase facility, $110 under our auto loan and $6,667 under our term loan with HSBC at December 31, 2018, compared to $0, $0, $5,262, $7 and $8,333, respectively, as of March 31, 2018.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and investments. We do not use derivative financial instruments to hedge our interest rate exposure. Our cash and cash equivalents and short term investments as of December 31, 2018 were $11,185 and $3,299, respectively.

We invest primarily in highly liquid, money market funds and bank fixed deposits. Because of the short-term nature of the majority of the interest-bearing securities we hold, we believe that a 10% fluctuation in the interest rates applicable to our cash and cash equivalents and investments would not have a material effect on our financial condition or results of operations.

The rate of interest on our PCFC facility, our Combined Facility, our receivable purchase facility and our term loan with HSBC and our auto loan which were in effect as of December 31, 2018, are variable and are based on LIBOR plus a fixed margin. As of December 31, 2018, we had $0, $6,964 and $0 in borrowings outstanding under our PCFC facility, our receivable purchase facility with HSBC and our Combined Facility, respectively. As of December 31, 2018, we had borrowed $6,667 and $110 under our term loan with HSBC and our auto loan, respectively. We believe that a 10% fluctuation in the interest rates applicable to our borrowings would not have a material effect on our financial condition or results of operations.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. However, payments to us by customers outside the U.S. are generally made in the local currency. Accordingly, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro Canadian dollar, Indian rupee, British pound, Malaysian ringgit, Singapore dollar, Irish pound and Mexican peso. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

We generated approximately 15.32% and 12.03% of our gross revenues outside of the United States for the three months ended December 31, 2018 and 2017, respectively, compared to 12.55% and 11.18% for the nine months ended December 31, 2018 and 2017, respectively. The effect of foreign exchange rate changes on cash and cash equivalents resulted in a gain of $115 and $212 for the three months ended December 31, 2018 and December 31, 2017, respectively, compared to a gain of $172 and $422 for the nine months ended December 31, 2018 and December 31, 2017, respectively. For the three months ended December 31, 2018 and December 31, 2017, we had a foreign exchange gain/(loss) of approximately $(126) and $(97), respectively, compared to a foreign exchange gain/(loss) of $489 and $(164) for the nine months ended December 31, 2018 and December 31, 2017, respectively.

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

The aggregate contracted U.S. dollar principal amounts of foreign exchange forward contracts (sell) outstanding as of December 31, 2018 amounted to $26,500. The aggregate contracted Great Britain Pound (“GBP”) principal amounts of foreign exchange forward contracts (sell) outstanding as of December 31, 2018 amounted to GBP 375. The outstanding forward contracts as of December 31, 2018 mature between one month to 36 months. As of December 31, 2018, we estimate that $(102), net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) are expected to be reclassified into earnings within the subsequent 36 months. The outstanding foreign exchange forward contracts in U.S. dollars as of December 31, 2018 are designated as in hedge relationship and there will be no impact on our statement of operations due to a strengthening or weakening of 10% in the foreign exchange rates.

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

	Assets		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of December 31, 2018
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$302	$53	$159	$339
Total	$302	$53	$159	$339

*     The noncurrent and current portions of derivative assets are included in ‘Other Assets’ and ‘Prepaid Expenses And Other Current Assets,’ respectively, and the noncurrent and current portions of derivative liabilities are included in ‘Other Liabilities’ and ‘Accrued Expenses And Other Liabilities,’ respectively in the Consolidated Balance Sheet.

For more information on foreign currency translation adjustments and cash flow hedges and other derivative financial instruments, see Notes 7 and 8 to our consolidated financial statements for the three and nine months ended December 31, 2018.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We may fail to realize all of the anticipated benefits of the acquisition of Exaxe, such benefits may take longer to realize than expected or we may encounter significant difficulties integrating Exaxe’s business into our operations. If the acquisition does not achieve its intended benefits, our business, financial condition, and results of operations could be materially and adversely affected.

We believe that the acquisition of Exaxe will result in certain benefits, including certain cost synergies, drive product innovations and operational efficiencies; however, to realize these anticipated benefits, the business of Exaxe must be successfully combined with our business. The combination of two independent businesses is a complex, costly, and time-consuming process that will require significant management attention and resources. The integration process may disrupt the businesses and, if implemented ineffectively, would limit the expected benefits of this acquisition to us. The failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.

The overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

·	the diversion of management’s attention to integration matters;
·	difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from the combination;
·	difficulties in the integration of operations and systems;
·	conforming standards, controls, procedures, accounting and other policies, business cultures, and compensation structures between the two companies;
·	difficulties in the assimilation of employees and corporate cultures; and
·	Challenges in attracting and retaining key personnel.

Many of these factors are outside of our control and any one of these factors could result in increased costs, decreases in the amount of expected revenues, and additional diversion of management’s time and energy, which could materially adversely impact our business, financial condition, and results of operations. In addition, even if the operations are integrated successfully, the full benefits, including the synergies, cost savings, revenue growth, or other benefits that are expected, may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of our businesses. All of these factors could decrease or delay the expected accretive effect of the acquisition, and negatively impact our business, operating results, and financial condition. As a result, we cannot provide any assurance that the acquisition of Exaxe will result in the realization of the full benefits that we anticipate.

If Exaxe Limited, a subsidiary of Exaxe, is not in compliance with its funding agreement with Enterprise Ireland, our business may be materially harmed.

In July 2016, Exaxe Limited, formerly the subsidiary of Exaxe, entered into a funding agreement with Enterprise Ireland pursuant to which Enterprise Ireland granted Exaxe Limited up to EUR 500 for purposes of research and development to be conducted in Ireland. Pursuant to the terms of the funding agreement, Exaxe Limited agreed to certain covenants including, among other things, ensuring that the controlling interest in Majesco or Exaxe Limited will not be changed without the prior written consent of Enterprise Ireland, not to use the grants for any purpose other than as set forth in the funding agreement, to comply with certain procurement and pay requirements, not to pledge or dispose of its grant-aided assets and to furnish Enterprise Ireland with audited accounts for each year until grants have been fully paid to Exaxe Limited. In the event that Exaxe Limited breaches any of the covenants contained in the funding agreement, Enterprise Ireland may, among other things, immediately cease making payments under the grant and/or seek repayment of any grants already paid to Exaxe Limited. In addition, in connection with the Exaxe Acquisition, we entered into a guarantee and indemnity agreement with Enterprise Ireland whereby we guaranteed payments owed by Exaxe Limited and agreed to indemnify Enterprise Ireland against any losses, liabilities and damages suffered as a result of any actions or otherwise incurred by Enterprise Ireland as a result of the failure by Exaxe Limited to pay amounts due pursuant to the terms of the funding agreement. In the event Enterprise Ireland ceases making payments or seeks repayment of any grants from either Exaxe Limited or us, our business may be materially harmed.

Our ability to operate and manage the Exaxe business will be subject to certain restrictions during the earnout period and the entire earnout will be due if we sell the business.

We may be required to make certain earnout payments during the fiscal years ended December 31, 2019, 2020 and 2021 pursuant to the terms of the Exaxe Acquisition. The entire earnout amount, less any portion already paid, will become due and payable upon a sale of beneficial interests in a majority of the outstanding shares of Exaxe or its subsidiary or a sale or other disposal in whole or substantial part of the undertaking or assets of Exaxe or its subsidiary before the end of the earnout period. We will also be restricted from making certain changes to the business of Exaxe, or diverting or redirecting Exaxe’s orders, revenue, customers, clients, suppliers or employees during the earnout period.

Item 5.	Other Information.

On December 6, 2018, the Group announced that it has filed a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission for the distribution at no charge to the holders of the Group’s outstanding common stock of non-transferable subscription rights to purchase shares of common stock. The Group intends to use the net proceeds from the rights offering to reimburse debt, fund future acquisitions and for general corporate purposes, including to fund any remaining payments in connection with the acquisition of Exaxe Holdings Limited.

Item 6.	Exhibits.

Exhibit No.	Description
2.1	Share Purchase Agreement between the Company and the sellers of securities of Exaxe Holding Limited (incorporated by reference to Exhibit 2.1 to Majesco’s Current Report on Form 8-K filed with the SEC on November 29, 2018)

10.1	Amendment to the Receivable Purchase Agreement, dated November 29,2018, by and between Majesco and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K filed with the SEC on December 4, 2018)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 formatted in extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2018 (Unaudited) and March 31, 2018; (ii) Consolidated Statements of Operations for the three and nine months ended December 31, 2018 and 2017 (Unaudited); (iii) Consolidated Statements of Cash Flows for the nine months ended December 31, 2018 and 2017 (Unaudited); and (iv) Notes to Consolidated Financial Statements (Unaudited).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO

Date: February 5, 2019	By:	/s/ Adam Elster
Adam Elster, Chief Executive Officer (Principal Executive Officer)

Date: February 5, 2019	By:	/s/ Farid Kazani
Farid Kazani, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

-46-