Form 10-K
period 2019-03-31
Majesco
filed 2019-05-30
CIK 1626853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2019

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 001-37466

MAJESCO

(Exact name of registrant as specified in its charter)

California	77-0309142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

412 Mount Kemble Ave., Suite 110C
Morristown, NJ	07960
(Address of principal executive offices)	(Zip code)

(973) 461-5200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.002 per share	MJCO	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $42,283,000.

As of May 24, 2019, there were 42,916,273 shares of the registrant’s common stock outstanding, par value $0.002 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the fiscal year end of March 31, 2019.

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

These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from those described in forward-looking statements contained herein include, but are not limited to:

●	our ability to achieve increased market penetration for our product and service offerings and obtain new customers;

●	our ability to raise future capital as needed to fund our growth and innovation plans;

●	growth prospects of the property & casualty and life & annuity insurance industry;

●	the strength and potential of our technology platform and our ability to innovate and anticipate future customer needs;

●	our ability to protect our intellectual property rights;

●	our ability to compete successfully against other providers and products;

●	our dependence on certain key customers and the risk of loss of these customers;

●	security breaches affecting our systems, software, applications, and products;

●	the unauthorized access, acquisition, disclosure, theft or compromise of proprietary or personal customer or consumer data and information;

●	the risk of telecommunication or technological disruptions;

●	our exposure to additional scrutiny and increased expenses as a result of being a public company;

●	our ability to identify and complete acquisitions, manage growth and successfully integrate acquisitions;

●	our financial condition, financing requirements and cash flow;

●	market expectations regarding our potential growth and ability to implement our short and long-term strategies;

ii

●	the risk of loss of strategic relationships;

●	the success of our research and development investments;

●	changes in economic conditions, political conditions and trade protection measures and licensing requirements in the United States and in the foreign jurisdictions in which we operate;

●	changes in laws or regulations affecting the insurance industry in particular;

●	changes in tax laws, including to the international transfer pricing regime;

●	restrictions and changes in laws on immigration;

●	our inability to achieve sustained profitability;

●	our ability to obtain, use or successfully integrate third-party licensed technology;

●	our ability and cost of retaining and recruiting key personnel or the risk of loss of such key personnel;

●	any adverse outcome of legal proceedings that may be commenced against us;

●	the risk that our customers internally develop new competitive products; and

●	the impact of new accounting standards and changes we may need to make in anticipation or as a result of these standards.

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

Unless otherwise indicated or the context requires otherwise, references in this report to “we,” “our,” “us,” “Majesco,” “Group,” the “Company” and similar expressions refer to Majesco and its subsidiaries on a worldwide consolidated basis after giving effect to the Majesco Reorganization (as defined herein). All currency amounts in this Annual Report on Form 10-K are in thousands unless indicated otherwise.

Overview

Majesco is a global leader of cloud insurance software solutions for insurance business transformation. We provide technology, expertise, and leadership that helps insurers modernize, innovate and connect to build the future of their business and the insurance industry at speed and scale. We do this by providing technology that connects people and businesses to insurance in ways that are innovative, hyper-relevant, compelling and personal. In addition to the United States, we operate in Canada, Mexico, the United Kingdom, Malaysia, Singapore, Ireland and India. With our CloudInsurer® solutions, we offer cloud-based core insurance platforms, along with distribution management and data and analytics solutions. With our Digital1st™ solutions we offer a cloud-native, digital engagement and microservices platform-as-a-service for the entire insurance business and an ecosystem of partners with apps that provide innovative data sources and capabilities. These solutions enable Property & Casualty/General Insurance (“P&C”), and Life, Annuities, Pensions and Group/ Voluntary Benefits (“L&A and Group”) providers to modernize and optimize their businesses across the end-to-end insurance value chain, better comply with policies and regulations, innovate with new business models, enter new markets, and launch new products and services for incumbents, greenfields and startups.

Using this portfolio of solutions including our core P&C, L&A and Group and LifePlus insurance platforms, data and analytics, distribution management and Digital1st Insurance, our customers can respond to evolving market needs, growth and innovation opportunities and regulatory changes, which enables agility, innovation and speed while improving the effectiveness and efficiency of their business operations.

Majesco is a California corporation which was incorporated in April 1992 under the name Mastek Software, Inc. In 1995, this name was changed to Majesco Software, Inc., which was changed to MajescoMastek in 2006 and to Majesco in October 2014.

Our principal offices are located at 412 Mount Kemble Ave., Suite 110C, Morristown, NJ 07960, and our telephone number is (973) 461-5200. Our principal website is www.majesco.com. Information on our website does not constitute a part of, nor is it incorporated in any way, into this Annual Report on Form 10-K.

Majesco Limited

Majesco Limited (“Majesco Limited”), a public limited company domiciled in India whose equity shares are listed on the BSE Limited (Bombay Stock Exchange) and the National Stock Exchange of India Limited, currently owns 70.16% of our issued and outstanding common stock.

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

In connection with the de-merger, 81.92% of Mastek’s then ownership interest in Majesco was transferred to a newly-formed company in India, called Majesco Limited, which was spun-off from Mastek. Mastek continues to own a 11.76% indirect minority interest in Majesco through its wholly-owned subsidiary, Mastek (UK) Ltd.

Exaxe Acquisition

On November 27, 2018 we entered into a share purchase agreement (the “SPA”) for the acquisition of all the issued share capital (collectively, the “Securities”) of Exaxe Holdings Limited, a private limited company incorporated in Ireland (“Exaxe”). Exaxe is an EMEA (Europe, the Middle East and Africa) based cloud software leader in the life, pensions and wealth management segment.  Headquartered in Dublin, Ireland, Exaxe serves a growing list of top European individual life, pensions and wealth management insurers. This acquisition will strengthen and expand the Group’s software offerings in EMEA for the individual life, pensions and wealth management market while complementing the Group’s software and Group focused customer base in the UK. On November 27, 2018, we consummated the purchase of 90% of the Securities. We have agreed to purchase, and the sellers have agreed to sell to us, the remaining 10% of the Securities on August 1, 2019.

In consideration for the purchase of the Securities, on November 27, 2018, we paid the sellers EUR 6,392. In addition, we agreed to make an additional payment to the sellers of EUR 717 for the remainder of the Securities on August 1, 2019. We also agreed to make certain earnout payments to the sellers if certain adjusted EBITDA (as defined in the SPA) targets for Exaxe are met.

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

Cover-All Technologies Merger

On June 26, 2015, Cover-All Technologies Inc. (“Cover-All”), a provider of core insurance software and business analytics solution primarily focused on commercial lines for the P&C insurance industry, merged into Majesco, with Majesco as the surviving corporation.

Cover-All’s customers included insurance companies, agents, brokers and managing general agents (“MGAs”) throughout the United States and Puerto Rico. Cover-All’s software solutions and services are designed to enable customers to introduce new products quickly, expand their distribution channels, reduce costs and improve service to their customers. Cover-All’s business analytics solution enables customers to leverage their information assets for real time business insights and for better risk selection, pricing and financial reporting.

In connection with the merger, we listed our common stock on the NYSE American under the symbol “MJCO” and began trading under this symbol following the consummation of the merger. Effective on February 26, 2019, we transferred the listing of our common stock and began trading on the Nasdaq Global Market under the symbol “MJCO.”

Agile Asset Acquisition

On January 1, 2015, we acquired substantially all of the insurance consulting business of Agile Technologies LLC, a business and technology management consulting firm (“Agile”).

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

Financial Statements Presentation

Our fiscal year ends March 31. Accordingly, references in this Annual Report on Form 10-K to “fiscal 2019” mean the fiscal year ended March 31, 2019, references to “fiscal 2018” mean the fiscal year ended March 31, 2018, references to “fiscal 2017” mean the fiscal year ended March 31, 2017, references to “fiscal 2016” mean the fiscal year ended March 31, 2016 and references to “fiscal 2015” mean the fiscal year ended March 31, 2015.

Business

We have been operating in the insurance industry for more than twenty-five years, successfully partnering with market leading insurance companies, large brokers, MGAs and reinsurers to enable them to modernize their business by replacing legacy systems in a private or public cloud to keep and grow today’s business, optimize their business by implementing data and digital capabilities to protect and grow their customer base, and create their new business for tomorrow by launching new business models and innovative products, reach new markets and expand distribution channels to capture a new generation of customers.

We provide technology, expertise, and leadership that helps insurers modernize, innovate and connect to build the future of their business and the industry at speed and scale. We do this by providing technology that connects people and businesses to insurance in ways that are innovative, hyper-relevant, compelling and personal. Our portfolio of solutions enable our customers to respond to evolving market needs, growth and innovation opportunities and regulatory changes, which enables agility, innovation and speed while improving the effectiveness and efficiency of their business operations. We offer a portfolio of platform solutions for all lines of business and all tiers of insurers, MGAs, brokers and reinsurers. The portfolio includes core insurance platform solutions for policy, rating, underwriting, billing, claims, distribution management, digital, data and analytics and an ecosystem of partners with “apps” that provide access to innovative data sources and capabilities.

Long-term, strong customer relationships are a key component of our success given the long-term nature of our contracts, and provide an opportunity for deeper relationships using our portfolio of solutions. They provide critical customer references for new sales. Our customers range from some of the largest global tier one insurers, brokers and reinsurers in the industry to mid-market insurers, MGAs, startups and greenfields across all lines of business. As of March 31, 2019, we served approximately 200 insurance companies on a worldwide basis. For fiscal 2018, fiscal 2017, fiscal 2016 and fiscal 2015, we served approximately 160, 148, 149 and 108 insurance companies on a worldwide basis, respectively.

We generate revenue from our global software product led business, including insurance delivery and consulting services. The software business is primarily driven through deployment on the cloud or on-premise deployment. Over the last few quarters, we have seen a significant shift in demand for the cloud model over the on-premise model. The shift to cloud offers speed to value, including speed to implementation, speed to market and speed to revenue with low upfront investments for the customer. The revenues from the cloud model are driven by monthly subscriptions on deployment. The on-premise model generates revenues from the licensing of our proprietary software (perpetual or annual license fees) which includes base product support as well. Our portfolio of solutions offers rich, out-of-the-box content and capabilities that can be rapidly deployed on the cloud or on-premise and from which the customer can derive value on day one. The customer may also elect to engage Majesco for configuration and customer specific services work as needed for both modes of deployment. License fees, support and maintenance and cloud subscription fees are usually managed through multi-year agreements, typically over a period of five to seven years.

Insurance services revenues are primarily driven by professional services offered in delivery and consulting areas to enable customer business transformation or help with specific requirements for a project.

For the past several years, we have:

●	released major version updates for the L&A and Group core software — Majesco Policy for L&A and Group, Majesco Billing for L&A and Group, Majesco Claims for L&A and Group;

●	released major version updates for P&C core software — Majesco Policy for P&C, Majesco Billing for P&C, and Majesco Claims for P&C;

●	released major version updates for Majesco Distribution Management;

●	launched and released a new version of Majesco Data and Analytics Platform;

●	released major updates to the Majesco CloudInsurer™ platform;

●	launched a major new solution portfolio, Majesco Digital1st Insurance™ inclusive of Majesco Digital1st Engagement ™, Majesco Digital1st EcoExchange™ and Majesco Digital1st Platform™;

●	added new partners, including a growing number of InsurTech data and solution partners as part of the EcoExchange™;

●	announced a strategic partnership with IBM to jointly offer a new cognitive, cloud-based platform to help insurance carriers worldwide create new services on IBM Cloud;

●	announced a strategic partnership with Capgemini to help L&A insurers transform their business and support their Third Party Administration business;

●	Transformed our platform and SaaS solutions to provide out-of-the-box rich content, pre-configured capabilities and seamless monthly software and content updates for all our solutions;

●	actively provided leadership, engagement and supported InsurTech, including active participation in a number of accelerators;

●	established a strong cloud-based core insurance customer base with 54 customers;

●	demonstrated a forward-thinking focus on the intersection of business and consumer technology trends relevant to the insurance industry and established ourselves as an industry thought leader through our published primary and secondary research / thought leadership reports that defines where the business is going rather than simply following;

●	cultivated and expanded our client base of over 200 customers across all tiers including 18 greenfield/start-ups; and

●	generated revenues of $139.9 million, $123.0 million, $121.8 million, $113.3 million and $79.3 million in fiscal 2019, fiscal 2018, fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

Overview of the Insurance Industry

The insurance industry is large, fragmented, highly regulated and complex, and in the midst of profound change fueled by trends including people, technology and market boundaries that are converging and pushing a sometimes slow-to-adapt industry. The pace of change and disruption is creating leaps in innovation, challenging traditional business assumptions, operations, processes and products of the last 30 to 50 years. Increasing competition, emergence of InsurTech, emerging technologies, new customer behaviors and changing customer expectations are pushing insurers, MGAs, brokers and reinsurers to make their business more agile, drive speed to market for new products, reach new markets, expand channels and respond quickly to market changes in a new digital era of insurance.

In late 2018, A.M. Best released the results of a global insurance survey regarding insurers’ attitudes toward innovation. A key finding was that “nearly 9 out of 10 respondents from more than 450 insurance companies said that innovation was moderately to extremely critical to their organization’s success.” However, “only 25 percent of insurers said they were willing to significantly disrupt their current processes for innovation initiatives.”

As a result, many insurers are experiencing increased operational risk and financial loss due to the inadequacy of their existing legacy core systems to meet the needs of a new digital era of insurance. The inherent functional and technical limitations of these systems have impeded insurers’ ability to innovate and grow profitability while continuously adapting to the rapidly evolving expectations of consumers, commercial and government insurance customers. Most organizations cannot simply flip off one switch (traditional business model and products administered on traditional systems) and flip another on (new business model and products on modern, flexible systems that will handle digital integration and better data acquisition and analysis). The shift will require steps. To grow and succeed in this new era, insurers are taking three paths to the future of insurance: modernizing, optimizing and creating new models.

These paths operate as both a bridge and a proving ground, with the traditional system still operational as a firm foundation while the new foundation for the future of insurance is being constructed.

Our Solutions

To enable insurers to make the shift, we provide technology, expertise, and leadership that helps insurers modernize, innovate and connect to build the future of their business and the industry at speed and scale.

Our solutions support a two speed strategy: Speed of Operations for the traditional business model with mature core systems and processes with incremental improvements and Speed of Innovation for agile, fast and minimum viable product (MVP) models to explore, test and learn new business opportunities. We provide core, digital and data insurance software solutions primarily via our managed cloud/SaaS model (private, public or hybrid) infrastructure and continue to offer our solutions via an on-premises license and support model, with the option to move to the cloud/SaaS model in the future. Our delivery and consulting services support our customers’ implementations and ongoing needs.

Our software solutions connect people and businesses to insurance in ways that are innovative, hyper-relevant, compelling and personal. These solutions are designed to provide insurance carriers with the core, digital and data capabilities required to effectively manage, grow and innovate their business at speed and scale to meet the fast changing market dynamics and opportunities. Our solutions are comprised primarily of:

●	core insurance software platform solutions for all lines of business in the insurance industry;

●	digital engagement and microservices platform-as-a-service for the entire insurance business;

●	an ecosystem of partner “apps” that provide innovative data sources and capabilities to extend the core systems;

●	data and analytics platform including an enterprise data warehouse and business intelligence;

●	distribution management solutions to enable channel compensation and management; and

●	delivery and consulting services that support business transformation implementations and ongoing support needs.

Technology Solutions

Majesco CloudInsurer™ Solutions

We deliver cloud software platform solutions that support all lines of business for P&C, L&A and Group to enable growth and innovation strategies. These include:

●	Majesco P&C Core Suite inclusive of Majesco Policy for P&C, Majesco Billing for P&C and Majesco Claims for P&C;

●	Majesco L&A and Group Suite inclusive of Majesco Policy for L&A and Group, Majesco Billing for L&A and Group, and Majesco Claims for L&A and Group;

●	Majesco LifePlus Solutions inclusive of Majesco Life AdminPlus, Majesco Life IllustratePlus, Majesco Life DistributionPlus, and Majesco Life AdvicePlus;

●	Majesco Distribution Management; and

●	Majesco Insurance Data & Analytics Platform inclusive of Majesco Enterprise Data Warehouse.

Majesco Digital1st Insurance™ Solutions

●	Majesco Digital1st Platform™ is a SaaS insurance platform with pre-built insurance capabilities for both property/casualty and life and annuities.

●	Majesco Digital1st Engagement™ is a next generation digital engagement beyond portal and mobile with insurance-specific content for personalized customer experience.

●	Majesco Digital1st EcoExchange™ is a next generation partner ecosystem hub, using third-party services with a standard semantic layer for easy integration and a true “plug-and-play” environment for both traditional and InsurTech partners. EcoExchange differs from other industry offerings in that it works as an app store with application programming interface, or API-based services rather than as a code repository. Types of apps available through EcoExchange can range from a non-interactive service call all the way to a comprehensive solution that can orchestrate multiple provider services, including interactive conversations.

Our Growth Strategy

We aim to continue our leadership in insurance software platforms for growth and innovation. As a premier provider of modern technology solutions to support the current and future needs of the insurance industry, we provide expertise in insurance domain combined with innovative technology solutions to help the industry achieve a digital business transformation as the shift to the future of insurance gains momentum. We intend to expand our leadership as a provider of innovative, cloud insurance platform solutions that are growing in-line with the market, with expanding revenue, margin, customer base, market share and valuation. We have a multi-year growth strategy with a blend of organic, partnership, and M&A focus. The key elements of our strategy include:

●	P&C Market - P&C remains core to the Majesco success story; purposeful product investments and growth into new customers – traditional, start-ups and greenfields - expanding and deepening existing customer relationships through cross-sell, and upselling existing customers by upgrading and moving to them to the cloud.

●	L&A and Group Market – The L&A and Group market opportunity is significant and we believe there is no existing dominant competitor that supports both individual and group/voluntary benefits. We intend to proactively expand our customer base in North America and Europe as well as cross-selling to our existing customer base.

●	Digital True SaaS Market Opportunity – The rapid shift to true SaaS while initially small is the fastest growing opportunity for which Majesco Digital1st Insurance™ offers a first-mover opportunity.

●	With increased focus on growth and innovation as indicated by AM Best and Standard & Poors’ rating evaluations, Majesco offers a differentiating growth and innovation platform that accelerates time to market opportunities for insurers to introduce new business models, new products and services and reach new markets rapidly – often in less than 12 weeks, which provides a test and lean cost-effective and scalable solution.

●	Expanded Partnerships – Strategic partnerships are key to unlocking Tier 1 and 2 customer opportunities while providing a cost-effective and scalable way to enter new markets. We will build on our existing partnerships with IBM, Capgemni and Deloitte and seek new strategic partnerships to extend our reach.

●	Mergers and acquisitions (M&A) – We will continue to look at M&A opportunities with a focus on strategic tuck-ins, IP, high growth, high multiple emerging opportunities with strong next gen strategic positions; or larger, more mature businesses with stable and compelling revenue and EBITDA projections that provide adjacencies or new marker spaces.

Our differentiators in the market are foundational to our growth strategy. These include:

●	People - Unparalleled industry expertise, domain knowledge and customer focus. We are busy creating the future of insurance and delivering innovation as quickly as insurers’ businesses and customers demand.

●	Technology - Recognized in the market for innovation and vision. Cloud, microservices API-enabled, rich content and functionality software solutions to help carriers transform complexity into simple experiences that make innovation faster and easier.

●	Expertise - As one of the first in the industry to move to the cloud we help insurers execute their digital transformation strategies.

●	Thought Leadership - We intend to continue to proactively strengthen our brand and reputation, enhance market awareness of our solutions, and thought leadership market position as a strategic partner for the insurance industry.

●	Partners - Major companies that are investing heavily in the insurance industry. We believe partnering with the best and brightest will only improve our ability to support our customers as they shape the future. As part of our digital solutions, it is essential that we also have technology partnerships with InsurTechs and other insurance-related solutions. These relationships extend Majesco’s value and connect our clients with innovative capabilities and solutions that matter.

●	Customers – Strategic customer partnerships are foundational to our business. We will continue to enhance our customer-centric business model that deepens relationships, provides a single point of accountability and offers opportunities to extend the relationship with our solutions.

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

MajescoMastek®, Majesco®, Elixir®, Agile Technologies®, CloudInsurer®, Majesco CloudInsurer®, Digital1st™, Majesco Digital1st®, Cover-All®, Advice Plus®, Admin Plus®, Illustrate Plus® and Channel Plus® are trademarks of Majesco.

Competition

The insurance technology solution provider market is highly competitive and fragmented. The market is rapidly changing due to new technology, shifting customer needs, new customer expectations and introductions of new and innovative business models, products and services.

Based on our forward-thinking and research, we early on identified a technology shift from “old technology monolithic or componentized solutions primarily on-premise” to “modern technology componentized solutions moving to cloud, microservices and API” and now to “next generation” cloud, microservices, data/AI and API based solutions. Our solutions are in “modern” and “next-generation” categories.

As a result of this shift, our competitors vary in size and in the breadth and scope of the products and services offered based on these three categories, including traditional and new/startup competitors. Our current principal competitors include, but are not limited to, the following:

Area of Product/Service	Competitors

“Old” Technology	Guidewire Software, Inc., Insurity, Accenture, Sapiens International Corporation, Instec

“Modern” Technology	Duck Creek, InsurSoft, CodeObjects, FAST, Oracle, EIS

“Next-Gen” Technology	Socotra, Britecore, Solartis, Instanda

Some of our current and potential direct competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than we do, greater brand recognition and, we believe, a larger base of customers. With our “modern and next-gen” platform and SaaS solutions, however, we believe that we have developed an edge as a quickly-evolving provider that combines deep experience with a commitment to supporting digital experimentation and emerging business models, helping insurers modernize, innovate and connect to build the future of their insurance at speed and scale.

Sales and Marketing

We market our solutions portfolio through an integrated sales and marketing platform through digital, direct and partner channels. Our direct sales are driven by our digital marketing creating queries (i.e. thought leadership downloads, website visits/inquiries, webinar registrations, SEO/SEM, social media, podcasts, email and more) that drive lead generation opportunity for qualification. Our client partners work with existing customers, and our direct sales teams work with assigned accounts to provide a consultative approach. Strategic partnerships are important to our sales efforts because they influence buying decisions, help us to identify sales opportunities and complement our software and services with their domain expertise and professional services capabilities.

We have a strategic marketing program that conducts a broad range of integrated marketing programs, campaigns and sales plays that leverage thought leadership and other content developed by us, including, press relations, media relations, industry research analyst relations, social media, industry tradeshows, roundtables, videos, webinars, podcasts, emails and website. We work closely with partners and other third parties to conduct joint marketing campaigns that generate growth in the sales pipeline.

At the end of 2018, we refreshed our brand and launched a new website.

Major Customers

As of March 31, 2019, 2018 and 2017, our product line was in use in approximately 200, 160 and 148 insurance companies worldwide, respectively. We had one customer in fiscal 2019 and no customer in fiscal 2018 contributing 10% or more of total revenues.

For fiscal 2019, fiscal 2018 and fiscal 2017 our top five customers generated approximately 28.6%, 28.4% and 27.1% of revenue, respectively. We expect that the top five customers will continue to account for a significant portion of revenue for the foreseeable future.

Backlog

As of March 31, 2019, we had unrecognized licenses and support services or professional services backlog of unbilled work totaling $96,900, which are expected to be recognized by March 31, 2020.

As of March 31, 2018, we had unrecognized licenses and support services or professional services backlog of unbilled work totaling $90,600, which we recognized as of March 31, 2019.

Research and Development

We continue to enhance the business and technical capabilities of our market leading solution portfolio for insurance carriers through consistent significant research and development (“R&D”) investment in core platform software, cloud, distribution, data, digital and services for innovative and scalable solutions. For fiscal 2019 we spent $19,289 on R&D compared to $17,250 in fiscal 2018.

The continued investments in R&D has enabled us to take our solutions based offerings and transform them in to out of the box, ready to use solutions which today has significantly shortened the time to deploy and increased the speed to value for the customer. We intend to continue to invest in our future roadmap to further bolster our portfolio of offerings in line with the future of insurance.

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

Our future liquidity and capital resource requirements will depend on many factors, including, but not limited to, the following trends and uncertainties we face and those described in “Item 1A. Risk Factors”:

●	Our ability to generate cash is subject to general economic, financial, competitive and other factors beyond our control.

●	Our need to invest resources in product development in order to continue to enhance our current products, develop new products, attract and retain customers and keep pace with competitive product introductions and technological developments.

●	We experience competition in our industry and continuing technological changes.

●	Insurance companies typically are slow in making decisions and have numerous bureaucratic and institutional obstacles, which can make our efforts to attain new customers difficult.

●	We compete on the basis of insurance knowledge, products, services, price, technological advances and system functionality and performance.

We do not expect for there to be a need for a change in the mix or relative cost of our sources of capital.

Employees

As of March 31, 2019, we had 2,682 full-time employees and no part-time employees on a worldwide basis. In addition, as of March 31, 2019, we actively received services from a total of 108 individuals in their capacities as independent contractors.

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

For fiscal 2019, we had one customer contributing 12.4% of total revenues and our top five customers, in the aggregate, generating approximately 28.6% of total revenues. We expect that our top five customers will continue to account for a significant portion of our revenues for the foreseeable future. For fiscal 2018, we had one customer contributing 9.0% of total revenues and our top five customers, in the aggregate, generating approximately 28.4% of total revenues. For fiscal 2017, we had one customer contributing 7.5% of total revenues and our top five customers, in the aggregate, generating approximately 27% of total revenues. We have had in the past large customers terminate their relationship with us and it is possible that any of our large customers could decide to terminate their relationship with us in the future. The loss of one or more of our top five customers, or a substantial decrease in demand by any of those customers for our services and solutions, could have a material adverse effect on our business, results of operations and financial condition. Additionally, our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenues and lower average selling prices and gross margins, all of which could harm our operating results.

Our information systems, like those of other software and technology companies, are vulnerable to the threat of cyber security and data privacy risks.

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

We are subject to data security and data privacy laws that are becoming more widespread, burdensome, and increasingly require notification of security breaches to affected individuals, regulators, customers, and other third-parties. The occurrence of a security breach impacting our systems, software, applications, or products, or the claim that the Company has suffered such a security breach, whether accurate or not, could result in adverse publicity, loss of customer confidence, increased costs, lost sales and profits, criminal penalties, civil liabilities, and reputational harm. This could lead to the loss of current and potential customers. In addition, a security breach may require us to expend significant capital and other resources to respond to, remedy, mitigate, alleviate, and further protect against the security breach and related problems. We may also be required to make significant expenditures to repair our systems, software, applications, and products in the event that they are damaged or destroyed or if the delivery of our services to our customers is disrupted; this could result in harm to our business and operations. Further, we may not be able to remedy these problems in a timely manner, or at all. Even the perception that the privacy of proprietary or personal information is not satisfactorily protected or does not meet regulatory requirements or that our systems, software, applications, and products are unsecure or unstable could inhibit sales of our products or services, and could limit adoption of our products and services. The insurance we carry may not provide coverage adequate to compensate us fully for losses that may occur or litigation that may be instituted against us in these circumstances.

Additionally, the U.S. Federal Trade Commission and state consumer protection authorities have brought a number of enforcement actions against U.S. companies for alleged deficiencies in their data security practices, and they may continue to bring such actions. Enforcement actions, which may or may not be based upon actual cyber attacks or security breaches, or other disclosures of personal or proprietary information, present an ongoing risk to us, could result in a loss of customers, damage to our reputation and monetary damages. Other liability could include claims from customers or consumers alleging misrepresentation or violation of our privacy and data security practices, as well as claims alleging unfair and deceptive trade practices, negligence, or breach of contract. Any such liability could decrease our profitability and materially adversely affect our financial condition.

We face intense and growing competition. If we are unable to compete successfully, our business will be seriously harmed through the loss of customers or increased negative pricing pressure.

The market for our services and solutions is extremely competitive. Our competitors vary in size and in the variety of services and solutions they provide.

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

Our continued success is largely dependent on the personal efforts and abilities of our executive officers and senior management, including our Chief Executive Officer, our President and our executive management team. Our success also depends on our continued ability to attract, retain, and motivate key employees throughout our business. In particular, we are substantially dependent on our skilled technical employees and our sales and customer service employees. Competition for skilled technical, sales and customer service professionals is intense and our competitors often attempt to solicit our key employees and may be able to offer them employment benefits and opportunities that we cannot. There can be no assurance that we will be able to continue to attract, integrate or retain additional highly qualified personnel in the future. In addition, our ability to achieve significant growth in revenue will depend, in large part, on our success in effectively training sufficient numbers of technical, sales and customer service personnel. New employees require significant training before they achieve full productivity. Our recent and planned hires may not be as productive as anticipated, and we may be unable to hire sufficient numbers of qualified individuals. If we are not successful in retaining our existing employees, or hiring, training and integrating new employees, or if our current or future employees perform poorly, growth in the sales of our services may not materialize and our business will suffer.

Risks associated with potential acquisitions and expansion activities or divestitures may disrupt our business and adversely affect our operating results.

From time to time, we consider acquisitions and may consider divestitures. Acquisitions and divestitures involve numerous risks, including identifying attractive target acquisitions, undisclosed risks affecting the target, difficulties integrating acquired businesses, the assumption of unknown liabilities, potential adverse effects on existing business relationships with current customers and suppliers, the diversion of our management’s attention from other business concerns, and decreased geographic or customer diversification.

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

We may be subject to significant liability claims if our core system software fails and the limitation of liability provided in our agreements may not protect us, which may adversely impact our financial condition.

Our agreements with our customers contain provisions designed to limit our exposure to potential liability claims. It is possible, however, that the limitation of liability provisions contained in such agreements may not be enforced as a result of international, federal, state and local laws or ordinances or unfavorable judicial decisions. Breach of warranty or damage liability or injunctive relief resulting from such claims could have a material and adverse impact on our results of operations and financial condition.

Certain of our software products may be deployed through cloud-based implementations, and if such implementations are compromised by data security breaches or other disruptions, our reputation could be harmed, and we could lose customers or be subject to significant liabilities.

Although some of our software products typically are deployed on our customers’ premises, our customers may at times require our products to be deployed in cloud-based environments, in which our products and associated services are made available using an Internet-based infrastructure. At times, in cloud deployments, the infrastructure of third-party service providers is used by the customers at their own behest, which may be vulnerable to cyber-attacks, security breaches, computer viruses, telecommunications failures, power loss and other system failures, disruptions and attacks.

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

If we fail to successfully manage any changes to our business model, our results of operations could be harmed.

To address demand trends in the insurance industry, we now offer customers the use of our software products through a cloud-based offering in addition to our on-premises offering. Our software and cloud services involve the storage and transmission of data, including in some cases, personal data, and security breaches could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations and other liabilities for us. In addition, market acceptance of our cloud-based offerings may be affected by a variety of factors, including but not limited to: price, security, reliability, performance, customer preference, public concerns regarding privacy and the enactment of restrictive laws or regulations. Whether our product development efforts or business model transition will prove successful and accomplish our business objectives is subject to numerous uncertainties and risks, including but not limited to: customer demand, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, tax and accounting implications, and our costs. In addition, the metrics we and our investors use to gauge the status of our business model transition may evolve as significant trends emerge. If we are unable to successfully establish our current and new cloud offerings in light of the foregoing risks and uncertainties, our reputation could suffer and our results of operations could be harmed, which may cause our stock price to decline.

Incorrect or improper use of our products or our failure to properly train customers on how to utilize our products could result in customer dissatisfaction and negatively affect our business, results of operations, financial condition and growth prospects.

Our products are complex and are deployed in a wide variety of network environments. The proper use of our products requires training of the customer. If our products are not used correctly or as intended, inadequate performance may result. Our products may also be intentionally misused or abused by customers or their employees or third parties who are able to access or use our products. Because our customers rely on our products, services and maintenance support to manage a wide range of operations, the incorrect or improper use of our products, our failure to properly train customers on how to efficiently and effectively use our products, or our failure to properly provide maintenance services to our customers may result in negative publicity or legal claims against us. Also, as we continue to expand our customer base, any failure by us to properly provide these services will likely result in lost opportunities for follow-on sales of our products and services.

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

We have offices and operations in various countries around the world and provide services and solutions to clients globally. For fiscal 2019, approximately 87% of our revenues were attributable to the North American region, approximately 7% were attributable to the European region, and approximately 6% were attributable to the rest of the world, primarily the Asia-Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters and multiple legal and regulatory systems, our results of operations could be adversely affected.

Our international sales and operations subject us to additional risks that can adversely affect our business, results of operations and financial condition.

Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:

●	increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;

●	longer payment cycles and difficulties in enforcing contracts and collecting accounts receivable;

●	the need to localize our products and licensing programs for international customers;

●	lack of familiarity with and unexpected changes in foreign regulatory requirements;

●	increased exposure to fluctuations in currency exchange rates;

●	the burdens of complying with a wide variety of foreign laws and legal standards;

●	compliance with anticorruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, particularly in emerging market countries;

●	import and export license requirements, tariffs, taxes and other trade barriers;

●	increased financial accounting and reporting burdens and complexities;

●	weaker protection of intellectual property rights in some countries;

●	multiple and possibly overlapping tax regimes; and

●	political, social and economic instability abroad, terrorist attacks and security concerns in general.

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

Several of our operating subsidiaries are located outside the United States, including India, Singapore, Malaysia, the United Kingdom, Canada and Ireland and a number of our officers, directors and executive management reside abroad. Many of our assets are located in countries outside the United States. As a result, you may be unable to effect service of process upon our affiliates who reside outside the United States except in their jurisdiction of residence. In addition, you may be unable to enforce outside of the jurisdiction of these affiliates’ residence judgments obtained against these individuals or entities in courts of the United States, including judgments predicated solely upon the federal securities laws of the United States. You may also have difficulty gaining access to assets of us or our affiliates located outside the United State to the extent necessary to satisfy a judgment against us or one of our affiliates. In particular, should you seek to enforce a judgment of a United States court against us or one of our affiliates, directors or officers in a jurisdiction outside the United States, you may be unable to obtain recognition or enforcement of some or all of the amount of damages or other remedies awarded by the United States court. You may also be required to comply with laws or regulations applicable to relevant jurisdiction governing the repatriation of any money damages recovered from a court in such jurisdiction to the United States or another country.

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

We cannot be sure that our services and solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of others. Third parties may assert against us or our customers claims alleging infringement of patent, copyright, trademark, or other intellectual property rights to technologies or services that are important to our business. Infringement claims could harm our reputation, cost us money and prevent us from offering some services or solutions. In our contracts, we generally agree to indemnify our clients for certain expenses or liabilities resulting from potential infringement of the intellectual property rights of third parties. In some instances, the amount of our liability under these indemnities could be substantial. Any claims that our products, services or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, may result in significant costs in defending and resolving such claims, and may divert the efforts and attention of our management and technical personnel from our business. In addition, as a result of such intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:

●	pay third-party infringement claims;

●	discontinue using, licensing, or selling particular products subject to infringement claims;

●	discontinue using the technology or processes subject to infringement claims;

●	develop other technology not subject to infringement claims, which could be costly or may not be possible; and/or

●	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms.

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

We are an emerging growth company and a smaller reporting company under U.S. securities laws and intend to take advantage of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, which could make our common stock less attractive to investors.

We are an emerging growth company and smaller reporting company and may take advantage of certain exemptions from various reporting requirements that are otherwise applicable to public companies that are not emerging growth companies including, but not limited to:

●	not being required to comply with the auditor attestation requirements regarding internal controls under Section 404 of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements;

●	exemptions from the requirements of holding a non-binding shareholder advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved;

●	exemption from the requirement to provide pay for performance disclosure; and

●	exemption from the requirement to provide compensation ratio disclosure.

We also intend to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies provided under the Jumpstart Our Business Startups (“JOBS”) Act. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.

Moreover, we also are eligible under the JOBS Act for an exemption from compliance with any requirement that the Public Company Accounting Oversight Board may adopt regarding mandatory audit firm rotation or supplements to the auditor’s report providing additional information about the audit and the financial statements. We may take advantage of these reporting exemptions until we no longer are an emerging growth company.

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

Our status as an emerging growth company and smaller reporting company may make it more difficult to raise capital as and when we need it.

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

We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements of the NASDAQ. As a result, our shareholders do not have the same protections afforded to shareholders of companies that are subject to such requirements and the interests of our controlling shareholder may be different from other holders of our common stock.

Majesco Limited owns 70.16% of our issued and outstanding common stock. As a result, we are a “controlled company” within the meaning of the NASDAQ corporate governance standards. Under the NASDAQ rules, a controlled company is a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. A controlled company may elect not to comply with certain NASDAQ corporate governance requirements, including the requirements that:

●	a majority of our Board of Directors consist of independent directors;

●	director nominees be selected or recommended to the Board of Directors by a majority of independent directors or a nominating committee that is composed entirely of independent directors and that we have a written charter or board resolutions addressing the nominations process; and

●	we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We are currently utilizing, and intend to continue to utilize, the exemption relating to the compensation committee and nominating committee, and we may utilize this exemption for so long as we are a controlled company. Accordingly, our shareholders do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of NASDAQ.

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

Under Section 1203 of the California Corporations Code (“CCC”), if an “interested person” makes an offer to purchase the shares of some or all of our shareholders, we must obtain an affirmative opinion in writing as to the fairness of the offering price prior to completing the transaction. If after receiving an offer from such an “interested person”, we receive a subsequent offer from a neutral third party, then we must notify our shareholders of this offer and afford each of them the opportunity to withdraw their consent to the “interested person” offer.

Moreover, even if shareholders may consider such a transaction to be favorable to them, the CCC may effectively prohibit a cash-out merger of minority shareholders by a majority shareholder of Majesco without the unanimous approval of the merger by our shareholders, which is often difficult to achieve in the case of a public company. Under Sections 1101 and 1101.1 of the CCC, a merger with a majority shareholder for cash consideration requires unanimous shareholder approval, except where (i) the party interested in effecting the merger already owns 90% or more of the voting power of the combined company (and could, therefore, accomplish such a cash-out of minority shareholders by means of a “short-form” merger without the need for approval by the combined company’s shareholders) or (ii) the California Commissioner of Corporations has granted its consent. In addition, under our articles of incorporation and bylaws, certain provisions may make it difficult for a third party to acquire us, or for a change in the composition of our Board of Directors or management to occur.

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

The overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

●	the diversion of management’s attention to integration matters;

●	difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from the combination;

●	difficulties in the integration of operations and systems;

●	conforming standards, controls, procedures, accounting and other policies, business cultures, and compensation structures between the two companies;

●	difficulties in the assimilation of employees and corporate cultures; and

●	challenges in attracting and retaining key personnel.

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

The transformation of our business from primarily selling solutions, which required lot of implementation services and customizations to ready out of the box offerings, may result in seasonality of revenue.

The transformation of our business from primarily selling solutions, which required substantial implementation services and customizations, to ready out of the box offerings, will impact the way we have been recognizing our term and annual license fees in the past. While in the past our obligation to the customer was through the end of the life of the contract due to the nature of the software that was provided to the customer, the new ready out of the box, single package solutions will end our obligation on the license at the time when the product is considered as handed over to the customer. This will now require us to either recognize the entire committed license fee upfront or over the implementation period. This will increase the seasonal impact on our new multi-year annual license fees or term license fees.

Risks Related to Our Common Stock

If we are unable to maintain the listing standards of the Nasdaq Global Market, our common stock may be delisted, which may have a material adverse effect on the liquidity and value of our common stock.

Our common stock is traded on the Nasdaq Global Market. To maintain our listing on the Nasdaq Global Market, we must meet certain financial and liquidity criteria. The market price of our common stock has been and may continue to be subject to significant fluctuation as a result of periodic variations in our revenues and results of operations. If we fail to meet any of the Nasdaq Global Market’s listing standards, we may be delisted. In the event of delisting, trading of our common stock would most likely be conducted in the over the counter market on an electronic bulletin board established for unlisted securities, which could have a material adverse effect on the market liquidity and value of our common stock.

Holders of our common stock may have difficulty in selling those shares.

While our common shares trade on the Nasdaq Global Market, our stock is thinly traded and investors may have difficulty in selling their shares. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained. Brokers effecting transactions in our common stock may also be subject to additional sales practice requirements under certain Exchange Act rules, including making inquiries into the suitability of investments for each customer or obtaining a prior written agreement for the specific stock purchase. Because of these additional obligations, some brokers will not effect transactions in our common stock.

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

We lease office space in the United States, Canada, the United Kingdom, Malaysia, Singapore, India and Ireland. We lease approximately 37,220 square feet in the United States; approximately 110 square feet in Canada; approximately 3,893 square feet in Malaysia; approximately 200 square feet in Singapore; approximately 190 square feet in the United Kingdom; approximately 178,759, square feet in India; and approximately 4,000 square feet in Ireland.

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

On January 24, 2018, Majesco Software and Solutions Inc. (“MSSI”), a subsidiary of Majesco, received a summons with notice filed in the Supreme Court of the State of New York by a customer, Alamance Services Inc.  (“Alamance”), alleging a purported breach of services and license agreement by MSSI. In the summons, Alamance sought compensatory damages (including lost profits) of an amount of at least $10 million, pre-and post-judgment interest and costs and fees. On March 12, 2019, MSSI and Alamance signed a Settlement Agreement and Release settling such action. Pursuant to the terms of the Settlement Agreement, MSSI paid Alamance U.S. a cash settlement amount following which the parties filed a Stipulation of Discontinuance dismissing the action with prejudice. Most of the amount paid by MSSI has been covered by its insurance policy.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of capital stock began trading on the NYSE American under the symbol “MJCO” on June 29, 2015. Effective February 26, 2019, we switched the listing of our common stock to the Nasdaq Global Market and our common stock now trades under the symbol “MJCO” on the Nasdaq Global Market.

Record Holders

As of May 24, 2019, we had 92 shareholders of record. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in street name or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

Dividends

We did not declare or pay any cash dividend on our common stock during fiscal 2019 or fiscal 2018. We do not expect to pay dividends on our shares of common stock in the foreseeable future. Instead, it is expected that we will continue to retain any earnings to finance the development and expansion of our business, and will not pay any cash dividends on our common stock. Any future determination to pay dividends on shares of common stock will be at the discretion of our Board of Directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, capital requirements, contractual restrictions, restrictions imposed by applicable law and other factors that our Board of Directors deems relevant.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the period covered by this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

There were no purchases of equity securities by Majesco or its affiliates.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under equity compensation plans.

PERFORMANCE GRAPH

The graph below compares the cumulative total stockholder returns (including reinvestment of dividends) from the period from June 29, 2015 through March 31, 2019 on an investment of $100 in (i) our common stock, (ii) the Russell 2000 Index and (iii) the S&P North American Technology Software Index. You should be aware that historical results are not necessarily indicative of future performance.

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

Cumulative Performance

$ Price Returns
250
225
200
175
150
125
100
75
50
25
-
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/29/2017
12/29/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
MJCO
Russell 2000
S&P NA Tech

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected combined consolidated historical financial data as of the dates and for each of the periods indicated for us and our subsidiaries giving effect to the Majesco Reorganization. For more information on the Majesco Reorganization, see “Item 1. Business — Majesco Limited.”

The financial data as of and for fiscal 2019, fiscal 2018, fiscal 2017, fiscal 2016 and fiscal 2015 is derived from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K or in our other Annual Reports on Form 10-K filed with the SEC.

You should read the selected combined consolidated historical financial data below together with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the financial statements and notes thereto for fiscal 2019, fiscal 2018 and fiscal 2017, each of which are included elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data (U.S. dollars; in thousands, except for share and per share data):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	March 31, 2015	March 31, 2016	March 31, 2017	March 31, 2018	March 31, 2019
Revenues	$79,282	$113,302	$121,768	$122,985	$139,860
Income (loss) before income tax	(792)	(4,749)	(825)	(2,946)	10,536
Net income income/(loss)	(651)	(3,562)	(922)	(5,001)	6,925
Net income (loss) per share – basic	(0.02)	(0.10)	(0.02)	(0.14)	0.19
Net income (loss) per share – diluted	(0.02)	(0.10)	(0.02)	(0.14)	0.18

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	March 31, 2015	March 31, 2016	March 31, 2017	March 31, 2018	March 31, 2019
Cash and cash equivalents	$6,532	$6,154	$12,464	$9,152	$39,437
Working capital	6,275	5,665	9,599	5,734	44,889
Total assets	45,545	94,621	90,014	96,526	148,040
Short-term debt	1,470	6,951	2,561	5,269	442
Long-term debt	3,000	6,800	10,000	8,367	109
Stockholders’ equity	20,556	45,557	45,848	45,167	99,278

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Majesco is a global leader of cloud insurance software solutions for insurance business transformation. We provide technology, expertise, and leadership that helps insurers modernize, innovate and connect to build the future of their business and the insurance industry at speed and scale. We do this by providing technology that connects people and businesses to insurance in ways that are innovative, hyper-relevant, compelling and personal. In addition to the United States, we operate in Canada, Mexico, the United Kingdom, Malaysia, Singapore, Ireland and India. With our CloudInsurer® solutions, we offer cloud-based core insurance platforms, along with distribution management and data and analytics solutions. With our Digital1st™ solutions we offer a cloud-native, digital engagement and microservices platform-as-a-service for the entire insurance business and an ecosystem of partners with apps that provide innovative data sources and capabilities. These solutions enable Property & Casualty/General Insurance (“P&C”), and Life, Annuities, Pensions and Group/ Voluntary Benefits (“L&A and Group”) providers to modernize and optimize their businesses across the end-to-end insurance value chain, better comply with policies and regulations, innovate with new business models, enter new markets and launch new products and services for incumbents, greenfields and startups. Using this portfolio of solutions including our core P&C, L&A and Group and LifePlus insurance platforms, data and analytics, distribution management and Digital1st Insurance, our customers can respond to evolving market needs, growth and innovation opportunities and regulatory changes, which enables agility, innovation and speed while improving the effectiveness and efficiency of their business operations.

Long-term, strong customer relationships are a key component of our success given the long-term nature of our contracts, opportunity for deeper relationships with our portfolio of solutions, and the importance of customer references for new sales. Our customers range from some of the largest global tier one insurance carriers in the industry to mid-market insurers, MGAs, startups and greenfields, including specialty, mutual and regional carriers. As of March 31, 2019, we served approximately 200 insurance companies on a worldwide basis.

We generate revenue from our global IP led business as well as from engagements in the insurance services space. The IP business is primarily driven through either an on-premise deployment or deployment of the platform on the cloud. While the on-premise model generates revenues from the licensing of our proprietary software (perpetual or annual license fees), and support and maintenance fees pursuant to contracts with customers, we have been witnessing a significant shift in the business model with customers preferring the cloud model which offers a speed to value benefit together with low upfront investments. The revenues from the cloud model are primarily from monthly subscriptions once the platform is deployed for use. Additionally, we also generate revenues from professional fees for services that the customer may engage Majesco for under both modes of deployment. License fees, support and maintenance and cloud subscription fees are usually managed through multi-year agreements, typically over a period of five to seven years. Insurance services revenues is primarily driven by professional services offered in the areas of transformation consulting, data, digital, testing and application development and management.

Fiscal 2019 Highlights

A few of our highlights of fiscal 2019 were:

●	Revenues of $139,860 with a gross profit of 49% of revenue;

●	$19,289 (13.8% of revenue) in R&D expenses;

●	$39,148 (28.0% of revenue) in sales, general and administrative expenses;

●	Net income of $6,925; and

●	Adjusted EBITDA of $17,234, representing 12.32% of revenue.

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

For an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for fiscal 2019 and fiscal 2018, see “— Results of Operations — Fiscal Year Ended March 31, 2019 Compared to Fiscal Year Ended March 31, 2018 — Adjusted EBITDA”. For an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for fiscal 2018 and fiscal 2017, see “— Results of Operations — Fiscal Year Ended March 31, 2018 Compared to Fiscal Year Ended March 31, 2017 — Adjusted EBITDA”.

Agile Asset Acquisition

On January 1, 2015, we acquired substantially all of the insurance consulting business of Agile Technologies, LLC, a New Jersey limited liability company, a business and technology management consulting firm. Total consideration for the Agile asset acquisition amounted to approximately $8,500, including approximately $7,800 in earn-out payments over three years based on the satisfaction of certain time milestones and performance targets.

During the quarter ended September 30, 2018, we and the shareholders of Agile determined that the final earnout targets under the Agile asset purchase agreement would not be met and that no further contingent consideration would therefore be due under the Agile asset purchase agreement. Accordingly, the accrued outstanding balance has been reversed in the income statement during the period ended September 30, 2018. We have no further obligations with respect to earnout payments under the Agile asset purchase agreement.

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

Cover-All Merger

On June 26, 2015, Cover-All Technologies Inc., a provider of core insurance software and business analytics solution primarily focused on commercial lines for the property and casualty insurance industry listed on the NYSE American, merged with and into Majesco, with Majesco as the surviving corporation, in a stock-for-stock transaction. In the merger, each share of Cover-All common stock issued and outstanding immediately prior to the effective time of the merger (other than treasury shares) was automatically cancelled and extinguished and converted into the right to receive 0.21641 shares of common stock of Majesco. This exchange ratio resulted in holders of issued and outstanding Cover-All common stock and outstanding options and restricted stock units and other equity awards of Cover-All holding in the aggregate approximately 16.5% of the total capitalization of the combined company immediately following consummation of the merger.

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

Exaxe Acquisition

On November 27, 2018 we entered into a share purchase agreement (the “Exaxe Agreement”) for the acquisition of all the issued share capital of Exaxe Holdings Limited, a private limited company incorporated in Ireland. Exaxe is an EMEA (Europe, the Middle East and Africa) based cloud software leader in the life, pensions and wealth management segment.  Headquartered in Dublin, Ireland, Exaxe serves a growing list of top European insurers. This acquisition will strengthen and expand our software offerings in EMEA for the individual life, pensions and wealth management market while complementing the Group’s software and Group focused customer base in the UK. On November 27, 2018, we consummated the purchase of 90% of the securities of Exaxe. We have agreed to purchase, and the sellers have agreed to sell to us, the remaining 10% of the securities of Exaxe on August 1, 2019.

In consideration for the purchase of the securities, on November 27, 2018, we paid the sellers EUR 6,392. In addition, we agreed to make an additional payment to the sellers of EUR 717 for the remainder of the securities on August 1, 2019.

We also agreed to make certain earnout payments to the sellers if certain adjusted EBITDA (as defined in the Exaxe Agreement) targets for Exaxe are met. If adjusted EBITDA for Exaxe for the period of January 1, 2019 through December 31, 2019 is at least equal to 75% of the adjusted EBITDA target for such year, we have agreed to pay EUR 625 to the sellers and an additional EUR 25 for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed EUR 1,250). If adjusted EBITDA for Exaxe for the period of January 1, 2020 through December 31, 2020 is at least equal to 75% of the adjusted EBITDA target for such year, we have agreed to pay EUR 750 to the sellers and an additional EUR 30 for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed EUR 1,500). If adjusted EBITDA for Exaxe for the period of January 1, 2021 through December 31, 2021 is at least equal to 75% of the adjusted EBITDA target for such year, we have agreed to pay EUR 875 to the sellers and an additional EUR 35 for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed EUR 1,750). In lieu of being paid to the sellers, a portion of these earn-out payments will be paid to key employees as bonuses if they remain employed by Exaxe at the earnout payment date. We may also withhold 15% of any earnout payment if a seller who is a key employee leaves the employment of Exaxe prior to the end of the earnout period (other than due to death, serious illness, compassionate grounds, by mutual agreement or termination for cause or misconduct). We will also be entitled to withhold and off set against any earnout payment such amounts due and payable or which may become due and payable by the sellers to us with respect to claims under the agreement and related transaction documents.

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

In connection with the transaction, on November 27, 2018, Exaxe Limited, a subsidiary of Exaxe, entered into employment agreements with each of Norman Carroll (the Chief Executive Officer of Exaxe) and Philip Naughton (the Executive Director – Business Development of Exaxe) pursuant to which Norman Carroll and Philip Naughton will act as SVP Ireland/UK Operations and Executive Director Business Development of Exaxe Limited, respectively. We agreed to grant Norman Carroll and Philip Naughton stock options awards with respect to such number of shares of our common stock having an aggregate value of EUR 1,000 pursuant to our 2015 equity incentive plan.

In addition, in connection with the transaction, we entered into a lease agreement with certain sellers (including Norman Carroll and Philip Naughton) for certain real property facilities leased by Exaxe Limited.

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

Inflation

Although we cannot accurately determine the amounts attributable thereto, our net revenues and results of operations have been affected by inflation experienced in the U.S., Indian and other economies in which we operate through increased costs of employee compensation and other operational expenses during fiscal 2019, fiscal 2018 and fiscal 2017. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. However, there can be no assurance that we will be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Revenue Recognition

Revenues are recognized based on the following general revenue recognition principles are met:

●	Identify contract with a customer: There is an agreement between the company and a customer that creates enforceable rights and obligations. If required, the company combines two or more contracts and accounts for them as one contract for the purposes of revenue recognition.

●	Identify performance obligations in the contract: Under the contracts the company establishes the different performance obligations. Determination of performance obligation is based on whether the customer can derive benefit from the product and services on its own or together with other resources and each of these benefits can be separately identified.

●	Determine Transaction price: The transaction price is the amount of consideration in the contract that the company expects to be entitled to receive in exchange for transferring the intellectual property and/or services to the customer. The company may enter in to fixed price contracts or variable priced contracts depending on the nature of the contract.

●	Allocate transaction price to performance obligations in the contract: The company allocates the transaction price to each performance obligation on the basis of the relative standalone selling price for each distinct deliverable.

●	Recognize revenue when or as the company satisfies performance obligations: The company recognizes revenue when or as it satisfies each of the distinct performance by transferring the intellectual property or services that has been agreed upon with the customer. The revenue recognized is the amount allocated to that distinct obligation and the satisfaction of it. The obligation may be satisfied at a point of time or over a period of time. For performance obligations satisfied over a period of time, the company recognizes revenue based on the progress toward satisfaction of the obligation.

We have historically sold codebase solutions which required significant customization before the solution was ready for use by the customer and required us to provide continued services and support to ensure that the solution served the purposes of the customer. Over the years we have made significant investments in R&D and successfully transformed the codebase solution in to a single package out of the box product, rich in functionality and content with easy and seamless upgrade capabilities. With this, on all our new sales / deployments, our obligation is now limited to the deployment of the contracted product on the environment for which it was sold (cloud-based or On-premise). The product is ready to use and the customer may choose to use the product as is, choose to retain our consultants to install, assist in implementation and customize the environment, contract with a third party to carry out this work or do it themselves with the toolkit that comes with the product. Revenues for license fees for sales of our out-of-the-box product offerings is recorded at the time of delivery as there is no significant ongoing service obligation after the point of sale. When our customers contract us for consulting and maintenance services, we account for the revenues from those standalone elements over the life of the contract.

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

Revenue is shown net of applicable service tax, sales tax, value added tax and other applicable taxes. We have accounted for reimbursements received for out of pocket expenses incurred as revenues in the Consolidated and Combined Statement of Operations.

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

The estimated useful lives of intangible assets are as follows:

Non-compete agreements	3 years
Leasehold benefit	Ascertainable life or primary period of lease, whichever is less
Internal-use Software	1 – 5 years
Intellectual Property Rights	1 – 5 years
Customer Contracts	1 – 3 years
Customer Relationships	6 – 15 years
Technology	6 years
Trademark	10 years

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

The estimated useful lives of assets are as follows:

Leasehold Improvements	5 years or lease period, whichever is less
Computers	2 years
Plant and Equipment	2 – 5 years
Furniture and Fixtures	5 years
Vehicles	5 years
Office Equipment	2 – 5 years

Results of Operations

Fiscal Year Ended March 31, 2019 Compared to Fiscal Year Ended March 31, 2018 and Fiscal Year Ended March 31, 2018 Compared to Fiscal Year Ended March 31, 2017

The following table summarizes our consolidated statements of operations for fiscal 2019, fiscal 2018 and fiscal 2017 including as a percentage of revenues:

Statement of Operations Data

	Fiscal Years Ended
(U.S. Dollars; dollar amounts in thousands):	March 31, 2019%		March 31, 2018%		March 31, 2017%
Total Revenue	$139,860		$122,985		$121,768
Total cost of revenues	71,373	51%	67,120	55%	63,461	52%
Total gross profit	68,487		55,865		58,307
Operating expenses:
Research and development expenses	19,289	14%	17,250	14%	17,236	14%
Selling, general and administrative expenses	39,148	28%	41,022	33%	41,310	34%
Merger and acquisition expenses	444		—		—
Total operating expenses	58,881		58,272		58,546
Income (loss) from operations	9,606		(2,407)		(239)
Interest income	104		51		41
Interest expense	(450)		(516)		(612)
Other income (expenses), net	441		(74)		(15)
Gain on reversal of accrued contingent consideration liability	835		—		—
Income (loss) before provision for income taxes	10,536		(2.946)		(825)
Income taxes	3,611		2,055		97
Net income (loss)	$6,925	5%	$(5,001)	(4.07)%	$(922)	(0.76)%

The following table represents revenues by each subsidiary and corresponding geographical region:

	Fiscal years ended
(U.S. dollars; dollar amounts in thousands):	March 31, 2019%		March 31, 2018%		March 31, 2017%
Geography: North America Legal Entity
Majesco	$43,382	31%	$35,539	29%	$27,395	23%
Majesco Software and Solutions Inc.	58,730	42%	46,430	38%	52,357	43%
Cover-All Systems Inc.	19,571	14%	26,173	21%	27,325	22%
Majesco Canada Ltd., Canada	617	0	1,203	1%	1,748	1%
	$122,300	87%	$109,345	89%	$108,825	89%
Geography: Europe
Legal Entity:
Majesco UK Limited, UK	$6,299	5%	$6,651	5%	$8,167	7%
Exaxe Limited	$3,482	2%	—		—
	$9,781	7%	$6,651	5%	$8,167	7%
Geography: Other
Legal Entity:
Majesco Sdn. Bhd., Malaysia	$5,949	4%	$5,248	4%	$3,625	3%
Majesco Asia Pacific Pte. Ltd., Singapore	1,299	1%	379	1%	59	0%
Majesco Software and Solutions India Private Limited, India	531	1%	1,362	1%	1,092	1%
	$7,779	6%	$6,989	6%	$4,776	4%
Total Revenues	$139,860		$122,985		$121,768

Comparison of Fiscal Years Ended March 31, 2019 and 2018

Revenues

Revenues for fiscal 2019 were $139,860 compared to $122,985 for fiscal 2018, representing a 14% year on year growth. The 14% increase in revenue was driven by expansion within existing accounts, new logos and the acquisition of Exaxe. The revenue mix continued to shift with the cloud business gaining momentum over the on-premise model. Cloud subscriptions increased 46% over the previous year. Revenue from professional services from on premise deployments declined 22% on a year over year basis whereas it increased 53% on cloud deployments Recurring revenues as a percentage of total revenue increased to 33% in fiscal 2019 from 27% in the previous year.

Gross Profit

Gross profit was $68,487 (49.0% of revenue) for fiscal 2019 compared with $55,865 (45.4% of revenue) for fiscal 2018. This represents an improvement of over 350 basis points as a percentage of revenue. The increase in gross margin was the result of improved delivery management, increased efficiencies and utilization together with the shift in revenue mix towards more profitable recurring revenues.

Salaries and consultant fees in cost of revenues were $52,461 for fiscal 2019 compared to $47,545 for fiscal 2018. This represents an increase of 10% in salaries and consultant fees primarily due to the growth in our revenues. We had 2,528 and 2,298 technical and technical support employees as of March 31, 2019 and 2018, respectively. As a percentage of revenues, salaries and consultant fees were 38% and 39% respectively for fiscal 2019 and fiscal 2018.

Operating Expenses

Operating expenses were $58,881 for fiscal 2019 compared to $58,272 for fiscal 2018. We continued to invest in sales and marketing as well as R&D but controlled our general and administrative costs to ensure that total operating costs did not significantly increase on a year over year basis. This has resulted in being able to derive the benefit of scale and, as a percentage of revenues, operating expenses decreased to 42% from 47%.

Income/ (Loss) from Operations

Income/ (loss) from operations was $9,606 for fiscal 2019 compared to $(2,407) for fiscal 2018. As a percentage of revenues, income from operations was 7% for fiscal 2019 compared to a loss of (2%) for fiscal 2018.

Other income/ (expenses)

Other income/ (expenses), net was $441 for fiscal 2019 compared to $(74) for fiscal 2018. The income was primarily due to an exchange gain/(loss) and on account of a change in currency exchange rates.

Tax Provision

The tax charge was $3,611 and $2,055 for fiscal 2019 and fiscal 2018. The increase in the tax provision in fiscal 2019 is primarily due to the increase in profit during fiscal 2019.

Net Income(loss)

Net income was $6,925 for fiscal 2019 compared to net loss of $(5,001) for fiscal 2018. Income per share, basic and diluted, was $0.19 and $0.18, respectively, for fiscal 2019, compared to loss per share, basic and diluted, of $(0.14) and $(0.14), respectively, for fiscal 2018.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP metric, was $17,234 for fiscal 2019 compared to $5,695 for fiscal 2018.

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for fiscal 2019 and fiscal 2018:

	Fiscal years ended
(U.S. dollar amounts; in thousands)	March 31, 2019	March 31, 2018
Net Income (loss)	$6,925	$(5,001)
Add:
Provision for income taxes	3,611	2,055
Depreciation and amortization	4,243	4,849
Interest expense	450	516
Less:
Interest income	(104)	(51)
Other income, net	(441)	74
EBITDA	$14,684	$2,442
Add:
Merger and acquisition expenses	444	—
Stock based compensation	2,941	3,253
Less:
Reversal of accrual for contingent consideration liabilities	(835)	—
Adjusted EBITDA	17,234	5,695
Revenue	139,860	122,985
Adjusted EBITDA as a% of Revenue	12.32%	4.63%

Comparison of Fiscal Years Ended March 31, 2018 and 2017

Revenues

Revenues for fiscal 2018 were $122,985 compared to $121,768 for fiscal 2017. Though the growth for the year is only about 1%, the revenues have been subject to a significant shift in mix. While revenues from on-premise implementation have declined 25% on a full year basis, cloud revenues have increased 57% to fully mitigate this decline. Subscription revenues from cloud customers also increased 63% on a year on year basis indicating a strong momentum of the Company’s transition to a cloud based recurring revenue model. We now believe that we are reaching a stage where the topline will no longer be impacted by a decline in on-premise implementation but may begin to see the impact of the growing base of cloud revenues.

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

Tax Provision

The tax charge was $2,055 and $97 for fiscal 2018 and fiscal 2017. The main reason for the increase in the tax provision is the reduction in opening deferred tax assets due to the change in tax rates in the United States. During fiscal 2018, an adjustment of $2,399 was made to write down our deferred tax asset consistent with the changes made to the Tax Code by the Tax Cuts and Jobs Act of 2017.

Net Loss

Net loss was $(5,001) for fiscal 2018 compared to net loss of $(922) for fiscal 2017. Loss per share, basic and diluted, was $(0.14) and $(0.14), respectively, for fiscal 2018, compared to loss per share, basic and diluted, of $(0.02) and $(0.02), respectively, for fiscal 2017.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP metric, was $5,695 for fiscal 2018 compared to $6,059 for fiscal 2017.

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

Liquidity and Capital Resources

Our cash and cash equivalent and short term investments position was $39,437 at March 31, 2019, $9,152 at March 31, 2018 and $12,464 at March 31, 2017.

Net cash provided (used) by operating activities was $7,743 for fiscal 2019, $(2,650) for fiscal 2018 and$10,361 for fiscal 2017. We had accounts receivable of $16,933 at March 31, 2019, $19,103 at March 31, 2018 and $12,227 at March 31, 2017. We had revenues in excess of billings of $17,916 at March 31, 2019, $9,997 at March 31, 2018, and $8,563 at March 31, 2017. Accounts payable and accrued expenses, and current portions of capital lease obligations amounted to $33,182 at March 31, 2019, $24,588 at March 31, 2018, and $18,144 at March 31, 2017. The average days sales outstanding for fiscal 2019, fiscal 2018 and fiscal 2017 were 85 days, 80 days and 67 days, respectively. The increase to 85 days was primarily on account of our increase in revenue coupled with an increase in customer balances at the end of the year due to milestone billing. The day’s sales outstanding have been calculated by taking into consideration the combined balances of accounts receivable and unbilled accounts receivable.

Net cash provided (used) by investing activities amounted to $(36,718) for fiscal 2019, $(789) for fiscal 2018, and $2,938 for fiscal 2017. Net cash used by investing activities for fiscal 2019 included the purchase of plant, property and equipment and intangible assets aggregating to $1,698 and consideration paid for the acquisition of Exaxe net of cash acquired of $(6,938).

Sale/(purchase) of investments in mutual funds and certificate of deposits (net) was $(28,108) for fiscal 2019, $869 for fiscal 2018 and $(223) for fiscal 2017, respectively. Restricted cash was $43 for fiscal 2019, $53 for fiscal 2018 and $53 for fiscal 2017.

Net cash generated/ (used) by financing activities was $30,927 for fiscal 2019, $690 for fiscal 2018, and $(831) for fiscal 2017. The increase in cash generation was on account of the receipt of proceeds from our common stock rights offering in February 2019 and employee stock purchase plan of $43,477 and $738 respectively. Those proceeds were offset by repayment of debt of $13,088. The details of our borrowings are described below.

We operate in multiple geographical regions of the world through our various subsidiaries. We typically fund the cash requirements for our operations through license, services, and support agreements. As of March 31, 2019, we had approximately $39,437 of cash, cash equivalents and marketable securities of which approximately $9,758 is held by our foreign subsidiaries. We intend to permanently reinvest these funds outside the U.S., and therefore, we do not anticipate repatriating undistributed earnings from our non-U.S. operations. If funds from foreign operations are required to fund U.S. operations in the future and if U.S. tax has not previously been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds.

On February 25, 2019, we completed a rights offering pursuant to which we received approximately $43,477 in gross proceeds from the sale of 6,123,463 shares of our common stock to shareholders who exercised their subscription rights (including both basic and over-subscriptions) in the rights offering. We used a portion of the proceeds from our rights offering to repay $5,000, which constituted the total amount outstanding under our loan agreement with HSBC Bank USA, National Association, and terminated this facility. We expect to use the remaining proceeds from the rights offering to fund future acquisitions and for general corporate purposes, including to fund any earnout payments under the Exaxe acquisition and the purchase of the remaining 10% of Exaxe.

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

Our ability to fund our working capital needs and address planned capital expenditures will depend on our ability to generate cash in the future. We anticipate generating future working capital through sales to new customers and continued sales and services to our existing customers. We believe that remaining proceeds from our rights offering, our current cash balances and anticipated cash flows from operations will be sufficient to meet our normal operating needs for at least the next twelve months.

Our future liquidity and capital resource requirements will depend on many factors, including, but not limited to, the following trends and uncertainties we face and those described in “Item 1A. Risk Factors”:

●	Our ability to generate cash is subject to general economic, financial, competitive and other factors beyond our control.

●	Our need to invest resources in product development in order to continue to enhance our current products, develop new products, attract and retain customers and keep pace with competitive product introductions and technological developments.

●	We experience competition in our industry and continuing technological changes.

●	Insurance companies typically are slow in making decisions and have numerous bureaucratic and institutional obstacles, which can make our efforts to attain new customers difficult.

●	We compete on the basis of insurance knowledge, products, services, price, technological advances and system functionality and performance.

We do not expect for there to be a need for a change in the mix or relative cost of our sources of capital.

Financing Arrangements

MSSIPL Facilities

On May 9, 2017, our subsidiary, Majesco Software and Solutions India Pvt. Ltd. (“MSSIPL”), and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (the “Combined Facility”) pursuant to which Standard Chartered Bank agreed to a Combined Facility of up to 200 million Indian rupees (or approximately $2,875 at exchange rates in effect on March 31, 2019). The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of goods, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the marginal cost of funds based lending rate (the “MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and be effective until repayment. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The Working Capital Overdraft Facility and the Short Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of each disbursement and be effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time. The Pre Shipment Financing Under Export Orders Facility is for the purchase of raw material, processing, packing, transportation, warehousing and other expenses and overheads incurred by MSSIPL to ready goods for sale. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of utilization and be effective until repayment. Interest will accrue from the utilization date up to the repayment date.

The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was in compliance under the terms of this Combined Facility as of March 31, 2019. There were no outstanding loans under this Combined Facility as of March 31, 2019.

Term Loan Facility

On March 23, 2016, we entered into a Loan Agreement (the “Loan Agreement”) with HSBC Bank USA, National Association (“HSBC”) pursuant to which HSBC agreed to extend loans to us in the amount of up to $10,000 and we issued a promissory note to HSBC in the maximum principal amount of $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). The outstanding principal balance of the loan bore interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest was payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of $1,667 were due and payable semi-annually. All principal and interest outstanding under the Note was due and payable on March 1, 2021. The Facility was unsecured and supported by a letter of credit issued by a bank of $10,000, which was secured by a cash pledge of our parent company, Majesco Limited. On February 27, 2019, we used a portion of the proceeds from our recently completed rights offering to repay the total amount outstanding under the Loan Agreement with HSBC and terminated this facility.

Receivable Purchase Facility

On January 13, 2017, Majesco and its subsidiaries MSSI, and Cover-All Systems, jointly and severally entered into a Receivable Purchase Agreement with HSBC (the “Receivable Purchase Agreement”) pursuant to which HSBC may advance funds against receivables at an agreed advance rate. The outstanding aggregate amount of all advances may not exceed a $10,000 facility limit. The facility bears interest at 2% plus the 90 day LIBOR rate. HSBC will also receive an arrangement fee equal to 0.20% of the facility limit and a facility review fee equal to 0.20% of the facility limit. Majesco serves as HSBC’s agent for the collection of receivables, and Majesco collects and otherwise enforces payment of the receivables. HSBC has a security interest in accounts of MSSI and Cover-All Systems. The term of the Receivable Purchase Agreement is for a minimum period of 12 months and shall continue unless terminated by either party. Either party may terminate the Receivable Purchase Agreement at any time upon 60 days’ prior written notice to the other party. The Receivable Purchase Agreement will provide additional liquidity to us for working capital and other general corporate purposes.

On November 29, 2018, we amended the Receivable Purchase Agreement to increase its limit to $15,000 until March 29, 2019, and $10,000 thereafter. HSBC received an arrangement fee of $10 in connection with this amendment. The amendment provided additional liquidity to Majesco for mergers and acquisitions and other general corporate purposes. As of March 31, 2019, we had $415 outstanding under this facility. We used proceeds from this facility to repay existing indebtedness and for capital expenditures, working capital and other general corporate purposes.

Exaxe Facilities

Exaxe Limited has a receivables purchase agreement with AIB Commercial Finance Limited (“AIB Commercial”) pursuant to which AIB Commercial will purchase up to EUR 200 in receivables from Exaxe Limited on a discounted basis. In addition, Exaxe Limited has an overdraft facility with Allied Irish Banks, p.l.c. (“AIB”) of up to EUR 100. The facility has a variable interest rate and is payable on demand at any time. This facility is secured by the assets of Exaxe Limited. As of March 31, 2019, there were no outstanding balances under these facilities.

Auto loan

MSSIPL has obtained an auto loan from HDFC Bank for the purchase of a vehicle. This loan bears interest at a rate of 8.75% per annum, is payable in 60 monthly installments over a 5 year period and is secured by the hypothecation of the vehicle. The outstanding balance of this auto loan as of March 31, 2019 is $137.

Dividends and Redemption

We have not declared or paid any cash dividend on our common stock since 2000. It has been our policy to invest earnings in growth rather than distribute earnings as common stock dividends. This policy, is expected to continue, but is subject to regular review by our Board of Directors.

Contractual Obligations

The following table summarizes our known contractual obligations as of March 31, 2019:

Payments due by period

(in thousands)

Particulars	Total	<1 Year	1 – 3 Years	3 – 5 Years	>5 Years
Operating Leases	6,261	3,132	1,731	1,398	—
Purchase Obligations	90	90	—	—	—
HSBC Receivable Purchase Facility and Auto loan	551	551	—	—	—
Other Obligations – Deferred Consideration	4,146	1,242	2,904	—	—
Total	$11,048	$5,015	$4,635	$1,398	$—

As of March 31, 2019, our operating leases consisted of leases for office space in the United States, Canada, the United Kingdom, Malaysia, Singapore, Ireland and India for terms ranging from three to ten years each. Many of these leases include renewal options, with renewal periods generally between two to five years. Deferred consideration reflects discounted future cash flows during the earn-out period related to our acquisition of the Exaxe assets in October 2018. See Notes 5, 21 and 22 to our consolidated financial statements as well as “Item 2. Properties” for additional information related to our capital and operating leases and other contractual obligations.

In addition to our contractual obligations set forth in the table above, we also have contractual and non-contractual employee benefits and related obligations, including those described below:

(1)	Obligations under a post-employment defined benefit plan (the “Gratuity Plan”) covering all employees in India who are eligible under the terms of their employment, and governed by India’s Payment of Gratuity Act, 1972. The Gratuity Plan provides a lump sum payment to vested employees at retirement or upon termination of employment based on the respective employee’s salary and the years of employment with Majesco. We determine our liability towards the Gratuity Plan on the basis of actuarial valuation. Actuarial gains and losses arising from experience adjustments, and changes in actuarial assumptions are recognized immediately in the Consolidated and Combined Statement of Operations as income or expense. These obligations are valued by independent qualified actuaries. We evaluate these critical actuarial assumptions at least annually. If actual results differ significantly from our estimates, our gratuity expense and our results of operations could be materially impacted. Our aggregate obligations under the Gratuity Plan were $382 for fiscal 2019.

(2)	We have obligations with respect to the encashment of leave balances of certain of our employees in India and other countries. Our aggregate obligations under provision for accrued vacation (leave encashment) were $961 for fiscal 2019. Our total obligations under leave encashment was $4,159, as of March 31, 2019.

(3)	We pay contributions to a defined contribution pension scheme covering our employees in Canada and the United Kingdom. The assets of the scheme are held separately from those of Majesco in an independently administered fund. We contributed $100 to the fund during fiscal 2019.

(4)	Senior employees of our Indian subsidiary are entitled to superannuation, a defined contribution plan (the “Superannuation Plan”). We make a yearly contribution to the Superannuation Plan, which is administered and managed by the Life Insurance Corporation of India based on a specified percentage (presently at 12.5% to 15% depending on the grade of the employee) of each covered employee’s basic salary. We contributed $36 towards the Superannuation Plan during fiscal 2019.

(5)	Employees in India are entitled to receive benefits under the Provident Fund, which is a defined contribution plan. Both the employee and the employer make monthly contributions to the plan at a predetermined rate (presently at 12% each) of the employees’ basic salary. These contributions are made to the fund which is administered and managed by the government of India.

(6)	We make payments to defined contribution plans established and maintained in accordance with the local laws of the United States and of the jurisdictions in which our subsidiaries are located. Our aggregate monthly contributions to all of these plans are charged to Consolidated and Combined Statement of Operations in the year they are incurred and there are no further obligations under these plans beyond those monthly contributions. We contributed $1,643 in the aggregate towards all these contribution plans during fiscal 2019.

See Notes 2 and 13 to our consolidated financial statements for fiscal 2019 for additional information.

In addition, as of March 31, 2019, we had gross unrecognized tax benefits of $441. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table. See Note 15 to our consolidated financial statements for additional information.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and investments. We do not use derivative financial instruments to hedge interest rate exposure. Our cash and cash equivalents and investments as of March 31, 2019 were $11,329 and $28,108, respectively. We invest primarily in highly liquid, money market funds and bank fixed deposits. Because of the short-term nature of the majority of the interest-bearing securities we hold, we believe that a 10% fluctuation in the interest rates applicable to our cash and cash equivalents and investments would not have a material effect on our financial condition or results of operations.

The rate of interest on our receivables facility with HSBC which was in effect as of March 31, 2019, is variable and is based on LIBOR plus a fixed margin. As of March 31, 2019, we had $415 in borrowings outstanding under our receivables facility with HSBC. As of March 31, 2019 we had borrowed $137 pursuant to an auto loan from HDFC Bank which bears interest at a rate of 8.75% per annum. We believe that a 10% fluctuation in the interest rates applicable to our borrowings would not have a material effect on our financial condition or results of operations.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. However, payments to us by customers outside the U.S. are generally made in the local currency. Accordingly, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, Indian rupee, British pound, Singapore dollars, Mexican peso, Malaysian ringgit and the Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

We generated approximately 13% and 12.1% of our gross revenues outside of the United States for fiscal 2019 and fiscal 2018, respectively. The effect of foreign exchange rate changes on cash and cash equivalents resulted in a gain/(loss) of $225 and $266 for fiscal 2019 and fiscal 2018, respectively. For fiscal 2019 and fiscal 2018, we had a foreign exchange gain/ (loss) of approximately $324 and $(81), respectively.

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

The aggregate contracted USD principal amounts of our foreign exchange forward contracts (sell) outstanding as of March 31, 2019 and 2018 amounted to $31,100 and $18,250, respectively. The aggregate contracted GBP principal amounts of our foreign exchange forward contracts (sell) outstanding as of March 31, 2019 and 2018 amounted to $0 and $1,155, respectively. The outstanding forward contracts as of March 31, 2019 mature between 1 to 37 months. As of March 31, 2019, we estimate that $291, net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 15 months.

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

	Asset		Liability
(in US dollars; dollar amounts in thousands)	Noncurrent*	Current*	Noncurrent*	Current*
As of March 31, 2019
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$436	$132	$21	$136
	$436	$132	$21	$136
As of March 31, 2018
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$194	$46	$17	$127
	$194	$46	$17	$127

*	The noncurrent and current portions of derivative assets are included in ‘Other Assets’ and ‘Prepaid Expenses And Other Current Assets’, respectively and of derivative liabilities are included in ‘Other Liabilities’ and ‘Accrued Expenses And Other Liabilities’, respectively in our Consolidated and Combined Balance Sheet.

For more information on foreign currency translation adjustments and cash flow hedges and other derivative financial instruments, see Notes 2, 4 and 12 to our consolidated financial statements for the fiscal year ended March 31, 2019.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of March 31, 2019, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States as a result of material weaknesses.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to the information that will be contained in our definitive proxy statement (the “Proxy Statement”) for the 2019 annual meeting of shareholders (the “Annual Meeting”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the information that will be contained in our Proxy Statement for the Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the information that will be contained in our Proxy Statement for the Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the information that will be contained in our Proxy Statement for the Annual Meeting.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the information that will be contained in our Proxy Statement for the Annual Meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

See Index to our financial statements on page F-1 of this Annual Report on Form 10-K.

2. Financial Statement Schedule

All schedules are omitted as information required is inapplicable or the information is presented in the consolidated and combined financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

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

None.

Majesco

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Majesco

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheets of Majesco (the “Company”) as of March 31, 2019 and 2018, and the related consolidated and combined statements of operations, stockholders’ deficiency, and cash flows for each of the years in the three-year period ended March 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31,2019, in conformity with accounting principles generally accepted in the United States of America.

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

MSPC

Certified Public Accountants and Advisors, A Professional Corporation

/s/ MSPC

We have served as the Company’s auditor since 2015.
Cranford, NJ
May 30, 2019

Majesco

Consolidated and Combined Balance Sheets

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	March 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,329	$9,152
Short term investments	28,108	—
Restricted cash	43	53
Accounts receivables, net	16,933	19,103
Unbilled accounts receivable	17,916	9,997
Deferred income tax assets	—	—
Prepaid expenses and other current assets	15,172	9,494
Total current assets	89,501	47,799
Property and equipment, net	2,787	2,755
Intangible assets, net	12,937	6,535
Deferred income tax assets	7,637	7,171
Unbilled accounts receivable	543	—
Other assets	490	50
Goodwill	34,145	32,216
Total Assets	$148,040	$96,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Loan from bank	$442	$5,269
Accounts payable	2,220	2,353
Accrued expenses and other liabilities	30,962	22,032
Software hire purchase obligations	—	203
Deferred revenue	10,988	12,201
Total current liabilities	44,612	42,058
Term loan – bank	—	8,367
Auto loan	109	—
Consideration payable on Exaxe acquisition	2,951	—
Other liabilities	1,090	928
Total Liabilities	$48,762	$51,353
Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.002 per share – 50,000,000 share authorized as of March 31, 2019 and March 31, 2018; 0 shares issued and outstanding as of March 31, 2019 and March 31, 2018	$—	$—
Common stock, par value $0.002 per share – 450,000,000 shares authorized as of March 31, 2019 and March 31, 2018; 42,846,273 shares issued and outstanding as of March 31, 2019 and 36,600,457 shares issued and Outstanding as of March 31, 2018	86	73
Additional paid-in capital	122,163	75,022
Accumulated deficit	(23,792)	(30,283)
Accumulated other comprehensive income	(412)	361
Total stockholders’ equity attributable to Majesco stockholders	98,045	45,173
Non-controlling interests in consolidated subsidiaries	1,233	—
Total stockholders’ equity	99,278	$45,173
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,040	96,526

See accompanying notes to the Consolidated and Combined Financial Statements.

Majesco

Consolidated and Combined Statements of Operations

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Year ended March 31,	Year ended March 31,	Year ended March 31,
	2019	2018	2017
Revenue	$139,860	$122,985	$121,768
Cost of revenue	71,373	67,120	63,461
Gross profit	$68,487	$55,865	$58,307
Operating expenses
Research and development expenses	$19,289	$17,250	$17,236
Selling, general and administrative expenses	39,148	41,022	41,310
Merger and acquisition expenses	444	—	—
Total operating expenses	$58,881	$58,272	$58,546
Income/(loss) from operations	$9,606	$(2,407)	$(239)
Interest income	104	51	41
Interest expense	(450)	(516)	(612)
Other income (expenses), net	441	(74)	(15)
Gain on reversal of accrued contingent liability	835	—	—
Income/ (loss) before provision for income taxes	$10,536	$(2,946)	$(825)
Provision for income taxes	3,611	2,055	97
Net Income/(loss)	$6,925	$(5,001)	$(922)
Earnings (Loss) per share:
Basic	$0.19	$(0.14)	$(0.02)
Diluted	$0.18	$(0.14)	$(0.02)
Weighted average number of common shares outstanding
Basic	37,209,999	36,540,199	36,477,774
Diluted	39,273,605	36,540,199	36,477,774

See accompanying notes to the Consolidated and Combined Financial Statements.

Majesco

Consolidated and Combined Statements of Comprehensive Income

(All amounts are in thousands of US Dollars)

	Year ended March 31, 2019	Year ended March 31, 2018	Year ended March 31, 2017
Net income/(loss)	$6,925	$(5,001)	$(922)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(995)	638	(567)
Unrealized (loss)/gains on cash flow hedges	223	9	(58)
Other comprehensive income/ (loss)	$(772)	$647	$(625)
Comprehensive income/ (loss)	$6,153	$(4,354)	$(1,547)
Less: Comprehensive income attributable to the non-controlling interest	$—	$—	$—
Comprehensive income (loss) attributable to Owners of the Company	$6,153_	$(4,354)	$(1,547)

See accompanying notes to the Consolidated and Combined Financial Statements.

Majesco

Consolidated and Combined Statements of Changes in Stockholders’ Equity

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	capital	deficit	income	interests	equity
Balance as of April 1, 2016	36,451,357	$73	$69,505	$(24,360)	$339	$—	$45,557

Net loss	—	—	—	(922)	—	—	(922)
Issue of stock under ESOP and ESPP	56,846	—	260	—	—	—	260
Stock based compensation	—	—	1,578	—	—	—	1,578
Foreign currency translation adjustments	—	—	—	—	(567)	—	(567)
Unrealized loss on cash flow hedges	—	—	—	—	(58)	—	(58)
Balance as of March 31, 2017	36,508,203	$73	$71,343	$(25,282)	$(286)	$—	$45,848
Net loss	—	—	—	(5,001)	—	—	(5,001)
Issue of stock under ESOP and ESPP	92,254	—	426	—	—	—	426
Stock based compensation	—	—	3,253	—	—	—	3,253
Foreign currency translation adjustments	—	—	—	—	638	—	638
Unrealized gains on cash flow hedges	—	—	—	—	9	—	9
Balance as of March 31, 2018	36,600,457	$73	$75,022	$(30,283)	$361	$—	$45,173
Net income	—	—	—	6,925	—	—	6,925
Issue of stock under ESOP and ESPP	122,351	—	737	—	—	—	737
Stock based compensation	—	—	2,941	—	—	—	2,941
Issue of stock under Right Issue	6,123,465	13	43,463				43,476
Exaxe acquisition	—	—	—	(434)	—	1,233	799
Foreign currency translation adjustments	—	—	—	—	(995)	—	(995)
Unrealized gains on cash flow hedges	—	—	—	—	222	—	222
Balance as of March 31, 2019	42,846,273	$86	$122,163	$(23,792)	$(412)	$1,233	$99,278

See accompanying notes to the Consolidated and Combined Financial Statements.

Majesco

Consolidated and Combined Statements of Cash Flows

(All amounts are in thousands of US Dollars)

	Year ended March 31, 2019	Year ended March 31, 2018	Year ended March 31, 2017
Net income (loss)	$6,925	$(5,001)	$(922)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	4,245	4,848	4,720
Share based compensation expenses	2,941	3,253	1,578
Exchange gain on payment of Exaxe acquisition	(169)	—	—
Impairment of goodwill	—	—	60
Provision for doubtful receivables	427	335	984
Profit on sale of fixed assets	(9)	—	—
Deferred tax (benefit)	(301)	(1,300)	(429)
Accounts receivables	2,271	(6,767)	9,049
Unbilled accounts receivable	(8,619)	(1,216)	(1,399)
Prepaid expenses and other current and non-assets	(6,130)	(3,284)	428
Accounts payable	(312)	(570)	(751)
Accrued expenses and other liabilities – Others	8,963	7,130	(1,459)
Deferred revenue	(1,344)	1,179	(215)
Other liabilities	(1,145)	(1,257)	(1,283)
Net cash provided by/(used in) operating activities	$7,743	$(2,650)	$10,361
Cash flows from investing activities:
Purchase of property and equipment	$(1,690)	$(1,166)	$(2,104)
Purchase of intangible assets	(8)	(532)	(955)
Sale of tangible assets	19	40	139
Consideration paid for acquisition of Exaxe Holdings Ltd	(6,938)	—	—
Sale/(Purchase) of investments	(28,108)	869	(223)
(Increase)/decrease in restricted cash	(3)	—	1
Net cash used in investing activities	$(36,728)	$(789)	$(3,142)
Cash flows from financing activities:
Payment of capital lease obligation	$(203)	$(395)	$318
Repayment of term loan	(8,333)	4,709	13,404
Repayment of working capital loan	(4,752)	(3,624)	(14,553)
Proceeds from right issue of shares	43,477	—	—
Proceeds from share issued to employees	738	—	—
Net cash provided by/(used in) financing activities	$30,927	$690	$(831)
Effect of foreign exchange rate changes on cash and cash equivalents and restricted cash	225	266	(477)
Net increase/(decrease) in cash and cash equivalents and restricted cash	2,167	(2,483)	5,911
Cash and cash equivalents, beginning of the period and restricted cash	9,205	11,688	5,777
Cash and cash equivalents at end of the period and restricted cash	$11,372	$9,205	$11,688
Supplementary disclosure of non-cash items
Cash paid for interest	$450	$491	$591
Cash paid for income taxes (net of refunds received)	3,165	3,235	614
Supplementary disclosure of non-cash items
Non-cash items – Assets acquired under capital leases	$—	$—	$484

See accompanying notes to the Consolidated and Combined Financial Statements.

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

1	DESCRIPTION OF BUSINESS

Majesco is a global leader of cloud insurance software solutions for insurance business transformation. We provide technology, expertise, and leadership that helps insurers modernize, innovate and connect to build the future of their business and the insurance industry at speed and scale. We do this by providing technology that connects people and businesses to insurance in ways that are innovative, hyper-relevant, compelling and personal. In addition to the United States, we operate in Canada, Mexico, the United Kingdom, Malaysia, Singapore, Ireland and India. With our CloudInsurer® solutions, we offer cloud-based core insurance platforms, along with distribution management and data and analytics solutions. With our Digital1st™ solutions we offer a cloud-native, digital engagement and microservices platform-as-a-service for the entire insurance business and an ecosystem of partners with apps that provide innovative data sources and capabilities. These solutions enable Property & Casualty/General Insurance (“P&C”), and Life, Annuities, Pensions and Group/ Voluntary Benefits (“L&A and Group”) providers to modernize and optimize their businesses across the end-to-end insurance value chain, better comply with policies and regulations, innovate with new business models, enter new markets, and launch new products and services for incumbents, greenfields and startups. Using this portfolio of solutions including our core P&C, L&A and Group and LifePlus insurance platforms, data and analytics, distribution management and Digital1st Insurance, our customers can respond to evolving market needs, growth and innovation opportunities and regulatory changes, which enables agility, innovation and speed while improving the effectiveness and efficiency of their business operations.

Majesco’s customers are insurers, managing general agents and other risk providers from the P&C, L&A and group insurance segments worldwide.

Majesco, along with its subsidiaries (hereinafter referred to as the “Group”), operates in the United States, Canada, Mexico, the United Kingdom, Malaysia, Singapore, Ireland and India.

Majesco’s common stock was listed on the NYSE American and began trading on the NYSE American on June 29, 2015. Effective on February 26, 2019, Majesco transferred the listing of its common stock and began trading on the Nasdaq Global Market under the symbol “MJCO.”

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements reflect the Group’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).

The accompanying consolidated financial statements were prepared in accordance with GAAP. All inter-company balances and transactions have been eliminated in consolidation.

Certain employees of the Group participate in benefit and stock-based compensation programs of our parent company Majesco Limited. The consolidated balance sheets include the outstanding equity-based compensation program of Majesco Limited which is operated for the benefit of our employees.

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

Foreign Currency Translation

The functional currency of Majesco is the US dollar. However, Indian rupees, Great Britain pounds, US dollars, Mexican pesos, Malaysian ringgits, Canadian dollars, Singapore dollars and euros are the functional currencies for the Group entities operating in India, the UK, the US, Mexico, Malaysia, Canada, Singapore, and Ireland respectively.

Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as a part of “Accumulated other comprehensive income”, a separate component of stockholders’ equity.

Transactions in foreign currency are recorded at the exchange rate prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currency are expressed in functional currency at the exchange rates in effect at the balance sheet date. Non-Monetary assets and liabilities denominated in foreign currency are expressed in functional currency at the historical exchange rates. Gains/(losses) resulting from foreign currency transactions amounting to $324, $81, and $(108) for the years ended March 31, 2019, March 31, 2018 and March 31, 2017 are included in the Consolidated and Combined Statement of Operations under “Other income (expenses), net”.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives. The cost and the accumulated depreciation for property and equipment sold, retired or otherwise disposed of are removed from the stated values and the resulting gains and losses are included in the Consolidated and Combined Statement of Operations. Maintenance and repair expenses are recognized when incurred. Advance paid towards the acquisition of long-lived assets and cost of assets not put to use before the balance sheet date are disclosed under the caption “capital work in progress”.

The estimated useful lives of assets are as follows:

Leasehold Improvements	5 years or lease period, whichever is less
Computers	2 years
Plant and Equipment	2 – 5 years
Furniture and Fixtures	5 years
Vehicles	5 years
Office Equipment	2 – 5 years

Goodwill and other intangible assets

Goodwill represents the cost of the acquisitions in excess of the estimated fair value of assets acquired, identifiable intangible assets and liabilities assumed. Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually or as circumstances warrant. When impairment is indicated because the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, then goodwill is written-down. The Group has no indefinite-lived intangible assets other than goodwill.

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

The estimated useful lives of intangible assets are as follows:

Non-compete agreements	3 years
Leasehold benefit	Ascertainable life or lease period, whichever is less
Internal-use Software	1 – 5 years
Intellectual Property Rights	1 – 5 years
Customer Contracts	1 – 3 years
Customer Relationships	6 – 15 years
Technology	6 years
Trademark	10 years

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

Concentration of credit risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist of cash and cash equivalents, time deposits, derivative financial instruments and accounts receivables. The Group maintains its cash and cash equivalents, time deposits, derivative financial instruments with banks having good reputation, good past track record, and who meet the minimum threshold requirements under the counterparty risk assessment process, and reviews their credit-worthiness on a periodic basis. Accounts receivables of the Group are typically unsecured. As there is no independent credit rating of the customer available with the Group, Management reviews the creditworthiness of customers based on their financial position, past experience and other factors. The Group entities perform ongoing credit evaluations of their customers’ financial condition and monitor the creditworthiness of their customers to which they grant credit terms in the normal course of business. Refer to Note 20 on ‘Segment information’ for details relating to customers with revenue that accounted for 10% or more of total revenue and their outstanding total accounts receivables and unbilled accounts receivable as of and for the years ended March 31, 2019, 2018 and 2017.

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

Revenue recognition

Revenues are recognized based on the following general revenue recognition principles are met:

●	Identify contract with a customer: There is an agreement between the company and a customer that creates enforceable rights and obligations. If required, the company combines two or more contracts and accounts for them as one contract for the purposes of revenue recognition.

●	Identify performance obligations in the contract: Under the contracts the company establishes the different performance obligations. Determination of performance obligation is based on whether the customer can derive benefit from the product and services on its own or together with other resources and each of these benefits can be separately identified.

●	Determine Transaction price: The transaction price is the amount of consideration in the contract that the company expects to be entitled to receive in exchange for transferring the intellectual property and/or services to the customer. The company may enter in to fixed price contracts or variable priced contracts depending on the nature of the contract.

●	Allocate transaction price to performance obligations in the contract: The company allocates the transaction price to each performance obligation on the basis of the relative standalone selling price for each distinct deliverable.

●	Recognize revenue when or as the company satisfies performance obligations: The company recognizes revenue when or as it satisfies each of the distinct performance by transferring the intellectual property or services that has been agreed upon with the customer. The revenue recognized is the amount allocated to that distinct obligation and the satisfaction of it. The obligation may be satisfied at a point of time or over a period of time. For performance obligations satisfied over a period of time, the company recognizes revenue based on the progress toward satisfaction of the obligation.

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

The Group has historically sold codebase solutions which required significant customization before the solution was ready for use by the customer and required the Group to provide continued services and support to ensure that the solution served the purposes of the customer. Over the years the Group has made significant investments in R&D and successfully transformed the codebase solution in to a single package out of the box product, rich in functionality and content with easy and seamless upgrade capabilities. With this, on all our new sales / deployments, the Group’s obligation is now limited to the deployment of the contracted product on the environment for which it was sold (cloud-based or On-premise). The product is ready to use and the customer may choose to use the product as is, choose to retain the Group’s consultants to install, assist in implementation and customize the environment, contract with a third party to carry out this work or do it themselves with the toolkit that comes with the product. Revenues for license fees for sales of the Group’s out-of-the-box product offerings is recorded at the time of delivery as there is no significant ongoing service obligation after the point of sale. When customers contract the Group for consulting and maintenance services, the Group accounts for the revenues from those standalone elements over the life of the contract. In addition, the Group has made further investments to create a robust and market-leading cloud platform that is well positioned to take advantage of significant opportunities in the insurance marketplace. The Group invoices customers a subscription based fee for our cloud platform. Revenue from subscription fees is recognized ratably over the life of the contract.

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

Revenue is shown net of applicable service tax, sales tax, value added tax and other applicable taxes. The Group has accounted for reimbursements received for out of pocket expenses incurred as revenues in the Consolidated and Combined Statement of Operations.

Employee benefits

i)	Provident fund and other contribution plans: Employees in India are entitled to receive benefits under the Provident Fund, which is a defined contribution plan. Both the employee and the employer make monthly contributions to the plan at a predetermined rate of the employees’ basic salary (the present rate is 12% each). These contributions are made to a fund which is administered and managed by the government of India. The Group also makes payments to defined contribution plans established and maintained in accordance with the local laws of its Group entities. The Group’s monthly contributions to all of these plans are charged to the Consolidated and Combined Statement of Operations in the year they are incurred and there are no further obligations under these plans beyond those monthly contributions. The Group contributed $1,643, $1,521 and $1,378 towards all these defined contribution plans during the years ended March 31, 2019, March 31, 2018, and March 31, 2017, respectively.

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

ii)	Superannuation plan: The senior employees of the Indian Group entity are entitled to superannuation, a defined contribution plan (the “Superannuation Plan”). The Group makes a yearly contribution to the Superannuation Plan, which is administered and managed by the Life Insurance Corporation of India based on a specified percentage (presently at 12.5% to 15% depending on the grade of the employee) of each covered employee’s basic salary. The Group contributed $36, $37 and $42 towards the Superannuation Plan during the fiscal years ended March 31, 2019, March 31, 2018, and March 31, 2017, respectively.

iii)	Pension commitments: The Group pays contributions to a defined contribution pension scheme covering its employees for employees of the Group. The assets of the scheme are held separately from those of the Group in an independently administered fund. The pension cost charge represents contributions paid by the Group to the fund and amounted to $100, $15 and $30 for the fiscal years ended March 31, 2019, March 31, 2018, and March 31, 2017, respectively.

iv)	Gratuity plan: The Group provides for gratuity obligation, a defined benefit retirement plan (the “Gratuity Plan”) covering all employees in India who are eligible under the terms of their employment, and governed by India’s Payment of Gratuity Act, 1972. The Gratuity Plan provides a lump sum payment to vested employees at retirement or upon termination of employment based on the respective employee’s salary and the years of employment with the Group. The Group determines its liability towards the Gratuity Plan on the basis of an actuarial valuation. Actuarial gains and losses arising from experience adjustments, and changes in actuarial assumptions are recognized immediately in the Consolidated and Combined Statement of Operations as income or expense. These obligations are valued by independent qualified actuaries. The Group evaluates these critical actuarial assumptions at least annually. If actual results differ significantly from the Group’s estimates, the Group’s Gratuity Plan expense and its results of operations could be materially impacted. The Group’s aggregate obligations/(excess funding) to the Gratuity Plan were $382, $420 and $(136) for the fiscal years ended March 31, 2019, March 31, 2018, and March 31, 2017, respectively.

v)	Leave encashment: The Group has obligations with respect to the encashment of leave balances of certain of our employees in India and other countries. Leave encashment benefit is recognized using the accrual method. The Group’s aggregate obligations under provision for accrued vacation (leave encashment) were $973, $961and $1,735 for the fiscal years ended March 31, 2019, March 31, 2018, and March 31, 2017, respectively. The Group’s total obligation under leave encashment was $4,159, $4,303 and $420 as of March 31, 2019, March 31, 2018, and March 31, 2017, respectively.

Financing costs

The Group amortizes financing costs and premiums, and accretes discounts, over the remaining life of the related debt using the effective interest amortization method. The expense is included in “Interest expense” in the Consolidated and Combined Statements of Operations. We record discounts or premiums as a direct deduction from, or addition to, the amount of the related borrowing.

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Stock-based compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. The Group measures stock-based compensation costs at the grant date, based on the estimated fair value of the award and recognizes the cost (net of estimated forfeitures) over the employee’s requisite service period for the entire award. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from the original estimates. The Group estimates the fair value of stock options using a Black-Scholes valuation model. The cost is recorded in "Cost of revenue”, “Selling, general and administrative expenses” and “Research and development expenses” in the Consolidated and Combined Statement of Operations based on the employees’ respective function.

Advertising and sales commission costs

Advertising and promotion related expenses are charged to the Consolidated and Combined Statement of Operations in the period incurred. Advertising expense for the years ended March 31, 2019, March 31, 2018 and March 31, 2017 was approximately $649, $965 and $1,032, respectively.

Sales commissions are recognized as an expense when earned by the sales representative, generally occurring at the time the customer order is signed.

Derivative instruments

All derivative instruments are recorded in the Consolidated Balance Sheet as either an asset or liability at their fair value. The Group normally enters into foreign exchange forward contracts and par forward contracts where the counter-party is generally a bank, to mitigate its foreign currency risk on foreign currency denominated inter-company balances. For derivative financial instruments to qualify for hedge accounting, the following criteria must be met: (1) the hedging instrument must be designated as a hedge; (2) the hedged exposure must be specifically identifiable and expose the Group to risk; and (3) it is expected that a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure will have a high degree of correlation. The changes in the Group’s derivatives’ fair values are recognized in the Consolidated and Combined Statement of Operations unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as hedges).

For items to which hedge accounting is applied, the Group records the effective portion of derivative financial instruments that are designated as cash flow hedges in “Accumulated other comprehensive income”, a separate component of Stockholders’ equity, and an amount is reclassified out of accumulated other comprehensive income into earnings to offset the earnings impact that is attributable to the risk being hedged. Any ineffectiveness or excluded portion of a designated cash flow hedge is recognized in the statement of operations. The related cash flow impacts of derivative activities are reflected as cash flows from operating activities.

Hedge accounting is discontinued when the hedging instrument expires or is sold, terminated, or exercised, or no longer qualifies for hedge accounting. At that time for forecasted transactions, any cumulative gain or loss on the hedging instrument recognized in “Accumulated other comprehensive income" is retained there until the forecasted transaction occurs. If a hedged transaction is no longer expected to occur, the net cumulative gain or loss recognized in hedging reserve is transferred to the Consolidated and Combined Statement of Operations for the year.

For derivative financial instruments that do not qualify for hedge accounting, realized gains or losses and changes in the estimated fair value of these derivative financial instruments are recorded in Other Income/(Expenses).

The fair value of derivatives expiring within 12 months is classified as a current asset or liability, and the fair value of derivatives with a longer maturity is classified as a non-current asset or liability.

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect the tax effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. The effect on deferred tax assets and liabilities of a change in enacted tax rates is recognized in the Consolidated and Combined Statement of Operations in the year of change.

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

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Unobservable inputs that are supported by little or no market activity, which require the Group to develop its own assumptions. The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of March 31, 2019 and 2018:

	As of March 31,
	2019	2018
Assets
Level 2
Derivative financial instruments (included in the following line items in the combined balance sheet)
Other assets	$436	$46
Other liabilities	(21)	(17)
Prepaid expenses and other current assets	132	194
Accrued expenses and other liabilities	(136)	(127)
	$411	$96
Level 3
Exaxe earn-outs	(4,884)	—
Contingent consideration	—	(835)
Total	$(4,884)	$(835)
	$(4,473)	$(739)

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

4	FAIR VALUE OF FINANCIAL INSTRUMENTS continued

The following table presents the change in level 3 instruments:

	As of March 31,
	2019	2018	2017
Opening balance	$(835)	$(756)	$(593)
Additions	—	—	—
Total gains/(losses) recognized in Statement of Operations	835	(79)	(163)
Settlements	—	—	—
Closing balance	$0	$(835)	$(756)

Contingent consideration pertaining to the acquisition of the consulting business of Agile as of December 31, 2015 has been classified under level 3 as the fair valuation of such contingent consideration has been calculated using one or more significant inputs which are not based on observable market data. The fair value of the contingent consideration was estimated using a discounted cash flow technique with significant inputs that are not observable in the market. The significant inputs not supported by market activity included the Group’s probability assessments of expected future cash flows related to its acquisition of the consulting business of Agile during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the asset purchase agreement (the “Agile Agreement”) dated December 12, 2014, as amended on January 26, 2016.

The total gain/(losses) attributable to changes in the estimated contingent consideration payable for the acquisition of the consulting business of Agile were $835 for the year ended March 31, 2019 and $(79) for the year ended March 31, 2018. The Group paid no earn-out consideration to Agile in the fiscal year ended March 31, 2019. The Group paid $1,100 to Agile as earn-out consideration in the fiscal years ended March 31, 2018 and 2017.

During the quarter ended September 30, 2018, the Group and the shareholders of Agile determined that the final earnout targets under the Agile Agreement would not be met and that no further contingent consideration would therefore be due under the Agile Agreement. Accordingly, the accrued contingent consideration has been reversed in the income statement during the period ended September 30, 2018.

Contingent consideration pertaining to the acquisition of the business of Exaxe as of March 31, 2019 has been classified under level 3 as the fair valuation of such contingent consideration has been calculated using one or more significant inputs which are not based on observable market data. The fair value of the contingent consideration was estimated using a discounted cash flow technique with significant inputs that are not observable in the market. The significant inputs not supported by market activity included the Group’s probability assessments of expected future cash flows related to its acquisition of the business of Exaxe during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the share purchase agreement dated November 27, 2018 (the “Exaxe Agreement”).

The estimated contingent consideration payable for the acquisition of the business of Exaxe was $4,884 for the year ended March 31, 2019.

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

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

5	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	As of March 31,
	2019	2018
Leasehold improvements	$632	$655
Computers	6,599	6,191
Plant and Equipment	1,482	1,316
Furniture and Fixtures	1,581	1,537
Vehicles	412	266
Office Equipment	555	697
Capital Work in Progress	9	37
Total	$11,270	$10,699
Less: Accumulated depreciation	(8,483)	(7,944)
Property and Equipment, net	$2,787	$2,755

As of March 31, 2019 and 2018, the Group has hypothecated assets with net carrying values amounting to $131 and $41, respectively. Depreciation expense was $1,568, $2,130 and $1,955 for the fiscal years ended March 31, 2019, March 31, 2018, and March 31, 2017, respectively.

6	INTANGIBLE ASSETS

Intangible assets consist of the following:

	Weighted Average	As of March 31, 2019			As of March 31, 2018
	amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Customer contracts	3	$2,950	$(2,950)	$—	$2,950	$(1,955)	$995
Customer relationships	9	8,327	(3,753)	4,574	6,720	(2,205)	4,515
Trade Name		353	(18)	335	494	(494)	—
Technology	5	10,672	(3,118)	7,554	3,110	(2,781)	329
Software	3	3,814	(3,340)	474	4,807	(4,111)	696
Total	4	$26,116	$(13,179)	$12,937	$18,081	$(11,546)	$6,535

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

6	INTANGIBLE ASSETS continued

All the intangible assets have finite lives and as such are subject to amortization. Amortization expense was $2,676, $2,719 and $2,764 for the fiscal years ended March 31, 2019, March 31, 2018, and March 31, 2017, respectively.

The estimated aggregate amortization expense for the next five fiscal years and thereafter is as follows:

Future
Year ended March 31,	Amortization
2020	$3,496
2021	2,921
2022	2,239
2023	2,119
2024	979
Thereafter	1,183
Total	$12,937

7	ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL DEBTS

	As of March 31,
	2019	2018
Customers (trade)	$18,746	$20,838
Less: Allowance for doubtful receivables	(1,813)	(1,735)
Accounts receivables	$16,933	$19,103

The Group’s credit period for its customers generally ranges from 30 – 45 days. The Group has collectively and individually evaluated all of its accounts receivables for collectability.

	As of March 31,
	2019	2018
Opening balance	$1,735	$1,400
Current period provision	427	795
Reversals during current period	(369)	(458)
Foreign currency translation adjustments	20	(2)
Closing balance	$1,813	$1,735

The Group entities perform ongoing credit evaluations of their customers’ financial condition and monitor the credit worthiness of their customers to which they grant credit terms in the normal course of business. In their evaluation, they use certain factors like historical experience and use management judgment in assessing credit quality.

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

8	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of March 31
	2019	2018
Prepaid expenses	$2,225	$1,951
Advance for expenses	480	603
Loans and advance to employees	144	206
Derivative financial instruments	132	194
Advance tax	7,984	4,957
Rent Deposits	1,098	1,250
Insurance claim receivable	2,750	—
Service tax	7	286
Other advances and receivables	352	47
Total	$15,172	$9,494

Advance for expenses includes foreign currency advances, travel advances and advances to suppliers. Other advances and receivables mainly include amount recoverable from statutory authorities and miscellaneous advances.

9	SOFTWARE HIRE PURCHASE AGREEMENTS

The Group acquired software under a hire purchase arrangement which is stated at the present value of the minimum installment payments. The gross stated amounts for such software are $0 and $430 and related accumulated depreciation recorded is $0 and $107, respectively as of March, 2019 and 2018.

Depreciation expenses, in respect of assets held under hire purchase were $0, $86 and $23 for the fiscal years ended March 31, 2019, March 31, 2018 and March 31, 2017, respectively.

10	BORROWINGS

MSSIPL Facilities

On May 9, 2017, Majesco Software and Solutions India Pvt. Ltd. (“MSSIPL”) and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (the “Combined Facility”) pursuant to which Standard Chartered Bank agreed to a Combined Facility of up to 200 million Indian rupees (or approximately $2,875 at exchange rates in effect on March 31, 2019). The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of goods, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the marginal cost of funds based lending rate (the “MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and is effective until repayment. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The Working Capital Overdraft Facility and the Short Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of each disbursement and is effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time. The Pre Shipment Financing Under Export Orders Facility is for the purchase of raw material, processing, packing, transportation, warehousing and other expenses and overheads incurred by MSSIPL to ready goods for sale. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of utilization and is effective until repayment. Interest will accrue from the utilization date up to the repayment date.

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

10	BORROWINGS continued

The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was in compliance under the terms of this Combined Facility as of March 31, 2019. There are no outstanding loans under this Combined Facility as of March 31, 2019.

Term Loan Facility

On March 23, 2016, Majesco entered into a Loan Agreement (the “Loan Agreement”) with HSBC Bank USA, National Association (“HSBC”) pursuant to which HSBC agreed to extend loans to Majesco in the amount of up to $10,000 and Majesco issued a promissory note to HSBC in the maximum principal amount of $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). The outstanding principal balance of the loan bore interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest was payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of $1,667 were due and payable semi-annually. All principal and interest outstanding under the Note was due and payable on March 1, 2021. The Facility was unsecured and supported by a letter of credit issued by a bank of $10,000, which was secured by a cash pledge of our parent company, Majesco Limited. On February 27, 2019, Majesco used a portion of the proceeds from its recently completed rights offering to repay the total amount outstanding under the Loan Agreement with HSBC and terminated this facility.

Receivable Purchase Facility

On January 13, 2017, Majesco and its subsidiaries Majesco Software and Solutions Inc. (“MSSI”), and Cover-All Systems, jointly and severally entered into a Receivable Purchase Agreement with HSBC pursuant to which HSBC may advance funds against receivables at an agreed advance rate. The outstanding aggregate amount of all advances may not exceed a $10,000 facility limit. The facility bears interest at 2% plus the 90 day LIBOR rate. HSBC will also receive an arrangement fee equal to 0.20% of the facility limit and a facility review fee equal to 0.20% of the facility limit. Majesco will serve as HSBC’s agent for the collection of receivables, and Majesco will collect and otherwise enforce payment of the receivables. HSBC has a security interest in accounts of MSSI and Cover-All Systems. The term of the Receivable Purchase Agreement is for a minimum period of 12 months and shall continue unless terminated by either party. Either party may terminate the Receivable Purchase Agreement at any time upon 60 days’ prior written notice to the other party. The Receivable Purchase Agreement will provide additional liquidity to the Group for working capital and other general corporate purposes.

On November 29, 2018, the Group amended the Receivable Purchase Agreement to increase its limit to $15,000 until March 29, 2019, and $10,000 thereafter. HSBC received an arrangement fee of $10 in connection with this amendment. The amendment will provide additional liquidity to Majesco for mergers and acquisitions and other general corporate purposes. As of March 31, 2019, Majesco had $415 outstanding under this facility. Majesco used proceeds from this facility to repay existing indebtedness and for capital expenditures, working capital and other general corporate purposes.

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

10	BORROWINGS continued

Exaxe Facilities

Exaxe Limited has a receivables purchase agreement with AIB Commercial Finance Limited (“AIB Commercial”) pursuant to which AIB Commercial will purchase up to EUR 200 in receivables from Exaxe Limited on a discounted basis. In addition, Exaxe Limited has an overdraft facility with Allied Irish Banks, p.l.c. (“AIB”) of up to EUR 100. The facility has a variable interest rate and is payable on demand at any time. This facility is secured by the assets of Exaxe Limited. As of March 31, 2019, there were no outstanding balances under these facilities.

Auto loan

MSSIPL has obtained the auto loans from HDFC Bank for the purchase of vehicles. The loans bear interest at a rate of 8.75% per annum, are payable in 60 monthly installments over a 5 year period and are secured by the hypothecation of the vehicles. The outstanding balance of these auto loans as of March 31, 2019 is $137.

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

11	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of March 31,
	2019	2018
Accrued expenses	$4,815	$4,537
Statutory payments	1,449	1,757
Provision for taxation	8,136	4,324
Leave encashment	3,150	3,393
Derivative financial instruments	136	127
Employee benefits	12,029	7,059
Others	1,247	835
Accrued expenses and other liabilities	$30,962	$22,032

12	DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information of fair values of derivative financial instruments:

	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of March 31, 2019
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$436	$132	$21	$136
Total	$436	$132	$21	$136
As of March 31, 2018
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$46	$194	$17	$127
Total	$46	$194	$17	$127

*	The noncurrent and current portions of derivative assets are included in ‘Other assets’ and ‘Prepaid expenses and other current assets’, respectively, and of derivative liabilities are included in ‘Other liabilities’ and ‘Accrued expenses and other liabilities’, respectively in the Consolidated and Combined Balance Sheet.

Cash Flow Hedges and Other derivatives

The Group uses foreign currency forward contracts and par forward contracts to hedge the risks associated with foreign currency fluctuations relating to certain commitments and forecasted transactions. The Group designates certain of these hedging instruments as cash flow hedges. The use of hedging instruments is governed by the policies which are approved by Board of Directors of the Group.

Derivative financial instruments entered into by the Group that are not designated as hedging instruments in hedge relationships are classified in financial instruments at fair value through profit or loss.

The aggregate contracted USD notional amounts of the Group’s foreign exchange forward contracts (sell) outstanding as of March 31, 2019 amounted to $31,100 and as of March 31, 2018 amounted to $18,250.

The aggregate contracted GBP notional amounts of the Group’s foreign exchange forward contracts (sell) outstanding as of March 31, 2019 amounted to GBP 0 and as of March 31, 2018 amounted to GBP 1,155.

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

12	DERIVATIVE FINANCIAL INSTRUMENTS continued

The outstanding forward contracts as of March 31, 2019 mature between 1 to 37 months. As of March 31, 2019, the Group estimates that $291, net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.

The related cash flow impacts of all of the Group’s derivative activities are reflected as cash flows from operating activities.

The following table provides information of the amounts of pre-tax gains/(losses) recognized in and reclassified from accumulated other comprehensive income (“AOCI”)

	Amount of Gain/(Loss) recognized in AOCI (effective portion)	Amount of Gain/(Loss) reclassified from AOCI to Statement of Operations (Revenue)
For the year ended March 31, 2019
Foreign exchange forward contracts	$1,005	$(691)
Total	$1,005	$(691)

For the year ended March 31, 2018
Foreign exchange forward contracts	$294	$(287)
Total	$294	$(287)

For the year ended March 31, 2017
Foreign exchange forward contracts	$167	$(254)
Total	$167	$(254)

13	RETIREMENT BENEFIT OBLIGATION — GRATUITY

Employees of the Group who are in India, participate in a gratuity employee defined contribution benefit plan sponsored by MSSIPL, which is a defined benefit plan. In India, gratuity plans are governed by the Payment of Gratuity Act, 1972. This plan is accounted for as multi-employer benefit plan in these consolidated and combined financial statements and, accordingly, the Group’s Consolidated Balance Sheets do not reflect any assets or liabilities related to these plans. The Group’s Consolidated and Combined Statements of Operations includes expense allocations for these benefits. The Group considers the expense allocation methodology and results to be reasonable for all periods presented.

Plan information is as follows:

Legal name of the plan: Majesco Software & Solutions India Private Limited Employees’ Group Gratuity Assurance Scheme (C. A.)

	Year ended	Year ended	Year ended
	March 31, 2019	March 31, 2018	March 31, 2017
Group’s Total Contributions to plan	$3,019	$2,957	$2,957
	$3,019	$2,957	$2,957

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

13	RETIREMENT BENEFIT OBLIGATION — GRATUITY continued

Total plan assets and actuarial present value of accumulated plan benefits are as follows:

	As of March 31,
	2019	2018
Total plan assets	$2,756	$2,921
Actuarial present value of accumulated plan benefits	3,138	2,975
Total contributions received by the plan from all employers (for the period ended)	.06	0.06

14	ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component are as follows:

	Year ended March 31, 2019			Year ended March 31, 2018			Year ended March 31, 2017
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$293	—	293	$(345)	—	(345)	$222	—	222
Change in foreign currency translation adjustments	(995)	—	(995)	638	—	638	(567)	—	(567)
Closing balance	$(702)	—	(702)	$293	—	293	$(345)	—	(345)

Unrealized gains/(losses) on cash flow hedges
Opening balance	$96	(28)	68	$89	(31)	58	$176	(60)	116
Unrealized gains/(losses) on cash flow hedges	1005	(292)	713	294	(84)	210	167	(57)	110
Reclassified to Statement of Operations	(690)	200	(490)	(287)	86	(201)	(254)	86	(168)
Net change	$315	(92)	223	$7	2	9	$(87)	29	(58)
Closing balance	$411	(120)	291	$96	(29)	67	$89	(31)	58

15	INCOME TAXES

	Year ended March 31, 2019	Year ended March 31, 2018	Year ended March 31, 2017

United States	$129	$(12,049)	$(1,508)
Foreign	10,407	9,103	683
Income/(Loss) before provision for income taxes	$10,536	$(2,946)	$(825)

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

15	INCOME TAXES continued

The Group’s (provision)/benefit for income taxes consists of the following:

	Year ended March 31, 2019	Year ended March 31, 2018	Year ended March 31, 2017
Current:
U.S. Federal and state	$1,200	$109	$28
Foreign	2,942	3,188	270
Total current	$4,142	$3,297	$298

Prior Period – Current Tax:
U.S. Federal and state	$72	$109	$86
Foreign	$(45)	$—	$27
Total Prior Period – Current Tax	$27	$109	$113

Deferred:
U.S. Federal and state	$(402)	$(1,321)	$(366)
Foreign	(156)	(30)	52
Total deferred	$(558)	$(1,351)	$(314)
Provision for income taxes recognized in Statement of Operations	$3,611	$2,055	$97

The total income tax expense differs from the amounts computed by applying the effective federal and state income tax rate of 27.32% as follows:

	Year ended	Year ended	Year ended
	March 31,	March 31,	March 31,
	2019	2018	2017
Net income/(loss) before taxes	10,536	(2,946)	(825)
Computed tax expense	2,879	(1,157)	(324)
Non-deductible expenses
– Stock based compensation and Meals & Entertainment	1,011	1,625	697
– Others	219	70	66
Valuation allowance	—	—	(228)
Tax charge/(credit) of earlier year assessed in current year	28	108	113
Loss on effective tax rate reduction from 39.3% to 27.3%	—	2,399	—
Net tax credit on R&D and Sec 199 deduction	(368)	(361)	(306)
Tax exemption	(168)	(246)
Difference arising from different tax jurisdiction	125	(427)	(140)
Others	(115)	44	219
Total taxes recognized in Statement of Operations	3,611	2,055	97

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

15	INCOME TAXES continued

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act establishes new tax laws that affect 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21 percent effective April 1, 2018. The blended statutory federal rate, taking into account the 21% rate under the new law, is 30.75%. For certain deferred tax assets and deferred tax liabilities, the Company has reduced the carrying value of the deferred tax assets and liabilities as a result of the Tax Act. In fiscal year ended March 31, 2018 the Company made an adjustment of $2.40 million to write down the Company’s deferred tax asset in line with the recent changes made to the Tax Code.

Significant components of activities that gave rise to deferred tax assets and liabilities included on the Balance Sheet was as follows:

	As of March 31,
	2019	2018
Deferred tax assets/(liability):
Employee benefits	2,457	1,890
Property and equipment	15	206
Goodwill	517	573
Allowance for impairment of accounts receivables	473	443
Carry forwarded income tax losses	2,969	4,687
Tax credit for R&D expenses	1,546	1,295
Derivative financial instruments	(120)	(28)
Foreign tax liability - FTC carryovers (Mexico)	1,200	—
Others	(592)	(819)
Gross deferred tax assets	8,465	8,247
Less: Valuation allowance	(828)	(1,076)
Net deferred tax assets	7,637	7,171
Current portion of deferred tax assets	—	—
Non-current portion of deferred tax assets	7,637	7,171

A valuation allowance is established attributable to deferred tax assets recognized on carry forward tax losses and tax credit for R&D expenses by the Group where, based on available evidence, it is more likely than not that they will not be realized. Significant management judgment is required in determining provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The valuation allowance is based on the Group’s estimates of taxable income by jurisdiction in which the Group operates and the period over which deferred tax assets will be recoverable. The change in valuation allowance is $(248), $(551) and $165 for the years ended March 31, 2019, March 31, 2018, and March 31, 2017, respectively.

The Group entity in Canada has recognized a valuation allowance on deferred income tax assets recognized on carry-forward losses and tax credit for R&D expenses amounting to $828 and $0 as of March 31, 2019, $798 and $0 as of March 31, 2018 and $1,335 and $0 as of March 31, 2017, respectively because it is not probable that future taxable profit will be available against which these temporary difference can be utilized. These carry forward losses and tax credit for R&D expenses do not have any expiry date.

The Group entity in Thailand has recognized a valuation allowance on deferred income tax assets recognized on carry-forward losses amounting to $0 as of March 31, 2019, $278 as of March 31, 2018 and $293 as of March 31, 2017, respectively, because it is not probable that future taxable profit will be available against which these temporary difference can be utilized. These carry forward losses are subject to expiration beginning in 2020. The valuation allowance has been returned down to $0 due to the closure of the Thailand entity in fiscal 2019.

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

15	INCOME TAXES continued

Changes in unrecognized income tax benefits were as follows:

	As of March 31,
	2019	2018	2017
Opening balance	$441	$441	$441
Increase in unrecognized tax benefits – due to tax positions taken in current period for prior periods	—	—	—
Closing balance	$441	$441	$441

As of March 31, 2019, the entire balance of unrecognized income tax benefits would affect the Group’s effective income tax rate, if recognized. Significant changes in the amount of unrecognized tax benefits are not reasonably possible within the next 12 months from the reporting date. The Group includes interest and penalties relating to unrecognized tax benefits within the provision for income taxes. The total amount of accrued interest and penalties as of March 31, 2019, 2018, and 2017 is $0, $0, and $0, respectively. The amount of interest and penalties expenses for the fiscal years ended March 31, 2019, 2018 and 2017 is $0, $0, and $0, respectively.

Majesco and Majesco Software and Solutions Inc. file a consolidated income tax return, and the provision for income tax for the fiscal years ended March 31, 2019, 2018 and 2017 has been made accordingly.

Because any estimate would not be meaningful due to the numerous assumptions upon which it would be based, and because of the significant resources this exercise would require, Majesco has determined that it is not practical to estimate the amount of unrecognized deferred tax liabilities.

In the US and India, the income tax returns are subject to examination by the appropriate tax authorities for the year ended March 31, 2016 and onwards and March 31, 2014 and onwards, respectively.

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

During the year ended March 31, 2019, 111,000 options were granted. The options were granted at the market price on the grant date.

As of March 31, 2019, the total future compensation cost related to non-vested options not yet recognized in the Statement of Operations was $398 and the weighted average period over which these awards are expected to be recognized was 1.55 years. The weighted average remaining contractual life of options expected to vest as of March 31, 2019 is 8.56 years.

Activity in the stock options granted under the Majesco Limited’s stock option plans granted to Majesco’s employees during the year was as follows:

	Year Ended March 31, 2019		Year Ended March 31, 2018		Year Ended March 31, 2017
Particulars	Number of Options	Weighted Average Exercise Price*	Number of Option	Weighted Average Exercise Price*	Number of Options	Weighted Average Exercise Price*
Outstanding at the beginning of the year	1,512,791	$3.38	1,624,040	$3.23	2,015,401	$3.23
Granted during the year	111,000	3.29	151,900	5.60	37,500	7.96
Forfeited during the year	(94,039)	4.73	(96,453)	6.33	(257,705)	5.57
Expired during the year	(1,643)	2.75	(9,594)	3.00	(18,145)	2.79
Exercised during the year	(138,038)	3.58	(157,102)	1.67	(153,011)	1.86
Transfer adjustment	(—)	—	(—)	—	(—)	—
Outstanding at the end of the year	1,390,071	$2.93	$1,512,791	$3.38	$1,624,040	$3.06
Exercisable at the end of the year	1,063,444	$2.62	942,450	$2.69	807,695	$2.18

*	The per share value has been converted at year end rate 1 US$=Rs. 69.10, Rs. 64.479 and Rs. 64.85 as of March 31, 2019, 2018 and 2017, respectively.

The weighted average grant date fair values of options granted during the fiscal years ended March 31, 2019, 2018 and 2017 is $4.80, $2.70 and $4.65, respectively, per option. The weighted average grant date fair value of vested options as of March 31, 2019 and 2018 is $1.80 and $1.80, respectively, per option. The Aggregate Intrinsic Value of options outstanding is $114 and options exercisable is $66 as of March 31, 2019.

The Group calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions:

	As of March 31,
Variables (range)	2019	2018	2017
Expected term of share options	2-6 Years	6 Years	6 Years
Risk-free interest rates	7.2-7.88%	6.70%	7.29%
Expected volatility	34-46%	48.97%	51.16%
Expected dividend yield	0%	0%	0%

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

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

16	EMPLOYEE STOCK OPTION PLAN continued

Summary of outstanding options as of March 31, 2019 is as follows

Exercise Price Range*	Number of shares arising out of options	Wtd. Avg. Exercise Price*	Wtd. Avg. remaining Contractual life
$0.01 – $3.00	762,918	$1.17	5.98
$3.01 – $6.00	559,653	4.74	5.61
$6.01 – $9.00	67,500	8.10	8.80
Total	1,390,071	$1.92	5.93

Summary of exercisable options as of March 31, 2019 is as follows:

Exercise Price range*	Number of shares arising out of options	Wtd. Avg. Exercise Price*	Wtd. Avg. remaining Contractual life
$0.01 – $3.00	692,916	$1.22	5.83
$3.01 – $6.00	336,528	4.80	7.60
$6.01 – $9.00	34,000	8.26	7.87
Total	1,063,444	$2.62	6.46

*	The per share value has been converted at year end average rate 1 US$= Rs 69.10 as of March 31, 2019.

In accordance with FASB Accounting Standards Codification (“ASC”) 718, Accounting for Stock Options and Other Stock-Based Compensation , Majesco uses the simplified method for estimating the expected term when measuring the fair value of employee stock options using the Black-Scholes option pricing model. Majesco believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the following criteria established by ASC 718:

●	stock options are granted at-the-money;

●	exercisability is conditional only on the completion of a service condition through the vesting date;

●	employees who terminate their service prior to vesting forfeit the options;

●	employees who terminate their service after vesting are granted limited time to exercise their stock options (typically 30 – 90 days); and

●	stock options are nontransferable and non hedgeable.

Given our limited history with employee grants, we use the “simplified” method in estimating the expected term for our employee grants. The “simplified” method, as permitted by applicable regulations, is calculated as the average of the time-to-vesting and the contractual life of the options.

Majesco 2015 Equity Incentive Plan

In the fiscal year ended March 31, 2019, we recognized $2,220 compared to $1,650 in the fiscal year ended March 31, 2018, of stock-based compensation expense in our consolidated Financial Statements.

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

16	EMPLOYEE STOCK OPTION PLAN continued

In June 2015, Majesco adopted the Majesco 2015 Equity Incentive Plan (the “2015 Plan”). On May 9, 2018, the Board of Directors of Majesco approved an increase of 2,000,000 shares in the amount of shares available for issuance under the 2015 Plan thereby increasing the number of shares available under such plan from 3,877,263 shares to 5,877,263 shares. This increase was approved by the shareholders of Majesco at the 2018 annual meeting of shareholders. Under the 2015 Plan, options, restricted stock and other equity incentive awards with respect to up to 5,877,263 shares may be granted by the Compensation Committee of the Board of Directors to our employees, consultants and directors at an exercise or grant price determined by the Compensation Committee of the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2015 Plan allows the grant of restricted or unrestricted stock awards or awards denominated in stock equivalent units or any combination of the foregoing, which may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. On March 31, 2019, an aggregate of 2,081,983 shares were available for grant under the 2015 Plan.

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

●	Expected volatilities are based on peer entities as the historical volatility of Majesco’s common stock is limited.

●	In accordance with ASC 718, Majesco uses the simplified method for estimating the expected term when measuring the fair value of employee stock options using the Black-Scholes option pricing model. Majesco believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the criteria established by ASC 718.

●	The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yields for an equivalent term at the time of grant.

●	Majesco does not anticipate paying dividends during the expected term.

	2019	2018
Expected volatility	41% – 50%	41% – 50%
Weighted-average volatility	41%	41%
Expected dividends	0	0
Expected term (in years)	3 – 5 Years	3 – 5 Years
Risk-free interest rate	2.5%	0.46%

As of March 31, 2019, there was $5,054 of total unrecognized compensation costs related to non-vested share-based compensation arrangements previously granted by Majesco. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

16	EMPLOYEE STOCK OPTION PLAN continued

A summary of the outstanding common stock options under the 2015 Plan is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, April 1, 2015	—	$—	—	$—
Granted	2,279,882	4.81 – 7.72	9.07 Years	5.24
Canceled	(100,497)	4.81 – 6.93		4.95
Balance, April 1, 2016	2,179,385	$4.81 – 7.72	9.07 Years	$5.25
Granted	860,331	4.79 – 6.22	9.41 Years	5.56
Exercised	(2,083)	4.92		4.92
Canceled	(168,991)	4.81 – 7.53		5.37
Balance, March 31, 2017	2,868,642	$4.79 – 7.72	8.91 Years	$5.34
Granted	715,000	4.85 – 5.64	8.77 Years	5.01
Exercised	(51,249)	4.92 – 5.05		4.94
Canceled	(254,250)	4.87 – 6.22		5.38
Balance, March 31, 2018	3,278,143	$4.79 – 7.72	7.69 Years	$5.27
Granted	370,890	5.25 – 7.64	9.56 Years	7.04
Exercised	(107,681)	4.87 – 6.22		5.02
Canceled	(282,085)	4.81 – 7.53		5.25
Balance, March 31, 2019	3,259,267	$4.79 – 7.72	8.08 Years	$5.49

The options granted during fiscal 2019 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

	Weighted-Average	Weighted-Average
Number	Granted	Exercise Price	Fair Value
Exercise Price at Stock Price	370,890	$7.04	$3.09

The options granted during fiscal 2018 are distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

	Number	Weighted-Average	Weighted-Average
	Granted	Exercise Price	Fair Value
Exercise Price at Stock Price	715,000	$5.01	$2.21

Exercisable options at March 31, 2019 were as follows:

	Number of Exercisable Options	Weighted-Average Exercise Price
March 31, 2019	1,729,358	$5.36
March 31, 2018	1,200,212	$5.45

The following table summarizes information about stock options at March 31, 2019:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$4.79 – $6.22	2,792,561	7.8 Years	$5.16	1,573,542	$5.14
$7.21 – $7.72	466,709	9.8 Years	$7.41	155,816	$7.64

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

16	EMPLOYEE STOCK OPTION PLAN continued

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

Restricted Stock Unit Awards

Restricted stock unit activity during the twelve months ended March 31, 2019 was as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance, April 1, 2018	0	$0
Granted	375,000	$7.49
Balance, March 31, 2019	375,000	$7.49

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

The ESPP provides employees with the right to purchase shares of common stock through payroll deductions. The total number of shares available for purchase under the ESPP is 2,000,000. The ESPP Plan became effective January 1, 2016. As of March 31, 2019, we had issued and sold 123,213 shares under the ESPP.

Warrants

As of March 31, 2019, there were warrants to purchase 25,000 shares of common stock outstanding. A summary of the terms of the outstanding warrants as of March 31, 2019, 2018, 2017, 2016 and 2015 is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, April 1, 2015	—			—
Granted	334,064	6.84 – 7.00	1.7	6.85
Balance, March 31, 2016	334,064			$6.85
Granted	—			—
Balance, March 31, 2017	334,064			$6.85
Expired	(309,064)			6.84
Balance, March 31, 2018	25,000		2.4	$7.00
Granted	—			—
Balance, March 31, 2019	25,000		1.4	$7.00

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

16	EMPLOYEE STOCK OPTION PLAN continued

Exercisable Warrants at March 31, 2019 and 2018 were as follows:

	Number of Exercisable Warrants	Weighted-Average Exercise Price
March 31, 2019	25,000	$7.00
March 31, 2018	25,000	$7.00

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

Total employee stock option plans expenses

The total amount of compensation expense recognized in Majesco’s Statement of Operations in respect of employee stock option plans is as follows:

	Year Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,
	2019	2018	2017
Cost of revenue	$255	$639	$360
Research and development expenses	233	72	118
Selling, general and administrative expenses	2,453	2,542	1,100
Total	$2,941	$3,253	$1,578

17	OTHER INCOME/(EXPENSES)

Other income/(expenses) consists of following:

	Year ended	Year ended	Year ended
	March 31, 2019	March 31, 2018	March 31, 2017

Foreign exchange gain	324	81	(108)
Other finance charges	(121)
Profit on sale of investment.	146
Profit on sale of assets	9
Others	83	(7)	93
Other income/(expenses)	$441	$74	$(15)

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

18	EARNINGS PER SHARE

The basic and diluted earnings/(loss) per share were as follows:

	Year ended March 31, 2019	Year ended March 31, 2018	Year ended March 31, 2017
Net income/(Loss)	$6,925	$(5,001)	$(922)
Basic weighted average outstanding equity shares	37,209,999	36,540,199	36,477,774
Adjustment for dilutive potential common stock Options under Majesco 2015 Equity Plan Dilutive Weighted average outstanding equity shares	2,063,606
Earnings per share
Diluted weighted average outstanding equity shares	39,273,605	36,540,199	36,477,774
Basic	$0.19	$(0.14)	$(0.02)
Diluted	$0.18	$(0.14)	$(0.02)

Basic earnings per share amounts are calculated by dividing net income for the years ended March 31, 2019, 2018 and 2017 attributable to common shareholders by the weighted average number of ordinary shares outstanding during the same periods.

Diluted earnings per share amounts are calculated by dividing the net income attributable to common shareholders by the sum of the weighted average number of ordinary shares outstanding during the periods plus the weighted average number of common shares that would be issued on the conversion of all the dilutive potential common shares into common shares.

The calculation of diluted earnings per share March 2018 and 2017 excluded potential equity shares and options granted to employees, as their inclusion would have been antidilutive.

19	RELATED PARTIES TRANSACTIONS

Reimbursement of Expenses

The Group reimburses expenses incurred by Majesco Limited attributable to shared resources with Majesco Limited that are in the process of being separated after the separation of Mastek Ltd.’s insurance related operations, including air travel, travel insurance, telephone costs, utility charges, insurance costs, administrative personnel costs, software and hardware costs and third party license costs, less receivables from Majesco Limited for similar expenses. The amount receivable/(payable) from Majesco Limited for reimbursement of expenses as on March 31, 2019 and March 31, 2018 is $5 and $98, respectively.

The Group also reimburses the insurance premium paid by Majesco Limited for the insurance policy at the Majesco Limited group level pertaining to the employees of MSSIPL. During the year ended March 31, 2019 MSSIPL paid $68 to Majesco Limited toward such insurance premium.

Leases

MSSIPL entered into an operating lease for its operation facilities in Mahape, India, as lessee, with Majesco Limited, Majesco’s parent company, as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $1,352. The lease is effective June 1, 2015 and expires on May 31, 2020.

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

	As of March 31, 2019	As of March 31, 2018

Security deposits paid to Majesco Limited by MSSIPL for use of Mahape premises	$552	$644
Security deposits paid to Mastek Ltd. by MSSIPL for use of Pune premises	$—	$202

Rental expenses paid by MSSIPL to Majesco Limited for use of premises for the years ended March 31, 2019 and March 31, 2018 was $1,352 and $1,304, respectively. Rental expenses paid by MSSIPL to Mastek Ltd. for use of premises for the years ended March 31, 2019 and March 31, 2018 was $308 and $397, respectively.

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

Services Agreements

On August 2, 2016, Majesco Limited and MSSIPL entered into a master service agreement, effective as of June 30, 2016 pursuant to which MSSIPL will provide software development services to Majesco Limited. Under this agreement, MSSIPL will charge Majesco Limited cost plus a margin for the services rendered. Software development charges charged by MSSIPL under the agreement for the years ended March 31, 2019 and March 31, 2018 was $1,221 and $1,075, respectively.

On July 25, 2018, Majesco Limited and MSSIPL entered into an Intra Group Services Agreement (the “Intra-Group Agreement”)pursuant to which Majesco Limited will provide certain sales and marketing services to MSSIPL in the Asia Pacific region (collectively, the “Services”). In consideration for the Services, MSSIPL will pay Majesco Limited all direct and indirect operating costs of Majesco Limited incurred for the provision of the Services and which shall be allocated to MSSIPL on the basis of gross revenues plus a 10% mark-up. The mark-up will be subject to a periodic review. The Intra-Group Agreement will be effective as of April 1, 2018 and will remain in effect until terminated. Each party may terminate the Intra-Group Agreement at any time upon 60 days prior written notice to the other. Expenses charged by Majesco Limited under the Intra-Group Agreement for the years ended March 31, 2019 was $100.

Guarantee

During the fiscal years ended March 31, 2019 and March 31, 2018, Majesco paid $31 and $48, respectively, to Majesco Limited as arrangement fees and guarantee commission for the guarantee given by Majesco Limited to HSBC and ICICI Bank for the facilities taken by Majesco and its subsidiaries. Both facilities have been repaid and terminated.

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

19	RELATED PARTIES TRANSACTIONS continued

Lease with Exaxe Sellers

On October 14, 2004, Exaxe Consulting Limited entered into a lease (the “Lease”) with Norman Carroll, Philip Naughton and Luc Hemeryck for certain real property facilities for a term which initially expired on October 13, 2025. Pursuant to a Deed of Assignment dated December 6, 2017 between Exaxe Consulting Limited and Exaxe Limited, Exaxe Consulting Limited assigned Exaxe Limited the Lease for the balance of the term. Pursuant to Deed of Variation of the Lease executed in January 2019, the term of the Lease is expected to terminate on November 26, 2019. The monthly rental fee under the Lease is Eur 10. All Euros are in thousands unless otherwise indicated.

20	SEGMENT INFORMATION

The Group operates in one segment as software solutions provider for the insurance industry. The Group’s chief operating decision maker (the “CODM”) is its Chief Executive Officer. The CODM manages the Group’s operations on a consolidated basis for purposes of allocating resources. When evaluating the Group’s financial performance, the CODM reviews all financial information on a consolidated basis. The majority of the Group’s principal operations and decision-making functions are located in the United States.

The following table sets forth revenues by country based on the billing address of the customer:

	Year ended March 31, 2019	Year ended March 13, 2018	Year ended March 31, 2017

USA	$121,732	$108,142	$107,077
UK	6,299	6,651	8,167
Canada	568	1,203	1,748
Ireland	3,482	—	—
Malaysia	5,949	5,248	3,625
Singapore	1,299	379	59
India	531	1,362	1,092
	$139,860	$122,985	$121,768

The following table sets forth the Group’s property and equipment, net by geographic region:

	As of March 31,
	2019	2018
USA	$892	$1,195
India	1,705	1,332
United Kingdom	5	7
Malaysia	133	205
Canada	49	16
Ireland	3	—
	$2,787	$2,755

We provide a significant volume of services to many customers. Therefore, a loss of a significant customer could materially reduce our revenues. The Group had one customer for the fiscal year ended March 31, 2019, no customer for the fiscal year ended March 31, 2018 and no customer for the fiscal year ended March 31, 2017 that accounted for 10% or more of total revenue. The Group had one customer as of March 31, 2019 and one customer as of March 31, 2018 that accounted for 10% or more of total accounts receivables and unbilled accounts receivable. Presented in the table below is information about our major customers:

	Year ended March 31, 2019		Year ended March 31, 2018		Year ended March 31, 2017
	Amount	% of combined revenue	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$17,298	12.40%	$11,070	9.0%	$9,160	7.5%
Accounts receivables and unbilled accounts receivable	$9,508	27.3%	$5,240	18.0%	$697	3.4%
Customer B
Revenue	$6,539	4.7%	$6,623	5.4%	$6,511	5.3%
Accounts receivables and unbilled accounts receivable	$758	2.2%	$1,000	3.4%	$243	1.2%

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

21	COMMITMENTS

Capital Commitments

The Group had outstanding contractual commitments of $90 and $20 as of March 31, 2019 and 2018, respectively for capital expenditures relating to the acquisition of property, equipment and new network infrastructure.

Operating Leases

The Group leases certain office premises under operating leases. Many of these leases include a renewal option on a periodic basis at the Group’s option, with the renewal periods extending in the range of 2 — 5 years. Rental expense for operating leases amounted to $3,273, $3,292 and $3,348 for the fiscal years ended March 31, 2019, 2018 and 2017, respectively. The schedule for future minimum rental payments over the lease term in respect of operating leases is set out below.

Year ended March 31,	Amount
2020	3,132
2021	1,051
2022	680
2023	700
2024	563
Beyond 5 years	135
Total minimum lease payments	$6,261

22	ACQUISITIONS

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

In connection with the transaction, on the Effective Date, Exaxe Limited, a subsidiary of Exaxe, entered into employment agreements with each of Norman Carroll (the Chief Executive Officer of Exaxe) and Philip Naughton (the Executive Director – Business Development of Exaxe) pursuant to which Norman Carroll and Philip Naughton will act as SVP Ireland/UK Operations and Executive Director Business Development of Exaxe Limited, respectively. The Company agreed to grant Norman Carroll and Philip Naughton stock options awards with respect to such number of shares of the Company’s common stock having an aggregate value of EUR 1,000 under to the Company’s 2015 Plan.

In addition, in connection with the transaction, the parties have agreed to enter into a revised lease agreement with certain sellers (including Norman Carroll and Philip Naughton) for certain real property facilities leased by Exaxe Limited.

We have included the financial results of Exaxe in our consolidated financial statements from the date of acquisition. The purchase price for Exaxe was approximately $12,373. In connection with the Exaxe acquisition, we have recorded $10,383 of net assets and $1,990 of goodwill.

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Recognized amount of identifiable assets acquired and liabilities assumed

Amount
Cash	$297
Accounts receivable	968
Prepaid expenses and other current assets	498
Property, plant and equipment	42
Trade name	364
Customer relationships	1,658
Technology	7,314
Deferred tax asset from prior net operating losses	167
Accounts payable and other liabilities	(883)
Deferred revenue	(86)
Total fair value of identifiable net assets acquired	10,339
Total purchase consideration	12,329
Goodwill	1,990

The changes in the varying amount of goodwill are as follows:

Changes in carrying amount of the goodwill

	As of March 31, 2019	As of March 31, 2018

Opening value	$32,216	$32,275
Changes due to currency fluctuation	(61)	1
Impairment of Goodwill	—	(60)
Addition due to business combination	1,990	—
Closing value	$34,145	$32,216

Majesco

Notes to Consolidated and Combined Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

22	ACQUISITIONS continued

Details of identifiable intangible assets acquired are as follows:

	Weighted average amortization period (in years)	Amount assigned	Residual value
Technology	5	$7,314	—
Trade name	10	364	—
Customer relationships	15	1,657	—
Total	6.96	$9,335	—

23	NON CONTROLLING INTEREST

On November 27, 2018, the Company entered into a share purchase agreement for the acquisition of all the issued Securities of Exaxe. The Company completed the purchase of 90% of the Securities on November 27, 2018. The Company has agreed to purchase, and the sellers have agreed to sell to the Company, the remaining 10% of the Securities on August 1, 2019. The economic transfer date of Exaxe was October 1, 2018.

24	SUBSEQUENT EVENTS

On April 1, 2019, MSSIPL entered into the Business Transfer Agreement (the “Transfer Agreement”) with Majesco Limited, Majesco’s controlling shareholder. Pursuant to the Transfer Agreement, MSSIPL purchased on May 15, 2019 all of Majesco Limited’s insurance software business in India in a slump sale transaction, which included, among other things, Majesco Limited’s customer contracts and certain employees servicing this business, for a total value of approximately 243,745,000 Indian Rupees (approximately US$3.5 million). The transaction did not include real estate properties of Majesco Limited used in the business which will continue to be rented by MSSIPL from Majesco Limited.

On April 19, 2019 the Company filed a Form S-3 (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) registering the resale of the Company’s common stock held by one of its stockholders, Mastek (UK) Limited (the “Selling Stockholder”). The Registration Statement, was declared effective by the SEC on April 25, 2019. The Company will not receive any proceeds from any future resale of its common stock by the Selling Stockholder.

25	QUARTERLY RESULTS

	(Unaudited) Quarter ended
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Revenue	33,549	34,039	35,401	36,871
Income from operations	1,766	2,948	2,505	2,387
Net Income	1,035	2,829	1,829	1,232
Net income attributable to Owners of the Company	1,035	2,829	1,829	1,232
Basic EPS	0.03	0.08	0.05	0.03
Diluted EPS	0.03	0.07	0.05	0.03

	(Unaudited) Quarter ended
	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Revenue	27,922	30,347	31,769	32,947
Income (loss) from operations	(2,336)	(1,029)	98	860
Net Income (loss)	(1,650)	(716)	(3,069)	434
Net income/(loss) attributable to Owners of the Company	(1,650)	(716)	(3,069)	434
Basic EPS	(0.05)	(0.02)	(0.08)	0.01
Diluted EPS	(0.05)	(0.02)	(0.08)	0.01

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAJESCO

Date: May 30, 2019	By:	/s/ Adam Elster
Adam Elster
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam Elster	Chief Executive Officer	May 30, 2019
Adam Elster	(Principal Executive Officer) and Director

/s/ Wayne Locke	Chief Financial Officer	May 30, 2019
Wayne Locke	(Principal Financial and Accounting Officer)

/s/ Ketan Mehta	Chairman	May 30, 2019
Ketan Mehta

/s/ Arun K. Maheshwari	Director	May 30, 2019
Arun K. Maheshwari

/s/ Earl Gallegos	Director	May 30, 2019
Earl Gallegos

/s/ Rajesh Hukku	Director	May 30, 2019
Rajesh Hukku

/s/ Steven R. Isaac	Director	May 30, 2019
Steven R. Isaac

/s/ Atul Kanagat	Director	May 30, 2019
Atul Kanagat

/s/ Sudhakar Ram	Director	May 30, 2019
Sudhakar Ram

/s/ Robert P. Restrepo Jr.	Director	May 30, 2019
Robert P. Restrepo Jr.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of December 14, 2014, by and between Majesco and Cover-All (incorporated by reference to Exhibit 2.1 to Majesco’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the SEC on June 19, 2015)
2.2	Amendment No. 1 to Agreement and Plan of Merger dated as of February 18, 2015, by and among Majesco, Cover-All and RENN (incorporated by reference to Exhibit 2.2 to Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the SEC on June 19, 2015)
2.3	Share Purchase Agreement between Majesco and the sellers of the securities of Exaxe Holdings Limited (incorporated by reference to Exhibit 2.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on November 29, 2018) (2)(4)
3.1	Amended and Restated Articles of Incorporation of Majesco, dated June 22, 2015, as amended (incorporated by reference to Exhibit 3.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 23, 2015)
3.2	Amended and Restated Bylaws of Majesco, dated June 22, 2015, as amended (incorporated by reference to Exhibit 3.3 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 23, 2015)
4.1	Form of common stock certificate of Majesco (incorporated by reference to Exhibit 4.1 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.1+	Form of Majesco Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.1 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.2+	Majesco 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.3+	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.4+	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.5+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.6+	Form of Employee Stock Option Scheme of Majesco Limited — Plan I (incorporated by reference to Exhibit 10.7 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.7+	Form of Option Award Letter (incorporated by reference to Exhibit 10.8 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.8+	Form of Majesco Performance Bonus Plan (incorporated by reference to Exhibit 10.9 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.9+	Form of Majesco Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.10+	Employment Letter Agreement between Majesco and Edward Ossie, dated December 1, 2014 (incorporated by reference to Exhibit 10.13 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)

10.11+	Employment Letter Agreement between Majesco and Prateek Kumar, dated as of April 11, 2003 (incorporated by reference to Exhibit 10.14 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.12+	Employment Letter Agreement between Majesco and Lori Stanley, dated as of June 29, 2011 (incorporated by reference to Exhibit 10.16 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.13	Asset Purchase and Sale Agreement by and among Majesco, Agile Technologies, LLC and solely with respect to Sections 7.8 and 9, William K. Freitag, John M. Johansen and Robert Buhrle, dated December 12, 2014 (incorporated by reference to Exhibit 10.27 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)(2)
10.14	Amendment No. 1 to Amendment Asset Purchase and Sale Agreement, dated as of January 1, 2015, by and among Majesco, Agile Technologies, LLC, William K. Freitag, John M. Johansen and Robert Buhrle (incorporated by reference to Exhibit 10.28 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.15	Share Purchase Agreement, dated September 15, 2014, between Mastek Limited and MajescoMastek, for shares of MajescoMastek Canada Limited (incorporated by reference to Exhibit 10.29 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.16	Business Transfer Agreement, dated January 29, 2015, between Mastek (UK) Limited and Majesco UK Limited (incorporated by reference to Exhibit 10.30 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.17	Share Purchase Agreement, dated September 18, 2014, between Mastek Limited and MajescoMastek, for shares of Mastek MSC Sdn Bhd. (incorporated by reference to Exhibit 10.31 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.18	Scheme of Arrangement among Mastek Limited, Minefields Computers Limited, Majesco Software and Solutions India Private Limited and their respective shareholders and creditors (incorporated by reference to Exhibit 10.32 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 29, 2015)(2)
10.19+	Form of Non-Qualified Stock Option Award Agreement for the United Kingdom (incorporated by reference to Exhibit 10.32 to Majesco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the SEC on August 10, 2015)
10.20	Joint Venture Agreement dated September 24, 2015, between Mastek (UK) Limited and Majesco Software and Solutions India Private Limited (incorporated by reference to Exhibit 10.34 to Majesco’s Current Report on Form 8-K, filed with the SEC on September 28, 2015)
10.21	Share Purchase Agreement dated October 31, 2015, between Mastek Limited and Majesco SDN BHD (incorporated by reference to Exhibit 10.35 to Majesco’s Current Report on Form 8-K, filed with the SEC on November 3, 2015)
10.22	Services Agreement dated December 2, 2015, between Mastek (UK) Limited and Majesco UK Limited (incorporated by reference to Exhibit 10.36 to Majesco’s Current Report on Form 8-K, filed with the SEC on December 3, 2015)
10.23	Second Amendment to Asset Purchase and Sale Agreement, dated as of January 26, 2016 amending the Asset Purchase and Sale Agreement by and among Agile Technologies, LLC, a New Jersey limited liability company, the members of the Seller and Majesco, dated December 12, 2014, and as amended on January 1, 2015 (incorporated by reference to Exhibit 10.42 to Majesco’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, filed with the SEC on January 29, 2016)(4)
10.24	Stock Purchase Warrant, dated September 1, 2015, issued to Maxim Partners LLC (incorporated by reference to Exhibit 10.1 to Majesco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the SEC on November 3, 2015)
10.25

Master Services Agreement, dated August 2, 2016, between Majesco Limited and Majesco Software and Solutions India Private Limited (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on August 5, 2016)

10.26	Memorandum of Understanding, dated August 2, 2016, between Majesco Limited and Majesco Software and Solutions India Private Limited (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on August 5, 2016)
10.27	Receivable Purchase Agreement, dated January 13, 2017, by and between Majesco and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on January 19, 2017)
10.28	Facility Letter, dated May 9, 2017, by and between Majesco Software and Solutions India Private Limited and Standard Chartered Bank (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on May 12, 2017)
10.29	Master Credit Terms with Standard Chartered Bank (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on May 12, 2017)
10.30	Unattested Memorandum of Hypothecation with Standard Chartered Bank (incorporated by reference to Exhibit 10.3 to Majesco’s Current Report on Form 8-K, filed with the SEC on May 12, 2017)
10.31	Intra Group Services Agreement between Majesco Limited and Majesco Software Solutions India Private Limited (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on July 30, 2018)
10.32+	Employment Letter Agreement between Majesco and Adam Elster dated as of September 20, 2018 (incorporated by reference to Exhibit 10.1 to Majesco’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2018)
10.33+	Amendment to Majesco 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Majesco’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2018)
10.34	Amendment to Receivable Purchase Agreement, dated November 29, 2018, by and between Majesco and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on December 4, 2018)
10.35+	Amendment to Amended and Restated Employment Agreement between Majesco and Manish Shah dated March 12, 2019 (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on March 18, 2019)
10.36+	Employment Agreement between Majesco and James Miller dated March 12, 2019 (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on March 18, 2019)
10.37	Business Transfer Agreement, dated as of April 1, 2019, by and between Majesco Limited and Majesco Software and Solutions India Pvt. Ltd. (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on April 4, 2019)(2)
10.38+	Employment Agreement between Majesco and Wayne Locke dated April 4, 2019 (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on April 8, 2019)
21.1	Subsidiaries of Majesco(1)
23.1	Consent of MSPC Certified Public Accountants and Advisors, P.C.(1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

+	Denotes a management contract or compensatory plan.
(1)	Filed herewith.
(2)	Schedules or similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Majesco agrees to furnish supplementally a copy of any such omitted schedules or attachments to the SEC upon request; provide, however, that Majesco may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any schedule or attachment so furnished.
(3)	Furnished herewith.
(4)	Confidential treatment has been requested to a portion of this exhibit, and such confidential portion has been deleted and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.