Form 10-Q
period 2019-06-30
Majesco
filed 2019-08-13
CIK 1626853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-37466

Majesco

(Exact Name of Registrant as Specified in Its Charter)

California	77-0309142
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

412 Mount Kemble Ave., Suite 110C Morristown, NJ	07960
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2019
Common Stock, $0.002 par value per share	42,962,007 shares

MAJESCO

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Majesco and Subsidiaries

Consolidated Balance Sheets (All amounts are in thousands of US Dollars except share data and as stated otherwise)

Unaudited

	June 30,	March 31,
	2019	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,633	$11,329
Short term investments	23,375	28,108
Restricted cash	43	43
Accounts receivable, net	18,221	17,366
Unbilled accounts receivable	19,367	17,916
Prepaid expenses and other current assets	13,542	15,598
Total current assets	84,181	90,360
Property and equipment, net	2,702	3,026
Right-of-use asset, net	5,205	--
Intangible assets, net	12,261	12,969
Deferred income tax assets	6,992	7,816
Unbilled accounts receivable, net of current portion	2,389	543
Other assets	377	489
Goodwill	34,170	34,145
Total Assets	$148,277	$149,348
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Loan from bank-receivable financing and vehicle loan	$134	$442
Lease liability	2,654	--
Accounts payable	2,669	2,327
Accrued expenses and other current liabilities	24,793	34,871
Deferred revenue	11,811	10,988
Total current liabilities	42,061	48,628
Vehicle loan	102	109
Lease liability, net of current portion	2,563	--
Consideration payable for Exaxe acquisition	2,977	2,951
Other liabilities	1,134	1,089
Total Liabilities	48,837	52,777
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.002 per share – 50,000,000 shares authorized as of June 30, 2019 and March 31, 2019, no shares issued and outstanding as of June 30, 2019 and March 31, 2019	--	--
Common stock, par value $0.002 per share – 450,000,000 shares authorized as of June 30, 2019 and March 31, 2019; 42,929,765 shares issued and outstanding as of June 30, 2019 and 42,846,273 shares issued and outstanding as of March 31, 2019	86	86
Additional paid-in capital	123,567	122,163
Accumulated deficit	(25,217)	(26,499)
Accumulated other comprehensive loss	(229)	(412)
Total stockholders’ equity attributable to Majesco stockholders	98,207	95,338
Non controlling interests in consolidated subsidiaries	1,233	1,233
Total Stockholders’ Equity	99,440	96,571
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,277	$149,348

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Three Months ended June 30, 2019	Three Months ended June 30, 2018
Revenue	$37,304	$33,975
Cost of revenue	17,434	18,045
Gross profit	$19,870	$15,930

Operating expenses
Research and development expenses	$5,470	$4,849
Selling, general and administrative expenses	11,826	9,305
Total operating expenses	$17,296	$14,154
Income from operations	$2,574	$1,776
Interest income	189	6
Interest expense	(89)	(124)
Other income (expenses), net	(11)	181
Income before provision for income taxes	$2,663	$1,839
Provision for income taxes	1,381	795
Net Income	$1,282	$1,044

Earnings per share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

Weighted average number of common shares outstanding
Basic	42,912,982	36,600,811
Diluted	44,896,086	38,789,725

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)
(All amounts are in thousands of US Dollars)

	Three Months ended June 30, 2019	Three Months ended June 30, 2018
Net Income	$1,282	$1,044
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	66	(580)
Unrealized gains (losses) on cash flow hedges	117	(659)
Other comprehensive income/(loss)	$183	$(1,239)
Comprehensive Income/(Loss)	$1,465	$(195)

See accompanying notes to the Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)
Unaudited

	Preferred Stock	Additional Common Shares	Stock Amount	Paid-In Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total Stakeholder Equity
Balance as of April 1, 2019 as reported	—	42,846,273	$86	$122,163	$(23,792)	$(412)	$1,233	$99,278
Net assets received on business combination					823			823
Consideration payable on business combination					(3,530)			(3,530)
Balance as on April 1, 2019 as adjusted	—	42,846,273	86	$122,163	$(26,499)	$(412)	$1,233	$96,571
Net income	—	—	—	—	1,282	—	—	1,282
Issue of stock under ESOP and ESPP	—	83,492	—	475	—	—	—	475
Stock based compensation	—	—	—	929	—	—	—	929
Foreign currency translation adjustments	—	—	—	—	—	66	—	66
Unrealized gains on cash flow hedges	—	—	—	—	—	117	—	117
Balance as of June 30, 2019	—	42,929,765	$86	$123,567	$(25,217)	$(229)	$1,233	$99,440

Majesco and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(All amounts are in thousands of US Dollars)

	Three Months ended June 30, 2019	Three Months ended June 30, 2018
Net cash flows from operating activities
Net income	$1,282	$1,044
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Depreciation on property and equipment	408	406
Amortization of intangibles	817	626
Amortization of right of use asset	629	-
Stock-based compensation	929	660
Profit on sale of assets	(4)	-
Unrealized cash flow hedges	117	(659)
Deferred income taxes	825	(401)
Change in Assets and Liabilities:
Accounts receivable	(888)	543
Unbilled accounts receivable	(3,351)	-
Prepaid expenses and other current assets	2,036	(335)
Other non-current assets	113	44
Accounts payable	343	399
Lease liability	(617)	-
Accrued expenses and other liabilities	(6,603)	688
Deferred revenue and other non-current liabilities	1,070	(48)
Net cash provided/(used) by operating activities	$(2,894)	$2,967
Net cash flows from investing activities
Purchase of property and equipment	$(77)	$(143)
Purchase of intangible assets	-	3
Proceeds from the sale of property and equipment	4	-
Purchase consideration paid on acquisition of business (net of cash acquired)	(3,530)	-
Purchase of investments	(9,026)	-
Proceeds from sale of investments	13,763	-
Net cash provided /(used) by investing activities	$1,134	$(140)
Net cash flows from financing activities
Payment of capital lease obligations	$-	$(67)
Proceeds from share issued under ESPP and ESOP	475	-
Repayment of loan from bank	(315)	(324)
Net cash provided / (used) by financing activities	$160	$(391)
Effect of foreign exchange rate changes on cash and cash equivalents	(96)	120
Net increase / (decrease) in cash and cash equivalents	$(1,696)	$2,556
Cash and cash equivalents, beginning of the period	11,329	9,152
Cash and cash equivalents at end of the period	$9,633	$11,708
Supplementary disclosure of cash flow information
Income taxes paid	$341	435

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

1	DESCRIPTION OF BUSINESS

Majesco (the “Company” and, together with its subsidiaries, the “Group”) is a global leader of cloud insurance software solutions for insurance business transformation. We provide technology, expertise, and leadership that helps insurers modernize, innovate and connect to build the future of their business and the insurance industry at speed and scale. We do this by providing technology that connects people and businesses to insurance in ways that are innovative, hyper-relevant, compelling and personal. In addition to the United States, we operate in Canada, Mexico, the United Kingdom, Malaysia, Singapore, Ireland and India. With our CloudInsurer® solutions, we offer cloud-based core insurance platforms, along with distribution management and data and analytics solutions. With our Digital1st™ solutions we offer a cloud-native, digital engagement and microservices platform-as-a-service for the entire insurance business and an ecosystem of partners with apps that provide innovative data sources and capabilities. These solutions enable Property & Casualty/General Insurance (“P&C”), and Life, Annuities, Pensions and Group/Voluntary Benefits (“L&A and the Group”) providers to modernize and optimize their businesses across the end-to-end insurance value chain, better comply with policies and regulations, innovate with new business models, enter new markets, and launch new products and services for incumbents, greenfields and startups. Using this portfolio of solutions including our core P&C, L&A and Group and LifePlus insurance platforms, data and analytics, distribution management and Digital1st Insurance, our customers can respond to evolving market needs, growth and innovation opportunities and regulatory changes, which enables agility, innovation and speed while improving the effectiveness and efficiency of their business operations.

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

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The consolidated financial statements reflect the Group’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

All inter-company balances and transactions have been eliminated in consolidation.

Certain employees of the Group participate in benefit and stock-based compensation programs of our parent company Majesco Limited. The consolidated balance sheets include the outstanding equity-based compensation program of Majesco and Majesco Limited which is operated for the benefit of our employees.

b.	Significant Accounting Policies

For a description of all significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of the notes to the consolidated and combined financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (the “Annual Report”). There have been no material changes to our significant accounting policies since the filing of the Annual Report other than the ASC 842 for Lease accounting which has been included under Recent Accounting Pronouncements.

c.	Principles of Consolidation

The Group’s consolidated financial statements include the accounts of Majesco and its subsidiaries, Majesco Canada Ltd., Majesco Software and Solutions Inc. (“MSSI”), Majesco Sdn. Bhd., Majesco UK Limited, Majesco Software and Solutions India Private Limited (“MSSIPL”), Majesco Asia Pacific Pte Ltd., Exaxe Limited and Exaxe Holdings Limited (“Exaxe”) as of June 30, 2019.

d.	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and marketable securities, accounts receivable, income taxes, goodwill, and stock-based compensation.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Developments

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 supersedes the lease guidance under FASB ASC Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term from operating leases. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors were originally required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, FASB issued ASU No. 2018-11, Targeted Improvements. This update still requires modified retrospective transition; however, it adds the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment in the current period instead of at the beginning of the earliest period presented. Under this option, comparative periods presented in the financial statements in which the new lease standard is adopted will continue to be presented in accordance with prior guidance. The Company has adopted the new accounting standard using the modified retrospective alternative effective April 1, 2019.

The adoption of the new standard had a material effect on the Company’s financial statements, with the most significant effects of adoption relating to (1) the recognition of new right-of-use assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities. Upon adoption, the Company recognized operating lease liabilities of approximately $5.2 million based on the present value of the remaining minimum rental payments for existing operating leases. The Company also recognized corresponding ROU assets of approximately $5.2 million. There is no impact to stockholders’ equity from the adoption.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU No. 2016-13”). ASU No. 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU No. 2016-13 will be effective for the Company in the first quarter of fiscal year 2021, with early adoption permitted, and is to be applied using a modified retrospective approach. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its Consolidated Financial Statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes the requirement for an entity to calculate the implied fair value of goodwill (as part of step 2 of the current goodwill impairment test) in measuring a goodwill impairment loss. The standard will be effective for the Company in the first quarter of fiscal 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which permits the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJA” or “U.S. tax reform”) from accumulated other comprehensive income (loss) to retained earnings. The new standard became effective for the Company beginning with the first quarter of fiscal 2020. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, “Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which aligns the measurement and classification guidance for share-based payments to nonemployees with that for employees, with certain exceptions. It expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in the entity’s own operations and supersedes the guidance in ASC 505-50. The ASU retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner (i.e., capitalize or expense) they would if they paid cash for the goods or services, but it moves the guidance to ASC 718. The guidance also allows nonpublic entities to account for nonemployee awards using certain practical expedients that are already available for employee awards, but the same accounting policies must be used for awards to both employees and nonemployees. The new standard became effective for the Company beginning with the first quarter of fiscal 2020. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In July 2018, the FASB issued ASU 2018-09 – Codification Improvements (“ASU 2018-09”), which facilitates amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. A majority of the amendments in ASU 2018-09 became effective for the Company beginning with the first quarter of fiscal 2020. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

The Group’s financial instruments consist primarily of cash and cash equivalents, short term investments in time deposits, restricted cash, accounts receivable, unbilled accounts receivable, accounts payable, accrued liabilities and derivative financial instruments. The carrying amounts of cash and cash equivalents, short term investments in time deposits, restricted cash, accounts receivable, unbilled accounts receivable, accounts payable and accrued liabilities as of the reporting date approximate their fair market value due to the relatively short period of time of original maturity tenure of these instruments.

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of June 30, 2019 and March 31, 2019:

	As of
	June 30, 2019	March 31, 2019
	(unaudited)
Assets and Liabilities

Level 2
Derivative financial instruments (included in the following line items in the Consolidated Balance Sheets)
Prepaid expenses and other current assets	$374	$436
Other liabilities	(60)	(21)
Other assets	323	132
Accrued expenses and other liabilities	(62)	(136)
	$575	$411
Level 3
Contingent consideration	(5,019)	(4,884)
	$(5,019)	$(4,884)
Total	$(4,444)	$(4,473)

The following table presents the change in level 3 instruments:

	As of and for the three months ended (unaudited)
	June 30, 2019	June 30, 2018
Opening balance	$--	$(835)
Closing balance	$--	$(835)

The Company considers all short-term investments purchased with an original maturity date of three months or less to be cash equivalents.

Contingent consideration pertaining to the acquisition of the consulting business of Agile as of December 31, 2015 has been classified under level 3 as the fair valuation of such contingent consideration and has been calculated using one or more significant inputs which are not based on observable market data. The fair value of the contingent consideration was estimated using a discounted cash flow technique with significant inputs that are not observable in the market. The significant inputs not supported by market activity included the Group’s probability assessments of expected future cash flows related to its acquisition of the consulting business of Agile during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the asset purchase agreement (the “Agile Agreement”) dated December 12, 2014, as amended on January 26, 2016.

The total gain/(losses) attributable to changes in the estimated contingent consideration payable for the acquisition of the consulting business of Agile were $0 for the three months ended June 30, 2019 and $835 for the three months ended June 30, 2018. The Group paid no earn-out consideration to Agile in the fiscal year ended March 31, 2019. The Group paid $1,100 to Agile as earn-out consideration in the fiscal year ended March 31, 2018.

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

Contingent consideration pertaining to the acquisition of the stock of Exaxe as of March 31, 2019 has been classified under level 3 as the fair value of such contingent consideration has been calculated using one or more significant inputs which are not based on observable market data. The fair value of the contingent consideration was estimated using a discounted cash flow technique with significant inputs that are not observable in the market. The significant inputs not supported by market activity included the Group’s probability assessments of expected future cash flows related to its acquisition of the stock of Exaxe during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the share purchase agreement dated November 27, 2018 (the “Exaxe Agreement”).

The estimated contingent consideration payable for the acquisition of the stock of Exaxe was $5,019 at June 30, 2019 and $4,884 at March 31, 2019. The long-term contingent consideration has been evaluated for net present value.

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

MSSIPL Facilities

On May 9, 2017, MSSIPL and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (the “Combined Facility”) pursuant to which Standard Chartered Bank agreed to a Combined Facility of up to 200 million Indian rupees (or approximately $2,895 at exchange rates in effect on June 30, 2019). The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of goods, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the marginal cost of funds based lending rate (the “MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and is effective until repayment. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The Working Capital Overdraft Facility and the Short Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each disbursement. The MCLR is to be determined on the date of each disbursement and is effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time. The Pre Shipment Financing Under Export Orders Facility is for the purchase of raw material, processing, packing, transportation, warehousing and other expenses and overheads incurred by MSSIPL to ready goods for sale. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each disbursement. The MCLR is to be determined on the date of utilization and is effective until repayment. Interest will accrue from the utilization date up to the repayment date.

The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was in compliance under the terms of this Combined Facility as of June 30, 2019. There are no outstanding loans under this Combined Facility as of June 30, 2019.

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

Receivable Purchase Facility

On January 13, 2017, Majesco and its subsidiaries MSSI, and Cover-All Systems, jointly entered into a Receivable Purchase Agreement with HSBC pursuant to which HSBC may advance funds against receivables at an agreed advance rate. The outstanding aggregate amount of all advances may not exceed a $10,000 facility limit. The facility bears interest at 2% plus the 90 day LIBOR rate. HSBC will also receive an arrangement fee equal to 0.20% of the facility limit and a facility review fee equal to 0.20% of the facility limit. Majesco serves as HSBC’s agent for the collection of receivables, and Majesco collects and otherwise enforces payment of the receivables. HSBC has a security interest in accounts of MSSI and Cover-All Systems. The term of the Receivable Purchase Agreement is for a minimum period of 12 months and shall continue unless terminated by either party. Either party may terminate the Receivable Purchase Agreement at any time upon 60 days’ prior written notice to the other party. The Group expensed the discount, interest and other direct fees as incurred. The Receivable Purchase Agreement will provide additional liquidity to the Group for working capital and other general corporate purposes.

On November 29, 2018, the Group amended the Receivable Purchase Agreement to increase its limit to $15,000 until March 29, 2019, and $10,000 thereafter. HSBC received an arrangement fee of $10 in connection with this amendment. The amendment will provide additional liquidity to Majesco for mergers and acquisitions and other general corporate purposes. As of June 30, 2019, Majesco had $106 outstanding under this facility. Majesco used proceeds from this facility to repay existing indebtedness and for capital expenditures, working capital and other general corporate purposes.

Exaxe Facilities

Exaxe Limited has a receivables purchase agreement with AIB Commercial Finance Limited (“AIB Commercial”) pursuant to which AIB Commercial will purchase up to € 200 in receivables from Exaxe Limited on a discounted basis. In addition, Exaxe Limited has an overdraft facility with Allied Irish Banks, p.l.c. (“AIB”) of up to € 100. The facility has a variable interest rate and is payable on demand at any time. This facility is secured by the assets of Exaxe Limited. As of June 30, 2019, there were no outstanding balances under these facilities.

Auto loans

MSSIPL has obtained auto loans from HDFC Bank for the purchase of vehicles. The loans bear interest at a rate of 8.75% per annum, are payable in 60 monthly installments over a 5 year period and are secured by a pledge of the vehicles. The outstanding balance of these auto loans as of June 30, 2019 is $130.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information of fair values of derivative financial instruments:

	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of June 30, 2019 (unaudited)
Designated as Cash Flow Hedges
Foreign exchange forward contracts	$374	$323	$60	$62
Total	$374	$323	$60	$62

As of March 31, 2019
Designated as Cash Flow Hedges
Foreign exchange forward contracts	$436	$132	$21	$136
	$436	$132	$21	$136

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

The aggregate contracted USD notional amounts of the Group’s foreign exchange forward contracts outstanding amounted to $31,600 and $31,100 as of June 30, 2019 and March 31, 2019, respectively.

The outstanding forward contracts as of June 30, 2019 mature between one month and 37 months. As of June 30, 2019, the Group estimates that $117, net of tax, of the net (loss)/gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 37 months.

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

The following table provides information on the amounts of pre-tax gains/(losses) recognized in and reclassified from Accumulated Other Comprehensive Income (“AOCI”) of derivative instruments designated as cash flow hedges:

	Amount of Gain/(Loss) recognized in AOCI (effective portion)	Amount of Gain/(Loss) reclassified from AOCI to Statement of Operations (Revenue)
For the three months ended June 30, 2019 (unaudited)
Foreign exchange forward contracts	$164	$-
Total	$164	$-

For the three months ended June 30, 2018 (unaudited)
Foreign exchange forward contracts	$(991)	$61
Total	$(991)	$61

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component were as follows:

	Unaudited Three months ended June 30, 2019			Unaudited Three months ended June 30, 2018
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$(703)	$-	$(703)	$293	$-	$293
Change in foreign currency translation adjustments	66	-	66	(580)	-	(580)
Closing balance	$(637)	$-	$(637)	$(287)	$-	$(287)

Unrealized gains/(losses) on cash flow hedges
Opening balance	$411	$(120)	$291	$96	$(28)	$68
Unrealized gains/(losses) on cash flow hedges	164	(47)	117	(868)	253	(615)
Reclassified to Revenue	-	-	-	(62)	18	(44)
Net change	$164	$(47)	$117	$(930)	$271	$(659)
Closing balance	$575	$(167)	$408	$(834)	$243	$(591)

8.	INCOME TAXES

The Group recognized income tax provisions of $1,381 for the three months ended June 30, 2019 and recognized income tax provisions of $795 for the three months ended June 30, 2018.

The effective tax rate is 51.9% for the three months ended June 30, 2019, which differs from the statutory U.S. federal income tax rate of 21%, mainly due to equity-based compensation, the impact of different tax jurisdictions and prior year tax credits.

9.	EMPLOYEE STOCK OPTION PLAN

Majesco 2015 Equity Incentive Plan

During the three months ended June 30, 2019, we recognized $750 in equity-based compensation expense in our consolidated financial statements compared to $452 during the three months ended June 30, 2018.

In June 2015, Majesco adopted the Majesco 2015 Equity Incentive Plan (the “2015 Plan”). On May 9, 2018, the Board of Directors of Majesco approved an increase of 2,000,000 shares in the amount of shares available for issuance under the 2015 Plan thereby increasing the number of shares available under such plan from 3,877,263 shares to 5,877,263 shares. This increase was approved by the shareholders of Majesco at the 2018 annual meeting of shareholders. Under the 2015 Plan, options, restricted stock and other equity incentive awards with respect to up to 5,877,263 shares may be granted by the Compensation Committee of the Board of Directors to our employees, consultants and directors at an exercise or grant price determined by the Compensation Committee of the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2015 Plan allows the grant of restricted or unrestricted stock awards or awards denominated in stock equivalent units or any combination of the foregoing, which may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. As of June 30, 2019, 2,101,732 shares were available for grant under the 2015 Plan.

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

-	Expected volatility is based on peer entities as historical volatility data for Majesco’s common stock is limited.

-	In accordance with Accounting Standards Codification (“ASC”) 718, Majesco uses the simplified method for estimating the expected term when measuring the fair value of employee stock options using the Black-Scholes option pricing model. Majesco believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the criteria established by Staff Accounting Bulletins Topic 14.

-	The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yields for an equivalent term at the time of grant.

-	Majesco does not anticipate paying dividends during the expected term.

	Unaudited As of June 30,
Variables (range)	2019	2018

Expected volatility	41%–46%	41%–50%
Weighted-average volatility	46%	41%
Expected dividends	0%	0%
Expected term (in years)	3-5	3-5
Risk-free interest rate	2.5%	0.71%

As of June 30, 2019, there was $4,651 of total unrecognized compensation costs related to non-vested share-based compensation arrangements previously granted by Majesco. That cost is expected to be recognized over a weighted-average period of 1.76 years.

Stock Option Awards

A summary of the outstanding common stock options under the 2015 Plan is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, April 1, 2019	3,259,267	$4.79-7.72	8.08 years	$5.49
Granted	44,000	8.05-9.10	9.88 years	8.10
Exercised	(77,500)	4.79-6.22	-	5.18
Cancelled	(133,749)	4.79-7.53	-	5.30
Balance, June 30, 2019 (unaudited)	3,092,018	$4.79-9.10	7.87 years	$5.75

Of the stock options outstanding, an aggregate of 2,020,918 were exercisable as of June 30, 2019.

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

Restricted Stock Unit Awards

Restricted stock unit activity during the three months ended June 30, 2019 was as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance, April 1, 2019	375,000	$7.49
Granted	45,000	$7.49
Balance, June 30, 2019 (unaudited)	420,000	$7.49

Warrants

As of June 30, 2019, there were warrants to purchase 25,000 shares of common stock outstanding. A summary of the terms of the outstanding warrants as of June 30, 2019 is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, June 30, 2019 (unaudited)	25,000	$7.00	1.17 years	$7.00

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

Employee Stock Option Scheme of Majesco Limited — Plan 1

Certain employees of the Group participate in the Group’s parent company, Majesco Limited’s, employee stock option plan. The plan, termed as “ESOP plan 1,” became effective June 1, 2015, the effective date of the demerger from Mastek Ltd. Group employees who were issued options in the earlier ESOP plans of Mastek Ltd. were given options of Majesco Limited following the demerger. Under the plan, Majesco Limited also grants newly issued options to the employees of MSSIPL from time to time. During the three months ended June 30, 2019, no options to purchase shares of common stock were granted under ESOP plan 1 of Majesco Limited.

As of June 30, 2019, the total future compensation cost related to non-vested options not yet recognized in the Statement of Operations was $333, and the weighted average period over which these awards are expected to be recognized was 0.02 years. The weighted average remaining contractual life of options expected to vest as of June 30, 2019 is 8.20 years.

During the three months ended June 30, 2019, we recognized $179 in equity-based compensation expense in our consolidated financial statements compared to $208 during the three months ended June 30, 2018

Majesco Limited calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	Unaudited As of June 30,
	2019	2018
Weighted-average volatility	-	46.64%
Expected dividends	-	0.00%
Expected term (in years)	-	5.6
Risk-free interest rate	-	7.88%

The summary of outstanding options of Majesco Limited as of June 30, 2019 is as follows:

	No. of Options Outstanding	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
	803,383	$0.10 - $3.00	5.02	0.82
	357,709	$3.10 - $6.00	5.26	4.90
	157,724	$6.10 - $9.00	8.11	7.81
Balance, June 30, 2019 (unaudited)	1,318,816

Of the stock options of Majesco Limited outstanding and held by Group employees, an aggregate of 1,041,313 are exercisable as of June 30, 2019.

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

During the three months ended June 30, 2019, Majesco accrued $584 in incentive compensation expense in our consolidated financial statements compared to $3,095 during the three months ended June 30, 2018.

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

The ESPP provides employees with the right to purchase shares of common stock through payroll deductions. The total number of shares available for purchase under the ESPP is 2,000,000. The ESPP Plan became effective January 1, 2016. As of June 30, 2019, we had issued and sold 129,205 shares under the ESPP.

10.	EARNINGS PER SHARE

The basic and diluted earnings per share were as follows:

	Unaudited Three months ended June 30,
	2019	2018

Net Income	$1,282	$1,044

Basic weighted average outstanding equity shares	42,912,982	36,600,811
Adjustment for dilutive potential ordinary shares
Options under Majesco 2015 Equity Plan	1,983,104	2,188,914
Dilutive weighted average outstanding equity shares	44,896,086	38,789,725

Earnings per share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

Basic earnings per share amounts are calculated by dividing net income for the three months ended June 30, 2019 and 2018 attributable to common shareholders by the weighted average number of common shares outstanding during the same periods.

Diluted earnings per share amounts are calculated by dividing the net income attributable to common shareholders by the sum of the weighted average number of shares of common stock outstanding during the three month periods plus the weighted average number of shares of common stock that would be issued upon the conversion of all the dilutive potential shares of common stock into shares of common stock as applicable pursuant to the treasury method.

The calculation of diluted earnings per share excluded 2,000 shares and options for the three months ended June 30, 2019 and 754,816 shares and options for the three months ended June 30, 2018 granted to employees, as their inclusion would have been antidilutive.

11.	RELATED PARTIES TRANSACTIONS

Reimbursement of Expenses

The Group reimburses expenses incurred by Majesco Limited attributable to shared resources with Majesco Limited that are in the process of being separated after the separation of Mastek Ltd.’s insurance related operations, including utility charges, less receivables from Majesco Limited for similar expenses. The amount receivable/(payable) from Majesco Limited for reimbursement of expenses as on June 30, 2019 and June 30, 2018 is $0 and $0, respectively.

The Group also reimburses the insurance premium paid by Majesco Limited for the insurance policy at the Majesco Limited group level pertaining to the employees of MSSIPL. During the three months ended June 30, 2019 MSSIPL paid $88 to Majesco Limited toward such insurance premium.

Leases

MSSIPL entered into an operating lease for its operation facilities in Mahape, India, as lessee, with Majesco Limited, Majesco’s parent company, as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $1,397. The lease is effective June 1, 2015 and expires on May 31, 2020.  MSSIPL may terminate the lease after three years with six months’ prior written notice to Majesco Limited. Majesco Limited may terminate the lease after five years with six months’ prior written notice to MSSIPL. On May 16, 2019, a new lease agreement between Majesco Limited and MSSIPL was signed for the leasing of additional office space by Majesco Limited to MSSIPL, in continuation to the existing operating lease until May 31, 2020. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $42.

MSSIPL also entered into a lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is $237. The lease became effective on June 1, 2015 and expires on May 31, 2020. MSSIPL has also entered into a supplementary lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this supplementary lease agreement is $110. The lease became effective on April 1, 2016 and expires on May 31, 2020. MSSIPL may terminate the lease after three years with six months’ prior written notice to Mastek Ltd. Mastek Ltd. may terminate the lease after five years. On June 1, 2018, MSSIPL gave notice to Mastek Ltd. of its termination of both leases with an effective termination date of November 30, 2018.

	As of June 30, 2019 (unaudited)	As of June 30, 2018 (unaudited)

Security deposits paid to Majesco Limited by MSSIPL for use of Mahape premises	$627	$613
Security deposits paid to Mastek Ltd. by MSSIPL for use of Pune premises	$—	$193

Rental expenses paid by MSSIPL to Majesco Limited for use of premises for the three months ended June 30, 2019 and June 30, 2018 was $354 and $326, respectively. Rental expenses paid by MSSIPL to Mastek Ltd. for use of premises for the three months ended June 30, 2019 and June 30, 2018 was $0 and $101, respectively.

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

Services Agreements

On August 2, 2016, Majesco Limited and MSSIPL entered into a master service agreement, effective as of June 30, 2016 pursuant to which MSSIPL provides software development services to Majesco Limited. Under this agreement, MSSIPL charges Majesco Limited cost plus a margin for the services rendered. Software development charges charged by MSSIPL under the agreement for the three months ended June 30, 2019 and June 30, 2018 was $0 and $335, respectively.  This agreement was terminated on April 1, 2019 following the closing of the business transfer pursuant to the Transfer Agreement discussed below.

On July 25, 2018, Majesco Limited and MSSIPL entered into an Intra Group Services Agreement (the “Intra-Group Agreement”) pursuant to which Majesco Limited provides certain sales and marketing services to MSSIPL in the Asia Pacific region (collectively, the “Services”). In consideration for the Services, MSSIPL pays Majesco Limited all direct and indirect operating costs of Majesco Limited incurred for the provision of the Services and which shall be allocated to MSSIPL on the basis of gross revenues plus a 10% mark-up. The mark-up will be subject to a periodic review. The Intra-Group Agreement is effective as of April 1, 2018 and will remain in effect until terminated. Each party may terminate the Intra-Group Agreement at any time upon 60 days prior written notice to the other. Expenses charged by Majesco Limited under the Intra-Group Agreement for the three months ended June 30, 2019 were $100 and $57 for the three months ended June 30, 2018. This agreement was terminated on April 1, 2019 following the closing of the business transfer pursuant to the Transfer Agreement discussed below.

On May 16, 2019 an agreement between MSSIPL and Majesco Limited was signed where MSSIPL will provide administrative support to Majesco Limited annually for approximately $4. This services agreement will terminate on March 31, 2022.

Guarantee

During the three months ended June 30, 2019 and June 30, 2018, Majesco paid $0 and $10, respectively, to Majesco Limited as arrangement fees and guarantee commission for the guarantee given by Majesco Limited to HSBC and ICICI Bank for the facilities taken by Majesco and its subsidiaries. Both facilities have been repaid and terminated on June 30, 2019.

Lease with Exaxe Sellers

On October 14, 2004, Exaxe Consulting Limited entered into a lease (the “Lease”) with Norman Carroll, Philip Naughton and Luc Hemeryck for certain real property facilities for a term which initially expired on October 13, 2025. Pursuant to a Deed of Assignment dated December 6, 2017 between Exaxe Consulting Limited and Exaxe Limited, Exaxe Consulting Limited assigned Exaxe Limited the Lease for the balance of the term. Pursuant to a Deed of Variation of the Lease executed in July 2019, the term of the Lease is expected to terminate on September 30, 2024. The monthly rental fee under the Lease is € 10. All Euros are in thousands unless otherwise indicated.

Business Transfer Agreement

On April 1, 2019, MSSIPL entered into a Business Transfer Agreement (the “Transfer Agreement”) with Majesco Limited, Majesco’s controlling shareholder. Pursuant to the Transfer Agreement, on May 15, 2019, MSSIPL purchased all of Majesco Limited’s insurance software business in India in a slump sale transaction, which included, among other things, Majesco Limited’s customer contracts and certain employees servicing this business, for a total value of approximately 243,745,000 Indian Rupees (approximately $3.5 million). The transaction did not include real estate properties of Majesco Limited used in the business which will continue to be rented by MSSIPL from Majesco Limited.

This being a transaction between entities under common control, the Company has followed the guidance as per FASB Business Combinations Topic 805 and recorded the assets, liabilities and reserves at respective book values as on April 1, 2019 pertaining to the transferred business and recorded resultant negative capital reserve which is adjusted in accumulated deficit of $2,707.

Recognized amount of identifiable assets acquired and liabilities assumed

Amount
Current assets	$1,038
Current liabilities	(486)
Fixed assets	271
Total net book value of assets acquired	823
Total purchase consideration	3,530
Retained Earnings	$2,707

12.	SEGMENT INFORMATION

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

The following table sets forth revenues by country based on the billing address of the customer:

	Three months ended June 30, 2019 (unaudited)	Three months ended June 30, 2018 (unaudited)

USA	$33,023	$29,870
UK	1,087	1,428
Canada	22	162
Ireland	1,261	-
Malaysia	1,289	1,399
Others	622	1,116
	$37,304	$33,975

The following table sets forth the Group’s property and equipment, net, by geographic region:

	As of June 30, 2019 (unaudited)	As of March 31, 2019
USA	$753	$892
India	1,774	1,944
Canada	1	49
UK	4	5
Malaysia	116	133
Ireland	54	3
	$2,702	$3,026

We provide a considerable volume of services to a number of significant customers. Therefore, the loss of a significant customer could materially reduce our revenues. The Group had no customer for the three months ended June 30, 2019, and one customer for the three months ended June 30, 2018 that accounted for 10% or more of total revenue. The Group had no customer as of June 30, 2019 and one customer as of June 30, 2018 that accounted for 10% or more of total accounts receivable and unbilled accounts receivable. Presented in the table below is information about our top customer:

	Three months ended June 30, 2019 (unaudited)		Three months ended June 30, 2018 (unaudited)
	Amount	% of combined Category	Amount	% of combined Category
Top Customer
Revenue	$2,722	7.3%	$4,521	13.3%
Accounts receivable and unbilled accounts receivable	$2,621	7.0%	$2,319	6.5%

The top customer for the three months ended June 30, 2019 and June 30, 2018 are two separate customers for the respective periods.

13.	COMMITMENTS

Capital Commitments

The Group had outstanding contractual commitments of $247 and $90 as of June 30, 2019 and March 31, 2019, respectively, for capital expenditures relating to the acquisition of property, equipment and new network infrastructure.

Operating Leases

The Group leases certain office premises under operating leases. Many of these leases include a renewal option on a periodic basis at the Group’s option, with the renewal periods ranging from two to five years. Rental expense for operating leases amounted to $840 for the three months ended June 30, 2019 compared to $800 for the three months ended June 30, 2018. The schedule for future minimum rental payments over the lease term in respect of operating leases is set forth below.

Year ending March 31,	Amount
2020	$2,642
2021	1,386
2022	676
2023	633
2024	407
Thereafter	60
$5,804
Less: Imputed interest	587
Total minimum lease liability	$5,217

Lease liabilities, current portion	2,654
Lease liabilities, net of current portion	2,563
Total lease liabilities	$5,217

Facility Leases

Our subsidiary in India, MSSIPL, has entered into a lease for its operations in Mahape, India, as lessee, with Majesco Limited as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $1,397. The lease became effective on June 1, 2015 and expires on May 31, 2020. MSSIPL paid Majesco Limited $354 in rent under the lease during the three months ended June 30, 2019 and $326 during the three months ended June 30, 2018. MSSIPL may terminate the lease after three years with six months’ prior written notice to Majesco Limited. Majesco Limited may terminate the lease after five years with six months’ prior written notice to MSSIPL. On May 16, 2019, a new lease agreement between Majesco Limited and MSSIPL was signed for the leasing of additional office space by Majesco Limited to MSSIPL, in continuation to the existing operating lease until May 31, 2020. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $42.

MSSIPL also entered into a lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is $237. The lease became effective on June 1, 2015 and expires on May 31, 2020. MSSIPL has also entered into a supplementary lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this supplementary lease agreement is $110. The lease became effective on April 1, 2016 and expires on May 31, 2020. MSSIPL paid Mastek Ltd. $0 in rent under the leases during the three months ended June 30, 2019 and $101 in rent under the leases during the three months ended June 30 2018. MSSIPL may terminate the lease after three years with six months’ prior written notice to Mastek Ltd. Mastek Ltd. may terminate the lease after five years. On June 1, 2018, MSSIPL gave notice to Mastek Ltd. of its termination of both leases with an effective termination date of November 30, 2018.

Transition to ASC 842 Leases

ASC 842 Leases sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. It introduces a single, on-balance sheet lease accounting model for lessees.

The Company has adopted ASC 842, effective annual reporting period beginning April 1, 2019 and applied the standard to its leases, under the modified retrospective method, with the cumulative effect of initially applying the Standard, recognized on the date of initial application (April 1, 2019). Accordingly, the Company has not restated comparative information.

For transition, the Company has elected not to apply the requirements of ASC 842 to leases which are expiring within 12 months from the date of transition by class of asset. The Company has also used the practical expedient provided by the standard when applying ASC 842 to leases previously classified as operating leases and therefore, has not reassessed whether a contract, is or contains a lease, at the date of initial application, excluded initial direct costs from measuring the right of use asset at the date of initial application and used hindsight when determining the lease term if the contract contains options to extend or terminate the lease. The Company has used a single discount rate to a portfolio of leases with similar characteristics.

On transition, the Company recognized a lease liability measured at the present value of the remaining lease payments. The right-of-use asset is recognized at its carrying amount as if the standard had been applied since the commencement of the lease, but discounted using the lessee’s incremental borrowing rate as at April 1, 2019. Accordingly, a right-of-use asset and a corresponding lease liability of $5,836 has been recognized.

Leases

We lease certain office space and vehicles. We consider various factors such as market conditions and the terms of any renewal options that may exist to determine whether we will renew or replace the lease. A majority of our leases have remaining lease terms of one to seven years, typically with the option to extend the leases. Some of our leases may include the option to terminate. In the event we are reasonably certain to exercise the option to extend a lease, we will include the extended terms in the operating lease right-of-use asset and operating lease liability. Real estate taxes, insurance, maintenance, and operating expenses applicable to the leased property are our obligations under the lease agreements. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and lease expense for these leases is recognized on a straight-line basis over the lease term. All leases included in our right of use asset and lease liability consist of operating leases.

Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The gross amounts of assets and liabilities related to operating leases are as follows:

Thousands	Balance Sheet Caption	June 30, 2019
Assets:
Operating lease assets	right-of-use assets, net	$5,205
Liabilities:
Current:
Operating lease liabilities	lease liability	$2,654
Long-term:
Operating lease liabilities	lease liability, net of current portion	2,563
Total lease liabilities		$5,217

ROU assets represent the Group’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of the lease payments over the lease term. As our leases do not provide a readily determinable implicit rate, we use an incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments. The operating lease asset also includes any lease payments made and excludes lease incentives. Operating lease expense is recognized on a straight-line basis over the lease term and included in selling, general and administrative expenses.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

Three months ended
June 30,
2019
Cash paid for operating lease liabilities	$704
Right-of-use assets obtained in exchange for new operating lease obligations	$-
Weighted-average remaining lease term	2.5 years
Weighted-average discount rate	5.1%

14.	ACQUISITION

On November 27, 2018 (the “Effective Date”), the Company entered into a share purchase agreement (the “Agreement”) for the acquisition of all the issued share capital (collectively, the “Securities”) of Exaxe. On the Effective Date, the Company completed the purchase of 90% of the Securities. The Company has agreed to purchase, and the sellers have agreed to sell to the Company, the remaining 10% of the Securities on August 1, 2019. The economic transfer date of Exaxe was October 1, 2018.

In consideration for the purchase of the Securities, on the Effective Date, the Company paid the sellers € 6,392 ($7.272). In addition, the Company agreed to make an additional payment to the sellers of € 717($816) for the remainder of the Securities on August 1, 2019. All Euros are in thousands unless otherwise indicated.

The Company also agreed to make certain earnout payments to the sellers if certain adjusted EBITDA (as defined in the Agreement) targets for Exaxe are met. If adjusted EBITDA for Exaxe for the period of January 1, 2019 through December 31, 2019 is at least equal to 75% of the adjusted EBITDA target for such year, the Company has agreed to pay € 625($711) to the sellers and an additional € 25($28) for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed € 1,250 ($1,422)). If adjusted EBITDA for Exaxe for the period of January 1, 2020 through December 31, 2020 is at least equal to 75% of the adjusted EBITDA target for such year, the Company has agreed to pay € 750 ($853) to the sellers and an additional € 30 ($34) for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed €1,500 ($1,707). If adjusted EBITDA for Exaxe for the period of January 1, 2021 through December 31, 2021 is at least equal to 75% of the adjusted EBITDA target for such year, the Company has agreed to pay € 875 ($995) to the sellers and an additional € 35 ($40) for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed € 1,750 ($1,991). In lieu of being paid to the sellers, a portion of these earn-out payments will be paid to key employees as bonuses if they remain employed by Exaxe at the earnout payment date. The Company may also withhold 15% of any earnout payment if a seller who is a key employee leaves the employment of Exaxe prior to the end of the earnout period (other than due to death, serious illness, compassionate grounds, by mutual agreement or termination judged to be inappropriate.) The Company will also be entitled to withhold and off set against any earnout payment such amounts due and payable or which may become due and payable by the sellers to the Company with respect to claims under the agreement and related transaction documents.

The entire earnout amount of € 4,500 ($5,120) (less any portion already paid) will become due and payable upon a sale of beneficial interests in a majority of the outstanding shares of Exaxe or its subsidiary or a sale or other disposal in whole or substantial part of the undertaking or assets of Exaxe or its subsidiary before the end of the earnout period.

The Company will also be restricted from making certain changes to the business of Exaxe, or diverting or redirecting Exaxe’s orders, revenue, customers, clients, suppliers or employees during the earnout period.

In connection with the transaction, on the Effective Date, Exaxe entered into employment agreements with each of Norman Carroll (the Chief Executive Officer of Exaxe) and Philip Naughton (the Executive Director – Business Development of Exaxe) pursuant to which Norman Carroll and Philip Naughton will act as SVP Ireland/UK Operations and Executive Director Business Development of Exaxe Limited, respectively. The Company agreed to grant Norman Carroll and Philip Naughton stock options awards with respect to such number of shares of the Company’s common stock having an aggregate value of € 1,000 ($ 1,138) pursuant to the Company’s 2015 Plan.

In addition, in connection with the transaction, the parties have entered into a revised lease agreement with certain sellers (including Norman Carroll and Philip Naughton) for certain real property facilities leased by Exaxe Limited.

We have included the financial results of Exaxe in our consolidated financial statements from the date of acquisition. The purchase price for Exaxe was approximately $12,329. In connection with the Exaxe acquisition, we have recorded $10,339 of net assets and $1,990 of goodwill.

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Recognized amount of identifiable assets acquired and liabilities assumed

Amount
Cash	$297
Accounts receivable	968
Prepaid expenses and other current assets	498
Property, plant and equipment	42
Trade name	364
Customer relationships	1,658
Technology	7,314
Deferred tax asset from prior net operating losses	167
Accounts payable and other liabilities	(883)
Deferred revenue	(86)
Total fair value of assets acquired	10,339
Total purchase consideration	12,329
Goodwill	$1,990

The changes in the varying amount of goodwill are as follows:

Changes in carrying amount of the goodwill

	As of June 30, 2019	As of March 31, 2019
	(unaudited)

Opening value	$34,145	$32,216
Changes on account of currency fluctuation	25	(61)
Impairment of Goodwill	-	-
Addition on account of business combination	-	1,990
Closing value	$34,170	$34,145

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

The following table sets forth the major categories of the Group’s intangible assets and the weighted-average remaining amortization period for those assets that were not already fully amortized:

	June 30, 2019
					Weighted
					Average
					Remaining
	Gross			Net	Amortization
	Carrying	Accumulated		Carrying	Period
	Amount	Amortization	Impairment	Amount	(Years)
Technology	$10,764	$3,622	$-	$7,141	4
Trade Name	357	28	-	330	9
Customer relationship	8,348	4,004	-	4,344	4
Customer Contract	2,950	2,950	-	-	-
Software	2,549	2,103	-	446	2
	$24,968	$12,707	$-	$12,261

	March 31, 2019
					Weighted
					Average
	Gross			Net	Remaining
	Carrying	Accumulated		Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period (Years)
Technology	$10,672	$3,118	$-	$7,554	4
Trade Name	353	18	-	335	9
Customer relationship	8,328	3,753	-	4,575	4
Customer Contract	2,950	2,950	-	-	-
Software	3,844	3,339	-	505	2
	$26,147	$13,178	$-	$12,969

Changes in the net carrying amount of intangible assets were as follows:

	Technology	Trade Name	Customer Relationship	Customer Contract	Software	Total
March 31, 2019	$7,554	$335	$4,575	$-	$505	$12,969
Amortization	508	9	233		67	817
Addition-Business acquisition	-	-	-	-	37	37
Foreign currency translation	95	4	2	-	(29)	72
June 30, 2019	$7,141	$330	$4,344	$-	$446	$12,261

Amortization expense of $817 and $626 for the three months ended June 30, 2019 and 2018, respectively, was recorded as cost of goods sold. The amortization expense of acquired intangible assets for each of the following five years and thereafter are expected to be as follows:

Amortization
Years ending March 31	Expense
2020	$6,264
2021	2,072
2022	2,010
2023	1,313
Thereafter	1,310
Total	$12,969

Details of identifiable intangible assets acquired are as follows:

	Weighted average amortization period (in years)	Amount assigned	Residual value
Technology	5	$7,314	-
Trade name	10	364	-
Customer relationships	15	1,657	-
Total	6.96	$9,335	-

15.	NON CONTROLLING INTEREST

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

The Company agreed to purchase and the sellers have agreed to sell to the Company the remaining 10% of the securities on August 1, 2019. This transaction was duly completed as per the agreement.

16.	SUBSEQUENT EVENTS

On July 17, 2019, Majesco ’s subsidiary Exaxe Limited, and HSBC France, Dublin Branch (“HSBC France”), entered into a € 400,000 ($455,086) overdraft facility (the “HSBC France Facility”). The HSBC France Facility is for working capital purposes. The HSBC France Facility is subject to review from time to time and in any event in May 2020. Exaxe may terminate the HSBC France Facility at any time without penalty. Interest under the HSBC France Facility is payable at the rate of 3.5% per annum over the prevailing European Central Bank Rate on amounts up to € 400,000 ($455,086) and 7% per annum over such rate on amounts over € 400,000 ($455,086). The HSBC France Facility is secured by a fixed and floating charge over certain assets of Exaxe. Exaxe agreed to certain negative covenants under the HSBC France Facility, including not to create or allow any mortgage or security over its assets or revenues.

The Company agreed to purchase and the sellers have agreed to sell to the Company the remaining 10% of the securities of Exaxe on August 1, 2019. This transaction was duly completed as per the agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2019 and referred to herein as the “Annual Report,” and the consolidated financial statements and related notes for the quarter ended June 30, 2019 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A “Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report. Important factors that could cause actual results to differ materially from those described in forward-looking statements contained herein include, but are not limited to:

●	our ability to achieve increased market penetration for our product and service offerings and obtain new customers;

●	our ability to raise future capital as needed to fund our growth and innovation plans;

●	growth prospects of the property & casualty and life & annuity insurance industry;

●	the strength and potential of our technology platform and our ability to innovate and anticipate future customer needs;

●	our ability to protect our intellectual property rights;

●	our ability to compete successfully against other providers and products;

●	our dependence on certain key customers and the risk of loss of these customers;

●	security breaches affecting our systems, software, applications, and products;

●	the unauthorized access, acquisition, disclosure, theft or compromise of proprietary or personal customer or consumer data and information;

●	the risk of telecommunication or technological disruptions;

●	our exposure to additional scrutiny and increased expenses as a result of being a public company;

●	our ability to identify and complete acquisitions, manage growth and successfully integrate acquisitions;

●	our financial condition, financing requirements and cash flow;

●	market expectations regarding our potential growth and ability to implement our short and long-term strategies;

●	the risk of loss of strategic relationships;

●	the success of our research and development investments;

●	changes in economic conditions, political conditions and trade protection measures and licensing requirements in the United States and in the foreign jurisdictions in which we operate;

●	changes in laws or regulations affecting the insurance industry in particular;

●	changes in tax laws, including to the transfer pricing regime;

●	restrictions and changes in laws on immigration;

●	our inability to achieve sustained profitability;

●	our ability to obtain, use or successfully integrate third-party licensed technology;

●	our ability and cost of retaining and recruiting key personnel or the risk of loss of such key personnel;

●	the adverse outcome of legal proceedings against us;

●	the risk that our customers internally develop new competitive products; and

●	the impact of new accounting standards and changes we may need to make in anticipation or as a result of these standards.

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

Long-term, strong customer relationships are a key component of our success given the long-term nature of our contracts, opportunity for deeper relationships with our portfolio of solutions, and the importance of customer references for new sales. Our customers range from some of the largest global tier one insurance carriers in the industry to mid-market insurers, MGAs, startups and greenfields, including specialty, mutual and regional carriers. As of June 30, 2019, we served approximately 200 insurance companies on a worldwide basis.

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

Three Months Ended June 30, 2019 Highlights

A few of our highlights of our three months ended June 30, 2019 were:

●	Revenues of $37,304 with a gross profit of 53.3% of revenue;

●	$5,470 (14.7% of revenue) in R&D expenses;

●	$11,826 (31.7% of revenue) in selling, general and administrative expenses;

●	Net income of $1,282; and

●	Adjusted EBITDA of $4,729, representing 12.68% of revenue.

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

For an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three months ended June 30, 2019 and June 30, 2018, see “— Results of Operations — Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018 — Adjusted EBITDA”.

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

Exaxe Acquisition

On November 27, 2018 we entered into a share purchase agreement (the “Exaxe Agreement”) for the acquisition of all the issued share capital of Exaxe Holdings Limited (“Exaxe”), a private limited company incorporated in Ireland. Exaxe is an EMEA (Europe, the Middle East and Africa) based cloud software leader in the life, pensions and wealth management segment.  Headquartered in Dublin, Ireland, Exaxe serves a growing list of top European insurers. This acquisition will strengthen and expand our software offerings in EMEA for the individual life, pensions and wealth management market while complementing the Group’s software and Group focused customer base in the UK. On November 27, 2018, we consummated the purchase of 90% of the securities of Exaxe. As agreed to we have purchased and the sellers have sold to us, the remaining 10% of the securities of Exaxe on August 1, 2019.

In consideration for the purchase of the securities, on November 27, 2018, we paid the sellers € 6,392 ($7,272) and € 717 ($816) for the remainder of the securities on August 1, 2019.

We also agreed to make certain earnout payments to the sellers if certain adjusted EBITDA (as defined in the Exaxe Agreement) targets for Exaxe are met. If adjusted EBITDA for Exaxe for the period of January 1, 2019 through December 31, 2019 is at least equal to 75% of the adjusted EBITDA target for such year, we have agreed to pay € 625 ($711) to the sellers and an additional € 25 ($28) for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed € 1,250 ($1,422)). If adjusted EBITDA for Exaxe for the period of January 1, 2020 through December 31, 2020 is at least equal to 75% of the adjusted EBITDA target for such year, we have agreed to pay € 750 ($853) to the sellers and an additional € 30 ($34) for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed € 1,500 ($1,707). If adjusted EBITDA for Exaxe for the period of January 1, 2021 through December 31, 2021 is at least equal to 75% of the adjusted EBITDA target for such year, we have agreed to pay € 875 ($995) to the sellers and an additional € 35 ($40) for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed € 1,750 ($1,991) ). In lieu of being paid to the sellers, a portion of these earn-out payments will be paid to key employees as bonuses if they remain employed by Exaxe at the earnout payment date. We may also withhold 15% of any earnout payment if a seller who is a key employee leaves the employment of Exaxe prior to the end of the earnout period (other than due to death, serious illness, compassionate grounds, by mutual agreement or termination for cause or misconduct). We will also be entitled to withhold and off set against any earnout payment such amounts due and payable or which may become due and payable by the sellers to us with respect to claims under the agreement and related transaction documents.

The entire earnout amount of € 4,500 ($5,120) (less any portion already paid) will become due and payable upon a sale of beneficial interests in a majority of the outstanding shares of Exaxe or its subsidiary or a sale or other disposal in whole or substantial part of the undertaking or assets of Exaxe or its subsidiary before the end of the earnout period.

We will also be restricted from making certain changes to the business of Exaxe, or diverting or redirecting Exaxe’s orders, revenue, customers, clients, suppliers or employees during the earnout period.

In connection with the transaction, on November 27, 2018, Exaxe Limited, a subsidiary of Exaxe, entered into employment agreements with each of Norman Carroll (the Chief Executive Officer of Exaxe) and Philip Naughton (the Executive Director – Business Development of Exaxe) pursuant to which Norman Carroll and Philip Naughton will act as SVP Ireland/UK Operations and Executive Director Business Development of Exaxe Limited, respectively. We agreed to grant Norman Carroll and Philip Naughton stock options awards with respect to such number of shares of our common stock having an aggregate value of € 1,000 ($1,138) pursuant to our 2015 equity incentive plan.

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

Inflation

Although we cannot accurately determine the amounts attributable thereto, our net revenues and results of operations have been affected by inflation experienced in the U.S., Indian and other economies in which we operate through increased costs of employee compensation and other operational expenses during the three months ended June 30, 2019 and June 30, 2018. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. However, there can be no assurance that we will be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Currency Fluctuations

We are affected by fluctuations in currency exchange rates with respect to our contracts. We hedge a substantial portion of our foreign currency exposure. For more information, see “— Quantitative and Qualitative Disclosures About Market Risk.”

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, intangible assets and goodwill.

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

We have historically sold codebase solutions which required significant customization before the solution was ready for use by the customer and required us to provide continued services and support to ensure that the solution served the purposes of the customer. Over the years we have made significant investments in R&D and successfully transformed the codebase solution into a single package out of the box product, rich in functionality and content with easy and seamless upgrade capabilities. With this, on all our new sales and deployments, our obligation is now limited to the deployment of the contracted product on the environment for which it was sold (cloud-based or on-premise). The product is ready to use and the customer may choose to use the product as is, choose to retain our consultants to install, assist in implementation and customize the environment, contract with a third party to carry out this work or do it themselves with the toolkit that comes with the product. Revenues for license fees for sales of our out-of-the-box product offerings is recorded at the time of delivery as there is no significant ongoing service obligation after the point of sale. When our customers contract us for consulting and maintenance services, we account for the revenues from those standalone elements over the life of the contract.

In addition, we have made further investments to create a robust and market-leading cloud platform that is well positioned to take advantage of significant opportunities in the insurance marketplace. We invoice customers a subscription based fee for our cloud platform. Revenue from subscription fees is recognized ratably over the life of the contract.

Time and Material Contracts — Professional services revenue consists primarily of revenue received for assisting with the development, implementation of our software, on-site support, and other professional consulting services. In determining whether professional services revenue should be accounted, we review the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our implementation services, which typically do involve significant customization to or development of the underlying software code; and whether milestones or acceptance criteria exist that affect the realization of the services rendered. Substantially all of our professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Payments received in advance of rendering professional services are deferred and recognized when the related services are performed. Work performed and expenses incurred in advance of invoicing are recorded as unbilled receivables. These amounts are billed in the subsequent months.

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

Revenue is shown net of applicable service tax, sales tax, value added tax and other applicable taxes. We have accounted for reimbursements received for out of pocket expenses incurred as revenues in the Consolidated Statement of Operations.

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

Maintenance and repairs are charged to combined Statement of Operations when incurred. Cost of assets not put to use before the balance sheet date are disclosed under the caption “capital work in progress.”

The estimated useful lives of assets are as follows:

Leasehold Improvements	5 years or lease period, whichever is less
Computers	2 years
Plant and Equipment	2 – 5 years
Furniture and Fixtures	5 years
Vehicles	5 years
Office Equipment	2 – 5 years

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table summarizes our consolidated statements of operations for the three months ended June 30, 2019 and June 30, 2018, including as a percentage of revenues:

Statement of Operations Data

	Unaudited
	Three Months Ended
(U.S. Dollars; dollar amounts in thousands):	June 30, 2019%		June 30, 2018%
Total Revenues	$37,304		$33,975
Total cost of revenues	17,434	47%	18,045	53%
Total gross profit	19,870		15,930
Operating expenses:
Research and development expenses	5,470	15%	4,849	14%
Selling, general and administrative expenses	11,826	32%	9,305	27%
Total operating expenses	17,296		14,154
Income from operations	2,574		1,776
Interest income	189		6
Interest expense	(89)		(124)
Other income (expenses), net	(11)		181
Income before provision for income taxes	2,663		1,839
Income taxes loss	1,381		795
Net income	$1,282	3%	$1,044	3%

The following table represents revenues by each subsidiary and corresponding geographical region:

	Three Months Ended (Unaudited)
(U.S. Dollars; dollar amounts in thousands):	June 30, 2019%		June 30, 2018%
Geography: North America
Legal Entity
Majesco	$10,430	28%	$10,374	31%
Majesco Software and Solutions Inc.	22,593	61%	12,934	38%
Majesco Canada Ltd., Canada	22	--%	162	1%
Cover-All Systems, Inc.(1)	-		6,562	19%
	$33,045	89%	$30,032	89%
Geography: Europe
Legal Entity
Majesco UK Limited, UK	$1,087	3%	$1,428	4%
Exaxe Limited	1,261	3%	-	-
	2,348	6%	1,428	4%
Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$1,289	4%	$1,399	4%
Majesco Asia Pacific Pte Ltd., Singapore	116	--%	417	1%
Majesco Software and Solutions India Private Limited, India	506	1%	699	2%
	$1,911	5%	$2,515	7%
Total Revenues	$37,304		$33,975

(1) Cover-All Systems, Inc. was merged into Majesco Software and Solutions Inc. on January 1. 2019.

Revenues

Revenues for the three months ended June 30, 2019 were $37,304 compared to $33,975 for the three months ended June 30, 2018, reflecting an increase of 9.8%. The increase during the quarter was primarily due to the addition of four new logos, footprint expansion within existing accounts, the inclusion of the Exaxe acquisition and the transfer of India business revenues previously managed by Majesco Limited.

Gross Profit

Gross profit was $19,870 for the three months ended June 30, 2019 compared with $15,930 for the three months ended June 30, 2018, representing an increase of 24.7%. The increase in margin has been primarily due to a better revenue mix and improved delivery efficiencies. Gross profit percentage for the three months ended June 30, 2019 increased to 53.3% of revenue from 46.9% of revenue for the three months ended June 30, 2018.

Salaries and consultant fees were approximately $13,306 for the three months ended June 30, 2019 compared to $12,681 for the three months ended June 30, 2018. This represents an increase of 4.9% in salaries and consultant fees. As a percentage of revenues, salaries and consultant fees increased from 37.3% for the three months ended June 30, 2018 to 35.7% for the three months ended June 30, 2019.

Operating Expenses

Operating expenses were $17,296 for the three months ended June 30, 2019 compared to $14,154 for the three months ended June 30, 2018. The increase in operating expenses was primarily due to an increase in research and development (“R&D”) costs of $621 and an increase in selling and general expenses of $2,521. We continued to invest in R&D to enhance our cloud and digital offerings. The continued investment is maturing our products to being sold more as out of the box products. The increase in selling and general expenses was driven by the inclusion of the Exaxe business, one-time expenses related to our customer conference, rebranding and other non-recurring professional fees. As a percentage of revenues, operating expenses increased to 46.4% for the three months ended June 30, 2019 from 41.7% for the three months ended June 30, 2018.

Income from Operations

Income from operations was $2,574 for the three months ended June 30, 2019 compared to $1,776 for the three months ended June 30, 2018. As a percentage of revenues, net gain from operations was 6.9% for the three months ended June 30, 2019 compared to a net gain of 5.3% for the three months ended June 30, 2018. Net income was significantly higher due to the overall improved performance on revenue and profitability.

Other Income

Other income (expense), net was $(11) for the three months ended June 30, 2019 compared to $181 for the three months ended June 30, 2018. The decrease is mainly due to an increase in currency exchange loss during the three months ended June 30, 2019.

Tax provision

We recognized an income tax provision of $1,381 for the three months ended June 30, 2019 and recognized an income tax provision of $795 for the three months ended June 30, 2018.

The effective tax rate is 51.9% for the three months ended June 30, 2019 which differs from the statutory U.S. federal income tax rate of 27.3%, mainly due to equity-based compensation, the impact of different tax jurisdictions and prior year tax credits.

Net income

Net income was $1,282 for the three months ended June 30, 2019 compared to net income of $1,044 for the three months ended June 30, 2018. Net income per share, basic and diluted, was $0.03 and $0.03, respectively, for the three months ended June 30, 2019 compared to net income per share, basic and diluted, of $0.03 and $0.03, respectively, for the three months ended June 30, 2018.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP metric, was $4,729 for the three months ended June 30, 2019 compared to $3,498 for the three months ended June 30, 2018.

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three months ended June 30, 2019 and June 30, 2018:

	Unaudited
	Three Months ended
(U.S. dollars, in thousands):	June 30, 2019	June 30, 2018
Net Income	$1,282	$1,044
Add:
Provision for income taxes	1,381	795
Depreciation and amortization	1,226	1,046
Interest expense	89	124
Less:
Interest income	(189)	(6)
Other income (expenses), net	11	(180)
EBITDA	$3,800	$2,823
Add:
Stock-based compensation	929	675
Merger and acquisition expenses	-	-
Less:
Adjusted EBITDA	4,729	3,498
Revenue	37,304	33,975
Adjusted EBITDA as a % of Revenue	12.68%	10.30%

Liquidity and Capital Resources

Our cash and cash equivalent and short term investments position was $33,008 at June 30, 2019 and $11,708 at June 30, 2018.

Net cash generated / (used) by operating activities was $(2,894) for the three months ended June 30, 2019 and $2,967 for the three months ended June 30, 2018. We had accounts receivable of $18,221 at June 30, 2019 and $17,366 at March 31, 2019. Days outstanding increased to 92 days at the end of June 30, 2019 as compared to 85 days at the end of March 31, 2019.

Net cash provided / (used) by investing activities amounted to $1,134 for the three months ended June 30, 2019 compared to net cash used of $(140) for the three months ended June 30, 2018 primarily due to the payment of the purchase price for the acquisition of the India business from Majesco Limited, investments in short term investment, and purchases of property, equipment and intangible assets during the three months ended June 30, 2019.

Sale/(purchase) of investments in mutual funds, acquisition of business and certificate of deposits (net) was $1,207 for the three months ended June 30, 2019 and $0 for the three months ended June 30, 2018. Restricted cash was $43 at June 30, 2019 and $50 at June 30, 2018.

Net cash provided / (used) by financing activities was $160 for the three months ended June 30, 2018, compared to $(391) for the three months ended June 30, 2018 mainly due to the proceeds from shares issued under the Majesco Employee Stock Purchase Plan.

On February 25, 2019, we completed a rights offering pursuant to which we received approximately $43,477 in gross proceeds from the sale of 6,123,463 shares of our common stock to shareholders who exercised their subscription rights (including both basic and over-subscriptions) in the rights offering. We used a portion of the proceeds from our rights offering to repay $5,000, which constituted the total amount outstanding under our loan agreement with HSBC Bank USA, National Association, and terminated this facility. We expect to use the remaining proceeds from the rights offering to fund future acquisitions and for general corporate purposes, including to fund any earnout payments under the Exaxe acquisition and the purchase of the remaining 10% of the share capital of Exaxe.

We believe that our cash flows from operations and available borrowings are sufficient to meet our liquidity requirements for the next twelve months, including capital expenditures.

Financing Arrangements

MSSIPL Facilities

On May 9, 2017, our subsidiary, Majesco Software and Solutions India Pvt. Ltd. (“MSSIPL”), and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (the “Combined Facility”) pursuant to which Standard Chartered Bank agreed to a Combined Facility of up to 200 million Indian rupees (or approximately $2,895 at exchange rates in effect on June 30, 2019). The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of goods, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the marginal cost of funds based lending rate (the “MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and is effective until repayment. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The Working Capital Overdraft Facility and the Short Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of each disbursement and is effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time. The Pre Shipment Financing Under Export Orders Facility is for the purchase of raw material, processing, packing, transportation, warehousing and other expenses and overheads incurred by MSSIPL to ready goods for sale. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of utilization and is effective until repayment. Interest will accrue from the utilization date up to the repayment date.

The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was in compliance under the terms of this Combined Facility as of June 30, 2019. There were no outstanding loans under this Combined Facility as of June 30, 2019.

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

Receivable Purchase Facility

On January 13, 2017, Majesco and its subsidiaries, Majesco Software and Solutions Inc. (“MSSI”) and Cover-All Systems, jointly entered into a Receivable Purchase Agreement with HSBC (the “Receivable Purchase Agreement”) pursuant to which HSBC may advance funds against receivables at an agreed advance rate. The outstanding aggregate amount of all advances may not exceed a $10,000 facility limit. The facility bears interest at 2% plus the 90 day LIBOR rate. HSBC will also receive an arrangement fee equal to 0.20% of the facility limit and a facility review fee equal to 0.20% of the facility limit. Majesco serves as HSBC’s agent for the collection of receivables, and Majesco collects and otherwise enforces payment of the receivables. HSBC has a security interest in accounts of MSSI and Cover-All Systems. The term of the Receivable Purchase Agreement is for a minimum period of 12 months and shall continue unless terminated by either party. Either party may terminate the Receivable Purchase Agreement at any time upon 60 days’ prior written notice to the other party. The Receivable Purchase Agreement will provide additional liquidity to us for working capital and other general corporate purposes.

On November 29, 2018, we amended the Receivable Purchase Agreement to increase its limit to $15,000 until March 29, 2019, and $10,000 thereafter. HSBC received an arrangement fee of $10 in connection with this amendment. The amendment will provide additional liquidity to Majesco for mergers and acquisitions and other general corporate purposes. As of June 30, 2019, we had $106 outstanding under this facility. We used proceeds from this facility to repay existing indebtedness and for capital expenditures, working capital and other general corporate purposes.

Exaxe Facilities

Exaxe Limited has a receivables purchase agreement with AIB Commercial Finance Limited (“AIB Commercial”) pursuant to which AIB Commercial will purchase up to € 200 in receivables from Exaxe Limited on a discounted basis. In addition, Exaxe Limited has an overdraft facility with Allied Irish Banks, p.l.c. (“AIB”) of up to € 100. The facility has a variable interest rate and is payable on demand at any time. This facility is secured by the assets of Exaxe Limited. As of June 30, 2019, there were no outstanding balances under these facilities.

On July 17, 2019, Majesco’s subsidiary Exaxe Limited, and HSBC France, Dublin Branch (“HSBC”), entered into a €400 overdraft facility (the “Facility”). The Facility is for working capital purposes. The Facility is subject to review from time to time and in any event in May 2020. Exaxe may terminate the Facility at any time without penalty. Interest under the Facility is payable at the rate of 3.5% per annum over the prevailing European Central Bank Rate on amounts up to €400 and 7% per annum over such rate on amounts over €400. The Facility is secured by a fixed and floating charge over certain assets of Exaxe. Exaxe agreed to certain negative covenants under the Facility, including not to create or allow any mortgage or security over its assets or revenues.

Auto loans

MSSIPL has obtained auto loans from HDFC Bank for the purchase of vehicles. The loans bear interest at a rate of 8.75% per annum, are payable in 60 monthly installments over a 5 year period and are secured by a pledge of the vehicles. The outstanding balance of these auto loans as of June 30, 2019 is $130.

Dividends and Redemption

We have declared and paid a cash dividend on our common stock only for our fiscal year 2000. It has otherwise been our policy to invest earnings in growth rather than distribute earnings as common stock dividends. This policy is expected to continue, but is subject to regular review by our Board of Directors.

Contractual Obligations

In the normal course of our business, we are party to a variety of contractual obligations as summarized in our Annual Report. These contractual obligations are considered by us when assessing our liquidity requirements. There have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business. We had borrowed $0 under the Combined Facility, $106 under our receivable purchase facility and $130 under our auto loans at June 30, 2019, compared to $0, $415 and $137, respectively, as of March 31, 2019.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and investments. We do not use derivative financial instruments to hedge our interest rate exposure. Our cash and cash equivalents and short term investments as of June 30, 2019 were $9,633 and $23,375, respectively.

We invest primarily in highly liquid, money market funds and bank fixed deposits. Because of the short-term nature of the majority of the interest-bearing securities we hold, we believe that a 10% fluctuation in the interest rates applicable to our cash and cash equivalents and investments would not have a material effect on our financial condition or results of operations.

The rate of interest on our Combined Facility, our receivable purchase facility and our auto loans which were in effect as of June 30, 2019, are variable and are based on LIBOR plus a fixed margin. As of June 30, 2019, we had $106 and $0 in borrowings outstanding under our receivable purchase facility with HSBC and our Combined Facility, respectively. As of June 30, 2019, we had borrowed $130 under our auto loans. We believe that a 10% fluctuation in the interest rates applicable to our borrowings would not have a material effect on our financial condition or results of operations.

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

We generated approximately 12% and 12% of our gross revenues outside of the United States for the three months ended June 30, 2019 and 2018, respectively. The effect of foreign exchange rate changes on cash and cash equivalents resulted in a gain of $451 and $120 for the three months ended June 30, 2019 and June 30, 2018, respectively. For the three months ended June 30, 2019 and June 30, 2018, we had a foreign exchange gain/(loss) of approximately $66 and $179, respectively.

We use foreign currency forward contracts and par forward contracts to hedge our risks associated with foreign currency fluctuations related to certain commitments and forecasted transactions. The use of hedging instruments is governed by our policies which are approved by our Board of Directors. We designate these hedging instruments as cash flow hedges. Derivative financial instruments we enter into that are not designated as hedging instruments in hedge relationships are classified as financial instruments at fair value in the statement of operations .

The aggregate contracted USD notional amounts of the Group’s foreign exchange forward contracts outstanding amounted to $31,600 and $31,100 as of June 30, 2019 and March 31, 2019, respectively. The aggregate contracted Great Britain Pound (“GBP”) notional amounts of the Group’s foreign exchange forward contracts outstanding amounted to GBP 0 and GBP 0 as of June 30, 2019 and March 31, 2019, respectively. The outstanding forward contracts as of June 30, 2019 mature between one month and 37 months. As of June 30, 2019, we estimate that $117, net of tax, of the net (loss)/gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 37 months. The outstanding foreign exchange forward contracts in U.S. dollars as of June 30, 2019 are designated as in hedge relationship and there will be no impact on our statement of operations due to a strengthening or weakening of 10% in the foreign exchange rates.

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

	Assets		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of June 30, 2019 (unaudited)
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$374	$323	$60	$62
Total	$374	$323	$60	$62

*	The noncurrent and current portions of derivative assets are included in ‘Other Assets’ and ‘Prepaid Expenses And Other Current Assets,’ respectively, and the noncurrent and current portions of derivative liabilities are included in ‘Other Liabilities’ and ‘Accrued Expenses And Other Liabilities,’ respectively in the Consolidated Balance Sheet.

For more information on foreign currency translation adjustments and cash flow hedges and other derivative financial instruments, see Notes 7 and 8 to our consolidated financial statements for the three months ended June 30, 2019.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 6.	Exhibits.

Exhibit No.	Description
10.1**	Business Transfer Agreement, dated as of April 1, 2019, by and between Majesco Limited and Majesco Software and Solutions India Pvt. Ltd. (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K filed with the SEC on April 4, 2019)

10.2+	Employment Agreement between Majesco and Wayne Locke dated April 4, 2019 (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K filed with the SEC on April 8, 2019)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Schedules or similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Majesco agrees to furnish supplementally a copy of any such omitted schedules or attachments to the SEC upon request; provided, however, that Majesco may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any schedule or attachment so furnished.

+	Denotes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO

Date: August 13, 2019	By:	/s/ Adam Elster
Adam Elster, Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2019	By:	/s/ Wayne Locke
Wayne Locke, Chief Financial Officer (Principal Financial and Accounting Officer)