Form 10-Q
period 2019-09-30
Majesco
filed 2019-11-13
CIK 1626853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2019
Common Stock, $0.002 par value per share	43,064,668 shares

MAJESCO

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Majesco and Subsidiaries

Consolidated Balance Sheets (All amounts are in thousands of US Dollars except share data and as stated otherwise)

	September 30,	March 31,
	2019	2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,691	$11,329
Short term investments	15,244	28,108
Restricted cash	42	43
Accounts receivable, net	22,842	17,366
Unbilled accounts receivable	14,805	17,916
Prepaid expenses and other current assets	14,065	15,598
Total current assets	86,689	90,360
Property and equipment, net	2,569	3,026
Right-of-use asset, net	4,615	—
Intangible assets, net	11,124	12,969
Deferred income tax assets	6,680	7,816
Unbilled accounts receivable, net of current portion	2,767	543
Other assets	186	489
Goodwill	34,090	34,145
Total Assets	$148,720	$149,348
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Loan from bank-receivable financing and vehicle loan	$55	$442
Lease liability	2,339	—
Accounts payable	1,506	2,327
Accrued expenses and other current liabilities	26,305	34,871
Deferred revenue	12,457	10,988
Total current liabilities	42,662	48,628
Vehicle loan	65	109
Lease liability, net of current portion	2,302	—
Consideration payable for Exaxe Holdings Limited acquisition	3,009	2,951
Other liabilities	1,289	1,089
Total Liabilities	49,327	52,777
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.002 per share – 50,000,000 shares authorized as of September 30, 2019 and March 31, 2019, no shares issued and outstanding as of September 30, 2019 and March 31, 2019	—	—
Common stock, par value $0.002 per share – 450,000,000 shares authorized as of September 30, 2019 and March 31, 2019; 43,000,968 shares issued and outstanding as of September 30, 2019 and 42,846,273 shares issued and outstanding as of March 31, 2019	86	86
Additional paid-in capital	124,538	122,163
Accumulated deficit	(23,875)	(26,499)
Accumulated other comprehensive loss	(1,356)	(412)
Total stockholders’ equity attributable to Majesco stockholders	99,393	95,338
Non controlling interests in consolidated subsidiaries	—	1,233
Total Stockholders’ Equity	99,393	96,571
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,720	$149,348

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Three Months ended September 30, 2019	Three Months ended September 30, 2018	Six Months ended September 30, 2019	Six Months ended September 30, 2018
Revenue	$34,055	$34,322	$71,359	$68,297
Cost of revenue	18,372	17,008	35,806	35,053
Gross profit	$15,683	$17,314	$35,553	$33,244
Operating expenses
Research and development expenses	$4,457	$4,683	$9,927	$9,532
Selling, general and administrative expenses	9,876	9,869	21,702	19,174
Total operating expenses	$14,333	$14,552	$31,629	$28,706
Income from operations	$1,350	$2,762	$3,924	$4,538
Interest income	161	19	350	25
Interest expense	(102)	(104)	(191)	(228)
Other income (expenses), net	451	430	440	611
Gain on reversal of accrued contingent liability	—	835	—	835
Income before provision for income taxes	$1,860	$3,942	$4,523	$5,781
Provision for income taxes	952	1,265	2,333	2,060
Net Income	$908	$2,677	$2,190	$3,721
Earnings per share:
Basic	$0.02	$0.07	$0.05	$0.10
Diluted	$0.02	$0.07	$0.05	$0.10
Weighted average number of common shares outstanding
Basic	42,962,524	36,634,019	42,937,888	36,617,505
Diluted	44,854,157	38,664,803	44,836,758	38,936,340

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)
(All amounts are in thousands of US Dollars)

	Three Months ended September 30, 2019	Three Months ended September 30, 2018	Six Months ended September 30, 2019	Six Months ended September 30, 2018
Net Income	$908	$2,677	$2,190	$3,721
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(965)	(658)	(898)	(1,238)
Unrealized gains (losses) on cash flow hedges	(162)	(712)	(46)	(1,371)
Other comprehensive income/(loss)	$(1,127)	$(1,370)	$(944)	$(2,609)
Comprehensive Income/(Loss)	$(219)	$1,307	$1,246	$1,112

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Preferred Stock	Additional Common Shares	Stock Amount	Paid-In Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total Stakeholder Equity
Balance as of March 31, 2018 as reported	—	36,600,457	$73	$75,022	$(30,283)	$361	—	$45,173
Net income	—	—	—	—	$1,036	—	—	$1,036
Issue of stock under ESOP and ESPP	—	—	—	$45	—	—	—	$45
Stock based compensation	—	—	—	$658	—	—	—	$658
Foreign currency translation adjustments	—	—	—	—	—	$(579)	—	$(579)
Unrealized gains on cash flow hedges	—	—	—	—	—	$(659)	—	$(659)
Balance as of June 30, 2018	—	36,600,457	$73	$75,725	$(29,247)	$(877)	—	$45,674
Net income	—	—	—	—	$2,829	—	—	$2,829
Issue of stock under ESOP and ESPP	—	—	—	$234	—	—	—	$234
Stock based compensation	—	—	—	$691	—	—	—	$691
Foreign currency translation adjustments	—	—	—	—	—	$(659)	—	$(659)
Unrealized gains on cash flow hedges	—	—	—	—	—	$(712)	—	$(712)
Balance as of September 30, 2018	—	36,600,457	$73	$76,650	$(26,418)	$(2,248)	—	$48,057

	Preferred Stock	Additional Common Shares	Stock Amount	Paid-In Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Non-Controlling Interests	Total Stakeholder Equity
Balance as of March 31, 2019 as reported	—	42,846,273	$86	$122,163	$(23,792)	$(412)	$1,233	$99,278
Net assets received on business combination	—	—	—	—	$823	—	—	$823
Consideration payable on business combination	—	—	—	—	$(3,530)	—	—	$(3,530)
Balance as on March 31, 2019 as adjusted	—	42,846,273	$86	$122,163	$(26,499)	$(412)	$1,233	$96,571
Net income	—	—	—	—	$1,282	—	—	$1,282
Issue of stock under ESOP and ESPP	—	83,492	0	$475	—	—	—	$475
Stock based compensation	—	—	—	$929	—	—	—	$929
Foreign currency translation adjustments	—	—	—	—	—	$66	—	$66
Unrealized gains on cash flow hedges	—	—	—	—	—	$117	—	$117
Balance as of June 30, 2019	—	42,929,765	$86	$123,567	$(25,217)	$(229)	$1,233	$99,440
Net income	—	—	—	—	$908	—	—	$908
Issue of stock under ESOP and ESPP	—	71,203	—	$402	—	—	—	$402
Stock based compensation	—	—	—	$569	—	—	—	$569
Acquisition of Exaxe Holdings LT. non-controlling interest	—	—	—	—	$434	—	$(1,233)	$(799)
Foreign currency translation adjustments	—	—	—	—	—	$(964)	—	$(964)
Unrealized gains on cash flow hedges	—	—	—	—	—	$(163)	—	$(163)
Balance as of September 30, 2019	—	43,000,968	$86	$124,538	$(23,875)	$(1,356)	$—	$99,393

Majesco and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(All amounts are in thousands of US Dollars)

	Six Months ended September 30, 2019	Six Months ended September 30, 2018
Net cash flows from operating activities
Net income	$2,190	$3,721
Adjustments to reconcile net income to net cash provided/(used) by operating activities:
Depreciation on property and equipment	807	832
Amortization of intangibles	1,636	1,057
Amortization of right of use asset	1,266	—
Stock-based compensation	1,498	1,358
Profit on sale of assets	(4)	(4)
Unrealized cash flow hedges	(46)	—
Deferred income taxes	1,121	(444)
Change in Assets and Liabilities:
Accounts receivable	(5,556)	8
Unbilled accounts receivable	788	—
Prepaid expenses and other current assets	1,312	(1,236)
Other non-current assets	291	(10)
Accounts payable	(810)	635
Lease liability	(1,241)	—
Accrued expenses and other liabilities	(5,130)	3,185
Deferred revenue and other non-current liabilities	1,732	(624)
Net cash provided/(used) by operating activities	$(146)	$8,478
Net cash flows from investing activities
Purchase of property and equipment	$(472)	$(502)
Proceeds from the sale of property and equipment	—	(5)
Proceeds from sale of intangible assets	4	57
Purchase consideration paid on acquisition of business (net of cash acquired)	(3,530)	—
Payment on purchase of balance 10% share of Exaxe Holdings Limited	(802)	—
Purchase of investments	(15,280)	(14,757)
Proceeds from sale of investments	28,131	12,014
Decrease in restricted cash	(1)	—
Net cash provided /(used) by investing activities	$8,050	$(3,193)
Net cash flows from financing activities
Payment of capital lease obligations	$—	$(134)
Proceeds from share issued under ESPP and ESOP	877	—
Proceeds of loan from bank	—	30,575
Repayment of loans from bank	(430)	(32,620)
Net cash provided / (used) by financing activities	$447	$(2,179)
Effect of foreign exchange rate changes on cash and cash equivalents	11	57
Net increase in cash and cash equivalents	$8,362	$3,163
Cash and cash equivalents, beginning of the period	11,329	9,152
Cash and cash equivalents at end of the period	$19,691	$12,315
Supplementary disclosure of cash flow information
Income taxes paid	$2,621	1,362

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

1	DESCRIPTION OF BUSINESS

Majesco (the “Company” and, together with its subsidiaries, the “Group”) is a global leader of cloud insurance software solutions for insurance business transformation. We provide technology, expertise, and leadership that helps insurers modernize, innovate and connect to build the future of their business and the insurance industry at speed and scale. We do this by providing technology that connects people and businesses to insurance in ways that are innovative, hyper-relevant, compelling and personal. In addition to the United States, we operate in Canada, Mexico, the United Kingdom, Malaysia, Singapore, Ireland and India. With our CloudInsurer® solutions, we offer cloud-based core insurance platforms, along with distribution management and data and analytics solutions. With our Digital1st™ solutions we offer a cloud-native, digital engagement and microservices platform-as-a-service for the entire insurance business and an ecosystem of partners with apps that provide innovative data sources and capabilities. These solutions enable Property & Casualty/General Insurance (“P&C”), and Life, Annuities, Pensions and Group/Voluntary Benefits (“L&A and Group”) providers to modernize and optimize their businesses across the end-to-end insurance value chain, better comply with policies and regulations, innovate with new business models, enter new markets, and launch new products and services for incumbents, greenfields and startups. Using this portfolio of solutions including our core P&C, L&A and Group and LifePlus insurance platforms, data and analytics, distribution management and Digital1st Insurance, our customers can respond to evolving market needs, growth and innovation opportunities and regulatory changes, which enables agility, innovation and speed while improving the effectiveness and efficiency of their business operations.

Majesco’s customers are insurers, managing general agents and other risk providers from the P&C, L&A and Group insurance segments worldwide.

Majesco’s common stock was listed and began trading on the NYSE American on June 29, 2015. Effective on February 26, 2019, Majesco transferred the listing of its common stock and began trading on the Nasdaq Global Market under the symbol “MJCO.”

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The consolidated financial statements reflect the Group’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

All inter-company balances and transactions have been eliminated in consolidation.

Certain employees of the Group participate in benefit and stock-based compensation programs of our parent company Majesco Limited. The consolidated balance sheets include the outstanding equity-based compensation program of Majesco and Majesco Limited which are operated for the benefit of our employees.

b.	Significant Accounting Policies

For a description of all significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of the notes to the consolidated and combined financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (the “Annual Report”). There have been no material changes to our significant accounting policies since the filing of the Annual Report other than Accounting Standards Codification (“ASC”) 842 for Lease accounting which has been included under Note 3. Recent Accounting Pronouncements.

c.	Principles of Consolidation

The Group’s consolidated financial statements include the accounts of Majesco and its subsidiaries, Majesco Canada Ltd., Majesco Software and Solutions Inc. (“MSSI”), Majesco Sdn. Bhd., Majesco UK Limited, Majesco Software and Solutions India Private Limited (“MSSIPL”), Majesco Asia Pacific Pte Ltd., Exaxe Limited and Exaxe Holdings Limited (“Exaxe”) as of September 30, 2019.

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

Recent Accounting Developments

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 supersedes the lease guidance under FASB ASC Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term from operating leases. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors were originally required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, FASB issued ASU No. 2018-11, Targeted Improvements. This update still requires modified retrospective transition; however, it adds the option to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment in the current period instead of at the beginning of the earliest period presented. Under this option, comparative periods presented in the financial statements in which the new lease standard is adopted will continue to be presented in accordance with prior guidance. The Company has adopted the new accounting standard using the modified retrospective alternative effective April 1, 2019.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU No. 2016-13”). ASU No. 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU No. 2016-13 will be effective for the Company in the first quarter of fiscal year 2021, with early adoption permitted, and is to be applied using a modified retrospective approach. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which aligns the measurement and classification guidance for share-based payments to nonemployees with that for employees, with certain exceptions. It expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in the entity’s own operations and supersedes the guidance in ASC 505-50. The ASU retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner (i.e., capitalize or expense) they would if they paid cash for the goods or services, but it moves the guidance to ASC 718. The guidance also allows nonpublic entities to account for nonemployee awards using certain practical expedients that are already available for employee awards, but the same accounting policies must be used for awards to both employees and nonemployees. The new standard became effective for the Company beginning with the first quarter of fiscal 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Emerging Growth Company

We are an “emerging growth company” and “smaller reporting company” under the federal securities laws and are subject to reduced public company reporting requirements. We will remain an emerging growth company until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the preceding three-year period and (d) the last day of our fiscal year containing the fifth anniversary of the date on which shares of our common stock were offered in connection with the completion of our merger with Cover-All, or March 31, 2021. Section 107 of the Jumpstart Our Business Startups Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of September 30, 2019 and March 31, 2019:

	As of
	September 30, 2019	March 31, 2019
	(unaudited)
Assets and Liabilities

Level 2
Derivative financial instruments (included in the following line items in the Consolidated Balance Sheets)
Prepaid expenses and other current assets	$154	$436
Other liabilities	(108)	(21)
Other assets	420	132
Accrued expenses and other liabilities	(138)	(136)
	$328	$411
Level 3
Contingent consideration	(4,206)	(4,884)
	$(4,206)	$(4,884)
Total	$(3,878)	$(4,473)

The following table presents the change in level 3 instruments:

	As of and for the three months ended (unaudited)
	September 30, 2019	September 30, 2018
Opening balance	$(4,884)	$(835)
Partial payment of contingent consideration	678	—
Total gain recognized in the Statement of Operations	—	835
Closing balance	$(4,206)	$—

	As of and for the six months ended (unaudited)
	September 30, 2019	September 30, 2018
Opening balance	$(4,884)	$(835)
Partial payment of contingent consideration	678	—
Total gain recognized in the Statement of Operations	—	835
Closing balance	$(4,206)	$—

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

The total gain attributable to changes in the estimated contingent consideration payable for the acquisition of the consulting business of Agile were $0 and $0 for the three and six months ended September 30, 2019, respectively and $835 and $835 for the three and six months ended September 30, 2018, respectively. The Group paid no earn-out consideration to Agile in the fiscal year ended March 31, 2019. The Group paid $1,100 to Agile as earn-out consideration in the fiscal year ended March 31, 2018.

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

The estimated contingent consideration payable for the acquisition of the stock of Exaxe was $4,206 at September 30, 2019 and $4,884 at March 31, 2019. The long-term contingent consideration has been evaluated for net present value.

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

MSSIPL Facilities

On May 9, 2017, MSSIPL and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (the “Combined Facility”) pursuant to which Standard Chartered Bank agreed to a Combined Facility of up to 200 million Indian rupees (or approximately $2,833 at exchange rates in effect on September 30, 2019). The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of goods, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the marginal cost of funds based lending rate (the “MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and is effective until repayment. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The Working Capital Overdraft Facility and the Short Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each disbursement. The MCLR is to be determined on the date of each disbursement and is effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time. The Pre Shipment Financing Under Export Orders Facility is for the delivery of software ready for sale. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each disbursement. The MCLR is to be determined on the date of utilization and is effective until repayment. Interest will accrue from the utilization date up to the repayment date.

The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was in compliance under the terms of this Combined Facility as of September 30, 2019. There are no outstanding loans under this Combined Facility as of September 30, 2019

Term Loan Facility

On March 23, 2016, Majesco entered into a Loan Agreement (the “Loan Agreement”) with HSBC Bank USA, National Association (“HSBC”) pursuant to which HSBC agreed to extend loans to Majesco in the amount of up to $10,000 and Majesco issued a promissory note to HSBC in the maximum principal amount of $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). The outstanding principal balance of the loan bore interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest was payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of $1,667 were due and payable semi-annually. All principal and interest outstanding under the Note was due and payable on March 1, 2021. The Facility was unsecured and supported by a letter of credit issued by a bank of $10,000, which was secured by a cash pledge of our parent company, Majesco Limited. On February 27, 2019, Majesco used a portion of the proceeds from its rights offering to repay the total amount outstanding under the Loan Agreement with HSBC and terminated this Facility.

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

On November 29, 2018, the Group amended the Receivable Purchase Agreement to increase its limit to $15,000 until March 29, 2019, and $10,000 thereafter. HSBC received an arrangement fee of $10 in connection with this amendment. The amendment provided additional liquidity to Majesco for mergers and acquisitions and other general corporate purposes. There are no outstanding loans under this facility as of September 30, 2019. Majesco used proceeds from this facility to repay existing indebtedness and for capital expenditures, working capital and other general corporate purposes.

Exaxe Facilities

Exaxe Limited has a receivables purchase agreement with AIB Commercial Finance Limited (“AIB Commercial”) pursuant to which AIB Commercial will purchase up to € 200 in receivables from Exaxe Limited on a discounted basis. In addition, Exaxe Limited has an overdraft facility with Allied Irish Banks, p.l.c. (“AIB”) of up to € 100. The facility has a variable interest rate and is payable on demand at any time. This facility is secured by the assets of Exaxe Limited. As of September 30, 2019, there were no outstanding balances under these facilities.

On July 17, 2019, Majesco’s subsidiary Exaxe Limited, and HSBC France, Dublin Branch (“HSBC France”), entered into a € 400,000 (or approximately $437,473 at exchange rates in effect on September 30, 2019) overdraft facility (the “HSBC France Facility”). The HSBC France Facility is for working capital purposes. The HSBC France Facility is subject to review from time to time, and in any event a review shall occur in May 2020. Exaxe Limited may terminate the HSBC France Facility at any time without penalty. Interest under the HSBC France Facility is payable at the rate of 3.5% per annum over the prevailing European Central Bank Rate on amounts up to € 400,000 and 7% per annum over such rate on amounts over € 400,000. The HSBC France Facility is secured by the assets of Exaxe Limited. Exaxe Limited agreed to certain negative covenants under the HSBC France Facility, including not to create or allow any mortgage or security over its assets or revenues. All Euros are in thousands unless indicated otherwise.

Auto loans

MSSIPL has obtained auto loans from HDFC Bank for the purchase of vehicles. The loans bear interest at a rate of 8.75% per annum, are payable in 60 monthly installments over a 5 year period and are secured by a pledge of the vehicles. The outstanding balance of these auto loans as of September 30, 2019 is $55.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information of fair values of derivative financial instruments:

	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of September 30, 2019 (unaudited)
Designated as Cash Flow Hedges
Foreign exchange forward contracts	$154	$420	$108	$138
Total	$154	$420	$108	$138

As of March 31, 2019
Designated as Cash Flow Hedges
Foreign exchange forward contracts	$436	$132	$21	$136
	$436	$132	$21	$136

*	The noncurrent and current portions of derivative assets are included in ‘Other assets’ and ‘Prepaid expenses and other current assets,’ respectively, and the noncurrent and current portions of derivative liabilities are included in ‘Other liabilities’ and ‘Accrued expenses and other current liabilities,’ respectively, in our consolidated balance sheet.

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

The aggregate contracted USD notional amounts of the Group’s foreign exchange forward contracts outstanding amounted to $39,250 and $31,100 as of September 30, 2019 and March 31, 2019, respectively.

The outstanding forward contracts as of September 30, 2019 mature between one month and 37 months. As of September 30, 2019, the Group estimates that $(46), net of tax, of the net (loss)/gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 37 months.

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

The following table provides information on the amounts of pre-tax (losses) recognized in and reclassified from Accumulated Other Comprehensive Income (“AOCI”) of derivative instruments designated as cash flow hedges:

	Amount of (Loss) recognized in AOCI (effective portion)	Amount of (Loss) reclassified from AOCI to Statement of Operations (Revenue)
For the six months ended September 30, 2019 (unaudited)
Foreign exchange forward contracts	$(83)	$(23)
Total	$(83)	$(23)

For the six months ended September 30, 2018 (unaudited)
Foreign exchange forward contracts	$(1,675)	$(259)
Total	$(1,675)	$(259)

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component were as follows:

	Three months ended September 30, 2019 (unaudited)			Three months ended September 30, 2018 (unaudited)
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$(637)	$—	$(637)	$(287)	$—	$(287)
Change in foreign currency translation adjustments	(965)	—	(965)	(658)	—	(658)
Closing balance	$(1,602)	$—	$(1,602)	$(945)	$—	$(945)

Unrealized gains/(losses) on cash flow hedges
Opening balance	$575	$(167)	$408	$(833)	$35	$(798)
Unrealized gains/(losses) on cash flow hedges	(225)	78	(147)	(807)	443	(364)
Reclassified to Revenue	(23)	7	(16)	(198)	57	(141)
Net change	$(248)	$85	$(163)	$(1,005)	$500	$(505)
Closing balance	$327	$(82)	$245	$(1,838)	$535	$(1,303)

	Six months ended September 30, 2019 (unaudited)			Six months ended September 30, 2018 (unaudited)
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$(703)	$—	$(703)	$293	$—	$293
Change in foreign currency translation adjustments	(899)	—	(899)	(1,238)	—	(1,238)
Closing balance	$(1602)	$—	$(1602)	$(945)	$—	$(945)

Unrealized gains/(losses) on cash flow hedges
Opening balance	$411	$(120)	$291	$96	$(28)	$68
Unrealized gains/(losses) on cash flow hedges	(60)	30	(30)	(1,675)	488	(1,187)
Reclassified to Revenue	(23)	7	(16)	(259)	75	(184)
Net change	$(83)	$37	$(46)	$(1,934)	$563	$(1,371)
Closing balance	$328	$(83)	$245	$(1,838)	$535	$(1,303)

8.	INCOME TAXES

The Group recognized income tax provisions of $952 and $2,333 for the three and six months ended September 30, 2019, respectively, and recognized income tax provisions of $1,265 and $2,060 for the three and six months ended September 30, 2018, respectively.

The effective tax rate is 51.2% and 51.6% for the three and six months ended September 30, 2019, respectively, which differs from the statutory U.S. federal income tax rate of 21%, mainly due to the impact of different tax jurisdictions.

9.	EMPLOYEE STOCK OPTION PLAN

Majesco 2015 Equity Incentive Plan

During the three and six months ended September 30, 2019, we recognized $516 and $1,266, respectively, in equity-based compensation expense in our consolidated financial statements compared to $406 and $858 during the three and six months ended September 30, 2018, respectively.

In June 2015, Majesco adopted the Majesco 2015 Equity Incentive Plan (the “2015 Plan”). On May 9, 2018, the Board of Directors of Majesco approved an increase of 2,000,000 shares in the amount of shares available for issuance under the 2015 Plan thereby increasing the number of shares available under such plan from 3,877,263 shares to 5,877,263 shares. This increase was approved by the shareholders of Majesco at the 2018 annual meeting of shareholders. Under the 2015 Plan, options, restricted stock and other equity incentive awards with respect to up to 5,877,263 shares may be granted by the Compensation Committee of the Board of Directors to our employees, consultants and directors at an exercise or grant price determined by the Compensation Committee of the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2015 Plan allows the grant of restricted or unrestricted stock awards or awards denominated in stock equivalent units or any combination of the foregoing, which may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. As of September 30, 2019, 2,120,892 shares were available for grant under the 2015 Plan.

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

-	Expected volatility is based on peer entities as historical volatility data for Majesco’s common stock is limited.

-	In accordance with ASC 718, Majesco uses the simplified method for estimating the expected term when measuring the fair value of employee stock options using the Black-Scholes option pricing model. Majesco believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the criteria established by Staff Accounting Bulletins Topic 14.

-	The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yields for an equivalent term at the time of grant.

-	Majesco does not anticipate paying dividends during the expected term.

	Unaudited For the Six months ended September 30,
Variables (range)	2019	2018

Expected volatility	41%–46%	41%–50%
Weighted-average volatility	46%	41%
Expected dividends	0%	0%
Expected term (in years)	3-5	3-5
Risk-free interest rate	2.5%	2.5%

As of September 30, 2019, there was $4,492 of total unrecognized compensation costs related to non-vested share-based compensation arrangements previously granted by Majesco. That cost is expected to be recognized over a weighted-average period of 1.54 years.

Stock Option Awards

A summary of the outstanding common stock options under the 2015 Plan is as follows:

	Shares	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, April 1, 2019	3,259,267	$4.79-7.72	8.08 years	$5.49
Granted	80,000	8.05-10.02	9.70 years	8.92
Exercised	(141,152)	4.79-7.53	—	5.18
Cancelled	(193,909)	4.79-7.53	—	5.32
Balance, September 30, 2019 (unaudited)	3,004,206	$4.79-10.02	7.60 years	$5.57

Of the stock options outstanding, an aggregate of 2,129,523 were exercisable as of September 30, 2019.

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

Restricted Stock Unit Awards

Restricted stock unit activity during the six months ended September 30, 2019 was as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance, April 1, 2019	375,000	$7.49
Granted	75,000	$8.50
Balance, September 30, 2019 (unaudited)	450,000	$7.66

Warrants

As of September 30, 2019, there were warrants to purchase 25,000 shares of common stock outstanding. A summary of the terms of the outstanding warrants as of September 30, 2019 is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
Balance, September 30, 2019 (unaudited)	25,000	$7.00	0.92 years	$7.00

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

Employee Stock Option Scheme of Majesco Limited — Plan 1

Certain employees of the Group participate in the Group’s parent company, Majesco Limited’s, employee stock option plan. The plan, termed as “ESOP plan 1,” became effective June 1, 2015, the effective date of the demerger from Mastek Ltd. Group employees who were issued options in the earlier ESOP plans of Mastek Ltd. were given options of Majesco Limited following the demerger. Under the plan, Majesco Limited also grants newly issued options to the employees of MSSIPL from time to time. During the six months ended September 30, 2019, no options to purchase shares of common stock were granted under ESOP plan 1 of Majesco Limited.

As of September 30, 2019, the total future compensation cost related to non-vested options not yet recognized in the Statement of Operations was $308, and the weighted average period over which these awards are expected to be recognized was 3.83 years. The weighted average remaining contractual life of options expected to vest as of September 30, 2019 is 8.76 years.

During the three and six months ended September 30, 2019, we recognized $62 and $232, respectively, in equity-based compensation expense in our consolidated financial statements compared to $285 and $493, respectively, during the three and six months ended September 30, 2018

Majesco Limited calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	Unaudited For the Six Months ended September 30,
	2019	2018
Weighted-average volatility	44	34%
Expected dividends	0.32%	—%
Expected term (in years)	4-8 Years	2-5 Years
Risk-free interest rate	6.1% - 6.5%	7.20%-7.70%

The summary of outstanding options of Majesco Limited as of September 30, 2019 is as follows:

	No. of Options Outstanding	Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
	677,054	$0.10 - $3.00	5.74	1.13
	516,733	$3.10 - $6.00	5.16	4.61
	100,500	$6.10 - $9.00	8.61	7.43
Balance, September 30, 2019 (unaudited)	1,294,287

Of the stock options of Majesco Limited outstanding and held by Group employees, an aggregate of 1,103,659 are exercisable as of September 30, 2019.

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

During the three and six months ended September 30, 2019, Majesco accrued $483 and $1,067, respectively, in incentive compensation expense in its consolidated financial statements compared to $2,939 and $6,034 during the three and six months ended September 30, 2018, respectively.

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

The ESPP provides employees with the right to purchase shares of common stock through payroll deductions. The total number of shares available for purchase under the ESPP is 2,000,000. The ESPP Plan became effective January 1, 2016. As of September 30, 2019, we had issued and sold 136,756 shares under the ESPP.

10.	EARNINGS PER SHARE

The basic and diluted earnings per share were as follows:

	Unaudited Three months ended September 30,
	2019	2018

Net Income	$908	$2,677

Basic weighted average outstanding equity shares	42,962,524	36,634,019
Adjustment for dilutive potential ordinary shares
Options under Majesco 2015 Equity Plan	1,891,633	2,030,784
Dilutive weighted average outstanding equity shares	44,854,157	38,664,803

Earnings per share:
Basic	$0.02	$0.07
Diluted	$0.02	$0.07

	Unaudited Six months ended September 30,
	2019	2018

Net Income	$2,190	$3,721

Basic weighted average outstanding equity shares	42,937,888	36,617,505
Adjustment for dilutive potential ordinary shares
Options under Majesco 2015 Equity Plan	1,898,870	2,318,835
Dilutive weighted average outstanding equity shares	44,836,758	38,936,340

Earnings per share:
Basic	$0.05	$0.10
Diluted	$0.05	$0.10

Basic earnings per share amounts are calculated by dividing net income for the three and six months ended September 30, 2019 and 2018 attributable to common shareholders by the weighted average number of common shares outstanding during the same periods.

Diluted earnings per share amounts are calculated by dividing the net income attributable to common shareholders by the sum of the weighted average number of shares of common stock outstanding during the three and six month ended September 30, 2019 and 2018 plus the weighted average number of shares of common stock that would be issued upon the conversion of all the dilutive potential shares of common stock into shares of common stock as applicable pursuant to the treasury method.

The calculation of diluted earnings per share excluded 68,000 and 68,000 shares of common stock issuable upon exercise of options for the three and six months ended September 30, 2019, respectively, and 155,816 and 155,816 shares of common stock issuable upon exercise of options for the three and six months ended September 30, 2018, respectively, granted to employees, as their inclusion would have been antidilutive.

11.	RELATED PARTIES TRANSACTIONS

Reimbursement of Expenses

The Group reimburses expenses incurred by Majesco Limited attributable to shared resources with Majesco Limited that are in the process of being separated after the separation of Mastek Ltd.’s insurance related operations, including utility charges, less receivables from Majesco Limited for similar expenses. The amount receivable/(payable) from Majesco Limited for reimbursement of expenses as on September 30, 2019 and September 30, 2018 is $0 and $0, respectively.

The Group also reimburses the insurance premium paid by Majesco Limited for the insurance policy at the Majesco Limited group level pertaining to the employees of MSSIPL. During the three and six months ended September 30, 2019 MSSIPL paid $0 and $88, respectively, to Majesco Limited toward such insurance premium.

Leases

MSSIPL entered into an operating lease for its operation facilities in Mahape, India, as lessee, with Majesco Limited, Majesco’s parent company, as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $1,436. The lease is effective June 1, 2015 and expires on May 31, 2020.  MSSIPL may terminate the lease after three years with six months’ prior written notice to Majesco Limited. Majesco Limited may terminate the lease after five years with six months’ prior written notice to MSSIPL. On May 16, 2019, a new lease agreement between Majesco Limited and MSSIPL was signed for the leasing of additional office space by Majesco Limited to MSSIPL, in continuation to the existing operating lease until May 31, 2020. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $42.

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

	As of September 30, 2019 (unaudited)	As of September 30, 2018 (unaudited)

Security deposits paid to Majesco Limited by MSSIPL for use of Mahape premises	$615	$579
Security deposits paid to Mastek Ltd. by MSSIPL for use of Pune premises	$—	$182

Rental expenses paid by MSSIPL to Majesco Limited for use of premises for the three and six months ended September 30, 2019 was $357 and $708, respectively, and $343 and $669 for the three and six months ended September 30, 2018, respectively. Rental expenses paid by MSSIPL to Mastek Ltd. for use of premises for the three and six months ended September 30, 2019 was $0 and $0, respectively, and $104 and $205 for the three and six months ended September 30, 2018, respectively.

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

Services Agreements

On August 2, 2016, Majesco Limited and MSSIPL entered into a master service agreement, effective as of June 30, 2016 pursuant to which MSSIPL provides software development services to Majesco Limited. Under this agreement, MSSIPL charges Majesco Limited cost plus a margin for the services rendered. Software development charges charged by MSSIPL under the agreement for the three and six months ended September 30, 2019 was $0 and $0, respectively and $359 and $694 for the three and six months ended September 30, 2018, respectively.  This agreement was terminated on April 1, 2019 following the closing of the business transfer pursuant to the Transfer Agreement discussed below.

On July 25, 2018, Majesco Limited and MSSIPL entered into an Intra Group Services Agreement (the “Intra-Group Agreement”) pursuant to which Majesco Limited provides certain sales and marketing services to MSSIPL in the Asia Pacific region (collectively, the “Services”). In consideration for the Services, MSSIPL pays Majesco Limited all direct and indirect operating costs of Majesco Limited incurred for the provision of the Services and which shall be allocated to MSSIPL on the basis of gross revenues plus a 10% mark-up. The mark-up will be subject to a periodic review. The Intra-Group Agreement is effective as of April 1, 2018 and will remain in effect until terminated. Each party may terminate the Intra-Group Agreement at any time upon 60 days prior written notice to the other. Expenses charged by Majesco Limited under the Intra-Group Agreement for the three and six months ended September 30, 2019 were $0 and $0, respectively, and $17 and $74 for the three and six months ended September 30, 2018, respectively. This agreement was terminated on April 1, 2019 following the closing of the business transfer pursuant to the Transfer Agreement discussed below.

On May 16, 2019 an agreement between MSSIPL and Majesco Limited was signed where MSSIPL will provide administrative support to Majesco Limited annually for approximately $4. This services agreement will terminate on March 31, 2022.

Guarantee

During the three and six months ended September 30, 2019, Majesco paid $0 and $0, respectively, and $8 and $18 for the three and six months ended September 30, 2018, respectively, to Majesco Limited as arrangement fees and guarantee commission for the guarantee given by Majesco Limited to HSBC and ICICI Bank for the facilities taken by Majesco and its subsidiaries. Both facilities have been repaid and terminated on June 30, 2019.

Lease with Exaxe Sellers

On October 14, 2004, Exaxe Consulting Limited entered into a lease (the “Lease”) with Norman Carroll, Philip Naughton and Luc Hemeryck for certain real property facilities for a term which initially expired on October 13, 2025. Pursuant to a Deed of Assignment dated December 6, 2017 between Exaxe Consulting Limited and Exaxe Limited, Exaxe Consulting Limited assigned Exaxe Limited the Lease for the balance of the term. Pursuant to a Deed of Variation of the Lease and Deed of Renunciation executed in September 2019, the term of the Lease is expected to terminate on September 30, 2024. The annual rental fee under the Lease is € 106 ($10 per month at exchange rates in effect on September 30, 2019).

Business Transfer Agreement and Memorandum of Understanding

On April 1, 2019, MSSIPL entered into a Business Transfer Agreement (the “Transfer Agreement”) with Majesco Limited, Majesco’s controlling shareholder. Pursuant to the Transfer Agreement, on May 15, 2019, MSSIPL purchased all of Majesco Limited’s insurance software business in India in a slump sale transaction, which included, among other things, Majesco Limited’s customer contracts and certain employees servicing this business, for a total value of approximately 243,745,000 Indian Rupees (approximately $3.5 million at exchange rates in effect on September 30, 2019). The transaction did not include real estate properties of Majesco Limited used in the business which will continue to be rented by MSSIPL from Majesco Limited.

This being a transaction between entities under common control, the Company has followed the guidance as per FASB Business Combinations Topic 805 and recorded the assets, liabilities and reserves at respective book values as on April 1, 2019 pertaining to the transferred business and recorded resultant negative capital reserve which is adjusted in accumulated deficit of $2,707.

Effective as of May 16, 2019, MSSIPL and Majesco Limited entered into a Memorandum of Understanding (the “MOU”) in connection with the Transfer Agreement pursuant to which MSSIPL will have access facilities including, but not limited to, hardware, software and administrative support services in consideration for 20 Indian rupees (or approximately $282,186 at exchange rates in effect on September 30, 2019). The term of the MOU commenced on May 15, 2019 and shall terminate on March 31, 2022.

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

The following table sets forth revenues by country based on the billing address of the customer:

	Three months ended September 30, 2019 (unaudited)	Three months ended September 30, 2018 (unaudited)

USA	$30,423	$30,216
UK	726	1,683
Canada	97	168
Ireland	875	—
Malaysia	1,266	1,518
Others	668	737
	$34,055	$34,322

	Six months ended September 30, 2019 (unaudited)	Six months ended September 30, 2018 (unaudited)

USA	$63,446	$60,086
UK	1,813	3,111
Canada	120	330
Ireland	2,136	—
Malaysia	2,555	2,917
Others	1,289	1,853
	$71,359	$68,297

The following table sets forth the Group’s property and equipment, net, by geographic region:

	As of September 30, 2019 (unaudited)	As of March 31, 2019
USA	$691	$892
India	1,720	1,944
Canada	1	49
UK	4	5
Malaysia	100	133
Ireland	53	3
	$2,569	$3,026

We provide a considerable volume of services to a number of significant customers. Therefore, the loss of a significant customer could materially reduce our revenues. The Group had no customer for the three and six months ended September 30, 2019, and one customer for the three and six months ended September 30, 2018 that accounted for 10% or more of total revenue. The Group had no customer as of September 30, 2019 and one customer as of September 30, 2018 that accounted for 10% or more of total accounts receivable and unbilled accounts receivable. Presented in the table below is information about our top customer:

	Three months ended September 30, 2019 (unaudited)		Three months ended September 30, 2018 (unaudited)
	Amount	% of Combined Category	Amount	% of Combined Category
Top Customer
Revenue	$1,673	5%	$4,716	13.7%
Accounts receivable and unbilled accounts receivable	$10,488	26%	$8,106	29.0%

	Six months ended September 30, 2019 (unaudited)		Six months ended September 30, 2018 (unaudited)
	Amount	% of Combined Category	Amount	% of Combined Category
Top Customer
Revenue	$4,345	6%	$9,347	13.7%
Accounts receivable and unbilled accounts receivable	$10,488	26%	$8,106	29.0%

The top customers for the three and six months ended September 30, 2019 are two separate customers for the respective periods. The top customer for the three and six months ended September 30, 2018 is the same customer for both periods.

13.	COMMITMENTS

Capital Commitments

The Group had outstanding contractual commitments of $4 and $90 as of September 30, 2019 and March 31, 2019, respectively, for capital expenditures relating to the acquisition of property, equipment and new network infrastructure.

Operating Leases

The Group leases certain office premises under operating leases. Many of these leases include a renewal option on a periodic basis at the Group’s option, with the renewal periods ranging from two to five years. Rental expense for operating leases amounted to $804 and $1,644 for the three and six months ended September 30, 2019, respectively, compared to $807 and $1,607 for the three and six months ended September 30, 2018, respectively. The schedule for future minimum rental payments over the lease term in respect of operating leases is set forth below.

Year ending March 31,	Amount
2020	$2,339
2021	1,237
2022	622
2023	637
2024	305
Thereafter	0
$5,140
Less: Imputed interest	499
Total minimum lease liability	$4,641

Lease liabilities, current portion	2,339
Lease liabilities, net of current portion	2,302
Total lease liabilities	$4,641

Facility Leases

Our subsidiary in India, MSSIPL, has entered into a lease for its operations in Mahape, India, as lessee, with Majesco Limited as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $1,436. The lease became effective on June 1, 2015 and expires on May 31, 2020. MSSIPL paid Majesco Limited $357 and $708, respectively, in rent under the lease during the three and six months ended September 30, 2019, respectively, and $343 and $669 during the three and six months ended September 30, 2018, respectively. MSSIPL may terminate the lease after three years with six months’ prior written notice to Majesco Limited. Majesco Limited may terminate the lease after five years with six months’ prior written notice to MSSIPL. On May 16, 2019, a new lease agreement between Majesco Limited and MSSIPL was signed for the leasing of additional office space by Majesco Limited to MSSIPL, in continuation to the existing operating lease until May 31, 2020. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $42.

MSSIPL also entered into a lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is $237. The lease became effective on June 1, 2015 and expires on May 31, 2020. MSSIPL has also entered into a supplementary lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this supplementary lease agreement is $110. The lease became effective on April 1, 2016 and expires on May 31, 2020. MSSIPL paid Mastek Ltd. $0 and $0 in rent under the leases during the three and six months ended September 30, 2019, respectively, and $104 and $205 in rent under the leases during the three and six months ended September 30 2018,respectively. MSSIPL may terminate the lease after three years with six months’ prior written notice to Mastek Ltd. Mastek Ltd. may terminate the lease after five years. On June 1, 2018, MSSIPL gave notice to Mastek Ltd. of its termination of both leases with an effective termination date of November 30, 2018.

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

On transition, the Company recognized a lease liability measured at the present value of the remaining lease payments. The right-of-use asset is recognized at its carrying amount as if the standard had been applied since the commencement of the lease, but discounted using the lessee’s incremental borrowing rate as at April 1, 2019. Accordingly, a ROU asset and a corresponding lease liability of $5,882 has been recognized.

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

Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The gross amounts of assets and liabilities related to operating leases are as follows:

	Balance Sheet Caption	September 30, 2019
Assets:
Operating lease assets	right-of-use assets, net	$4,615
Liabilities:
Current:
Operating lease liabilities	lease liability	$2,339
Long-term:
Operating lease liabilities	lease liability, net of current portion	2,302
Total lease liabilities		$4,641

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

Information related to the Company’s ROU assets and related lease liabilities were as follows:

Three months ended
September 30,
2019 (Unaudited)
Cash paid for operating lease liabilities	$715
Right-of-use assets obtained in exchange for new operating lease obligations	$—
Weighted-average remaining lease term	2.5 years
Weighted-average discount rate	5.1%

Six months ended
September 30,
2019 (Unaudited)
Cash paid for operating lease liabilities	$1,426
Right-of-use assets obtained in exchange for new operating lease obligations	$—
Weighted-average remaining lease term	2.5 years
Weighted-average discount rate	5.1%

Transfer Pricing

The Company’s India subsidiary, MSSIPL, received a Draft Assessment Order on December 26, 2018 for assessment year 2015 relating to MSSIPL’s transfer pricing model. MSSIPL filed an application with the Dispute Resolution Panel on January 24, 2019. MSSIPL expects to file an appeal to the Income tax Appellate Tribunal upon receipt of a final assessment order. The Company believes it will be successful upon appeal but at this time cannot estimate the amount to be due, if any.

14.	ACQUISITION

On November 27, 2018 (the “Effective Date”), the Company entered into a share purchase agreement (the “Agreement”) for the acquisition of all the issued share capital (collectively, the “Securities”) of Exaxe. On the Effective Date, the Company completed the purchase of 90% of the Securities. The Company purchased the remaining 10% of the Securities on August 1, 2019. The economic transfer date of Exaxe was October 1, 2018.

In consideration for the purchase of the Securities, on the Effective Date, the Company paid the sellers € 6,392 (or approximately $6,991 at exchange rates in effect on September 30, 2019). In addition, on August 1, 2019, the Company paid the sellers € 717 (or approximately $784 at exchange rates in effect on September 30, 2019) for the remainder of the Securities.

The Company also agreed to make certain earnout payments to the sellers if certain adjusted EBITDA (as defined in the Agreement) targets for Exaxe are met. If adjusted EBITDA for Exaxe for the period of January 1, 2019 through December 31, 2019 is at least equal to 75% of the adjusted EBITDA target for such year, the Company has agreed to pay € 625 (or approximately $684 at exchange rates in effect on September 30, 2019) to the sellers and an additional € 25 (or approximately $27 at exchange rates in effect on September 30, 2019) for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed € 1,250 (or approximately $1,367 at exchange rates in effect on September 30, 2019)). If adjusted EBITDA for Exaxe for the period of January 1, 2020 through December 31, 2020 is at least equal to 75% of the adjusted EBITDA target for such year, the Company has agreed to pay € 750 (or approximately $820 at exchange rates in effect on September 30, 2019) to the sellers and an additional € 30 (or approximately $33 at exchange rates in effect on September 30, 2019) for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed €1,500 (or approximately $1,641 at exchange rates in effect on September 30, 2019)). If adjusted EBITDA for Exaxe for the period of January 1, 2021 through December 31, 2021 is at least equal to 75% of the adjusted EBITDA target for such year, the Company has agreed to pay € 875 (or approximately $957 at exchange rates in effect on September 30, 2019) to the sellers and an additional € 35 (or approximately $38 at exchange rates in effect on September 30, 2019) for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed € 1,750 (or approximately $1,914 at exchange rates in effect on September 30, 2019)). In lieu of being paid to the sellers, a portion of these earn-out payments will be paid to key employees as bonuses if they remain employed by Exaxe at the earnout payment date. The Company may also withhold 15% of any earnout payment if a seller who is a key employee leaves the employment of Exaxe prior to the end of the earnout period (other than due to death, serious illness, compassionate grounds, by mutual agreement or termination for cause or misconduct). The Company will also be entitled to withhold and off set against any earnout payment such amounts due and payable or which may become due and payable by the sellers to the Company with respect to claims under the agreement and related transaction documents.

The entire earnout amount of € 4,500 (or approximately $4,922 at exchange rates in effect on September 30, 2019) (less any portion already paid) will become due and payable upon a sale of beneficial interests in a majority of the outstanding shares of Exaxe or its subsidiary or a sale or other disposal in whole or substantial part of the undertaking or assets of Exaxe or its subsidiary before the end of the earnout period.

The Company will also be restricted from making certain changes to the business of Exaxe, or diverting or redirecting Exaxe’s orders, revenue, customers, clients, suppliers or employees during the earnout period.

In connection with the transaction, on the Effective Date, Exaxe Limited, a subsidiary of Exaxe, entered into employment agreements with each of Norman Carroll (the Chief Executive Officer of Exaxe) and Philip Naughton (the Executive Director – Business Development of Exaxe) pursuant to which Norman Carroll and Philip Naughton will act as SVP Ireland/UK Operations and Executive Director Business Development of Exaxe Limited, respectively. The Company agreed to grant Norman Carroll and Philip Naughton stock options awards with respect to such number of shares of the Company’s common stock having an aggregate value of € 1,000 (or approximately $1,094 at exchange rates in effect on September 30, 2019) pursuant to the Company’s 2015 Plan.

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

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Recognized amount of identifiable assets acquired and liabilities assumed

Amount
Cash	$297
Accounts receivable	968
Prepaid expenses and other current assets	498
Property, plant and equipment	42
Trade name	364
Customer relationships	1,658
Technology	7,314
Deferred tax asset from prior net operating losses	167
Accounts payable and other liabilities	(883)
Deferred revenue	(86)
Total fair value of assets acquired	10,339
Total purchase consideration	12,329
Goodwill	$1,990

The changes in the varying amount of goodwill are as follows:

Changes in carrying amount of the goodwill

	As of September 30, 2019	As of March 31, 2019
	(unaudited)

Opening value	$34,145	$32,216
Changes on account of currency fluctuation	(55)	(61)
Impairment of Goodwill	—	—
Addition on account of business combination	—	1,990
Closing value	$34,090	$34,145

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

The following table sets forth the major categories of the Group’s intangible assets and the weighted-average remaining amortization period for those assets that were not already fully amortized:

	September 30, 2019 (Unaudited)
					Weighted
					Average
					Remaining
	Gross			Net	Amortization
	Carrying	Accumulated		Carrying	Period
	Amount	Amortization	Impairment	Amount	(Years)
Technology	$10,468	$4,195	$—	$6,273	4
Trade Name	343	36	—	307	9
Customer relationship	8,281	4,122	—	4,159	4
Customer Contract	2,950	2,950	—	—	—
Software	1,027	642	—	385	2
	$23,069	$11,945	$—	$11,124

	March 31, 2019
					Weighted
					Average
	Gross			Net	Remaining
	Carrying	Accumulated		Carrying	Amortization
	Amount	Amortization	Impairment	Amount	Period (Years)
Technology	$10,672	$3,118	$—	$7,554	4
Trade Name	353	18	—	335	9
Customer relationship	8,328	3,753	—	4,575	4
Customer Contract	2,950	2,950	—	—	—
Software	3,844	3,339	—	505	2
	$26,147	$13,178	$—	$12,969

Changes in the net carrying amount of intangible assets were as follows:

	Technology	Trade Name	Customer Relationship	Customer Contract	Software	Total
March 31, 2019	$7,554	$335	$4,575	$—	$505	$12,969
Amortization	1,029	19	454	—	134	1,636
Addition-Business acquisition	—	—	—	—	37	37
Foreign currency translation	(252)	(9)	38	—	(23)	(246)
September 30, 2019 (Unaudited)	$6,273	$307	$4,159	$—	$385	$11,124

Amortization expense of $819 and $1,636 for the three and six months ended September 30, 2019, respectively, and $817 and $626 for the three and six months ended September 30, 2018, respectively, was recorded as cost of goods sold. The amortization expense of acquired intangible assets for each of the following five years and thereafter are expected to be as follows:

Amortization
Years ending March 31	Expense
2020	$3,273
2021	2,924
2022	2,037
2023	1,976
Thereafter	2,759
Total	$12,969

Details of identifiable intangible assets acquired are as follows:

	Weighted average amortization period (in years)	Amount assigned	Residual value
Technology	5	$7,314	—
Trade name	10	364	—
Customer relationships	15	1,657	—
Total	6.96	$9,335	—

15.	NON CONTROLLING INTEREST

On November 27, 2018, the Company entered into a share purchase agreement for the acquisition of all the issued Securities of Exaxe. The Company completed the purchase of 90% of the Securities on November 27, 2018. The Company purchased the remaining 10% of the Securities on August 1, 2019 and there is no non-controlling interest as of September 30, 2019. The economic transfer date of Exaxe was October 1, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2019 and referred to herein as the “Annual Report,” and the consolidated financial statements and related notes for the quarter ended September 30, 2019 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A “Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

All US dollar currency amounts in this MD&A are in thousands unless indicated otherwise. All Euros in this MD&A are in thousands unless indicated otherwise. Except where the context requires otherwise, references in this MD&A to “Majesco,” “Group,” “we” or “us” are to Majesco and its subsidiaries on a worldwide consolidated basis.

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

Long-term, strong customer relationships are a key component of our success given the long-term nature of our contracts, opportunity for deeper relationships with our portfolio of solutions, and the importance of customer references for new sales. Our customers range from some of the largest global tier one insurance carriers in the industry to mid-market insurers, MGAs, startups and greenfields, including specialty, mutual and regional carriers. As of September 30, 2019, we served approximately 200 insurance companies on a worldwide basis.

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

Three Months Ended September 30, 2019 Highlights

A few of our highlights of our three months ended September 30, 2019 were:

●	Revenues of $34,055 with a gross profit of 46.1% of revenue;

●	$4,457 (13.08% of revenue) in R&D expenses;

●	$9,876 (29 % of revenue) in selling, general and administrative expenses;

●	Net income of $908; and

●	Adjusted EBITDA of $3,136, representing 9.21% of revenue.

Six Months Ended September 30, 2019 Highlights

A few of our highlights of our six months ended September 30, 2019 were:

●	Revenues of $71,359 with a gross profit of 49.82% of revenue;

●	$9,927 (13.91% of revenue) in R&D expenses;

●	$21,702 (30.41% of revenue) in selling, general and administrative expenses;

●	Net income of $2,190; and

●	Adjusted EBITDA of $7,865, representing 11.02% of revenue.

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

For an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three and six months ended September 30, 2019 and September 30, 2018, see “— Results of Operations — Three and Six Months Ended September 30, 2019 Compared to Three and Six Months Ended September 30, 2018 — Adjusted EBITDA”.

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

Exaxe Acquisition

On November 27, 2018 (the “Effective Date”), we entered into a share purchase agreement (the “Exaxe Agreement”) for the acquisition of all the issued share capital (collectively, the “Securities”) of Exaxe Holdings Limited, a private limited company incorporated in Ireland (“Exaxe”). Exaxe is an EMEA (Europe, the Middle East and Africa) based cloud software leader in the life, pensions and wealth management segment.  Headquartered in Dublin, Ireland, Exaxe serves a growing list of top European insurers. This acquisition will strengthen and expand our software offerings in EMEA for the individual life, pensions and wealth management market while complementing the Group’s software and Group focused customer base in the UK. On the Effective Date, we consummated the purchase of 90% of the Securities. As agreed to, we purchased the remaining 10% of the Securities on August 1, 2019.

In consideration for the purchase of the Securities, on the Effective Date, we paid the sellers € 6,392 (or approximately $6,991 at exchange rates in effect on September 30, 2019) and € 717 (or approximately $784 at exchange rates in effect on September 30, 2019) for the remainder of the Securities on August 1, 2019.

We also agreed to make certain earnout payments to the sellers if certain adjusted EBITDA (as defined in the Exaxe Agreement) targets for Exaxe are met. If adjusted EBITDA for Exaxe for the period of January 1, 2019 through December 31, 2019 is at least equal to 75% of the adjusted EBITDA target for such year, we have agreed to pay € 625 (or approximately $684 at exchange rates in effect on September 30, 2019) to the sellers and an additional € 25 (or approximately $27 at exchange rates in effect on September 30, 2019) for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed € 1,250 (or approximately $1,367 at exchange rates in effect on September 30, 2019)). If adjusted EBITDA for Exaxe for the period of January 1, 2020 through December 31, 2020 is at least equal to 75% of the adjusted EBITDA target for such year, we have agreed to pay € 750 (or approximately $820 at exchange rates in effect on September 30, 2019) to the sellers and an additional € 30 (or approximately $33 at exchange rates in effect on September 30, 2019) for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed € 1,500 (or approximately $1,641 at exchange rates in effect on September 30, 2019)). If adjusted EBITDA for Exaxe for the period of January 1, 2021 through December 31, 2021 is at least equal to 75% of the adjusted EBITDA target for such year, we have agreed to pay € 875 (or approximately $957 at exchange rates in effect on September 30, 2019) to the sellers and an additional € 35 (or approximately $38 at exchange rates in effect on September 30, 2019) for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed € 1,750 (or approximately $1,914 at exchange rates in effect on September 30, 2019)). In lieu of being paid to the sellers, a portion of these earn-out payments will be paid to key employees as bonuses if they remain employed by Exaxe at the earnout payment date. We may also withhold 15% of any earnout payment if a seller who is a key employee leaves the employment of Exaxe prior to the end of the earnout period (other than due to death, serious illness, compassionate grounds, by mutual agreement or termination for cause or misconduct). We will also be entitled to withhold and off set against any earnout payment such amounts due and payable or which may become due and payable by the sellers to us with respect to claims under the agreement and related transaction documents.

The entire earnout amount of € 4,500 (or approximately $4,922 at exchange rates in effect on September 30, 2019) (less any portion already paid) will become due and payable upon a sale of beneficial interests in a majority of the outstanding shares of Exaxe or its subsidiary or a sale or other disposal in whole or substantial part of the undertaking or assets of Exaxe or its subsidiary before the end of the earnout period.

We will also be restricted from making certain changes to the business of Exaxe, or diverting or redirecting Exaxe’s orders, revenue, customers, clients, suppliers or employees during the earnout period.

In connection with the transaction, on the Effective Date, Exaxe Limited, a subsidiary of Exaxe, entered into employment agreements with each of Norman Carroll (the Chief Executive Officer of Exaxe) and Philip Naughton (the Executive Director – Business Development of Exaxe) pursuant to which Norman Carroll and Philip Naughton will act as SVP Ireland/UK Operations and Executive Director Business Development of Exaxe Limited, respectively. We agreed to grant Norman Carroll and Philip Naughton stock options awards with respect to such number of shares of our common stock having an aggregate value of € 1,000 (or approximately $1,094 at exchange rates in effect on September 30, 2019) pursuant to our 2015 equity incentive plan.

In addition, in connection with the transaction, we entered into a revised lease agreement with certain sellers (including Norman Carroll and Philip Naughton) for certain real property facilities leased by Exaxe Limited.

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

Inflation

Although we cannot accurately determine the amounts attributable thereto, our net revenues and results of operations have been affected by inflation experienced in the U.S., Indian and other economies in which we operate through increased costs of employee compensation and other operational expenses during the three and six months ended September 30, 2019 and September 30, 2018. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. However, there can be no assurance that we will be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Revenue Recognition

Revenues are recognized based on the following general revenue recognition principles are met:

●	Identify contract with a customer: There is an agreement between the company and a customer that creates enforceable rights and obligations. If required, the company combines two or more contracts and accounts for them as one contract for the purposes of revenue recognition.

●	Identify performance obligations in the contract: Under the contracts the company establishes the different performance obligations. Determination of performance obligation is based on whether the customer can derive benefit from the product and services on its own or together with other resources and each of these benefits can be separately identified.

●	Determine transaction price: The transaction price is the amount of consideration in the contract that the company expects to be entitled to receive in exchange for transferring the intellectual property and/or services to the customer. The company may enter in to fixed price contracts or variable priced contracts depending on the nature of the contract.

●	Allocate transaction price to performance obligations in the contract: We allocate the transaction price to each performance obligation on the basis of the relative standalone selling price for each distinct deliverable.

●	Recognize revenue when or as the company satisfies performance obligations: We recognize revenue when or as we satisfy each of the distinct performance by transferring the intellectual property or services that has been agreed upon with the customer. The revenue recognized is the amount allocated to that distinct obligation and the satisfaction of it. The obligation may be satisfied at a point of time or over a period of time. For performance obligations satisfied over a period of time, we recognize revenue based on the progress toward satisfaction of the obligation.

We have historically sold codebase solutions which required significant customization before the solution was ready for use by the customer and required us to provide continued services and support to ensure that the solution served the purposes of the customer. Over the years we have made significant investments in research and development (“R&D”) and successfully transformed the codebase solution into a single package out of the box product, rich in functionality and content with easy and seamless upgrade capabilities. With this, on all our new sales and deployments, our obligation is now limited to the deployment of the contracted product on the environment for which it was sold (cloud-based or on-premise). The product is ready to use and the customer may choose to use the product as is, choose to retain our consultants to install, assist in implementation and customize the environment, contract with a third party to carry out this work or do it themselves with the toolkit that comes with the product. Revenues for license fees for sales of our out-of-the-box product offerings is recorded at the time of delivery as there is no significant ongoing service obligation after the point of sale. When our customers contract us for consulting and maintenance services, we account for the revenues from those standalone elements over the life of the contract.

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

Results of Operations

Three and Six Months Ended September 30, 2019 Compared to Three and Six Months Ended September 30, 2018

The following tables summarize our consolidated statements of operations for the three and six months ended September 30, 2019 and September 30, 2018, including as a percentage of revenues:

Statement of Operations Data

	Three Months Ended (Unaudited)
(U.S. Dollars; dollar amounts in thousands):	September 30, 2019%		September 30, 2018%
Total revenues	$34,055		$34,322
Total cost of revenues	18,372	54%	17,008	50%
Total gross profit	15,683		17,314
Operating expenses:
Research and development expenses	4,457	13%	4,683	14%
Selling, general and administrative expenses	9,876	29%	9,869	29%
Total operating expenses	14,333		14,552
Income from operations	1,350		2,762
Interest income	161		19
Interest expense	(102)		(104)
Other income (expenses), net	451		430
Gain on reversal of accrued contingent liability	—		835
Income before provision for income taxes	1,860		3,942
Income taxes	952		1,265
Net income	$908	3%	$2,677	8%

	Six Months Ended (Unaudited)
(U.S. Dollars; dollar amounts in thousands):	September 30, 2019%		September 30, 2018%
Total Revenues	$71,359		$68,297
Total cost of revenues	35,806	50%	35,053	51%
Total gross profit	35,553		33,244
Operating expenses:
Research and development expenses	9,927	14%	9,532	14%
Selling, general and administrative expenses	21,702	30%	19,174	28%
Total operating expenses	31,629		28,706
Income from operations	3,924		4,538
Interest income	350		25
Interest expense	(191)		(228)
Other income (expenses), net	440		611
Gain on reversal of accrued contingent liability	—		835
Income before provision for income taxes	4,523		5,781
Income taxes	2,333		2,060
Net income	$2,190	3%	$3,721	5%

The following table represents revenues by each subsidiary and corresponding geographical region:

	Three Months Ended (Unaudited)
(U.S. Dollars; dollar amounts in thousands):	September 30, 2019%		September 30, 2018%
Geography: North America
Legal Entity
Majesco	$9,713	29%	$10,340	30%
Majesco Software and Solutions Inc.	20,710	61%	13,111	38%
Majesco Canada Ltd., Canada	97	—%	168	1%
Cover-All Systems, Inc.(1)	—	—%	6,766	20%
	$30,520	90%	$30,385	89%
Geography: Europe
Legal Entity
Majesco UK Limited, UK	$726	2%	$1,683	5%
Exaxe Limited	875	3%	—	—%
	1,601	5%	1,683	5%
Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$1,266	4%	$1,518	4%
Majesco Asia Pacific Pte Ltd., Singapore	108	—%	293	1%
Majesco Software and Solutions India Private Limited, India	560	1%	443	1%
	$1,934	5%	$2,254	6%
Total Revenues	$34,055		$34,322

(1) Cover-All Systems, Inc. was merged into Majesco Software and Solutions Inc. on January 1. 2019.

	Six Months Ended (Unaudited)
(U.S. Dollars; dollar amounts in thousands):	September 30, 2019%		September 30, 2018%
Geography: North America
Legal Entity
Majesco	$20,143	28%	$20,714	30%
Majesco Software and Solutions Inc.	43,303	61%	26,045	38%
Majesco Canada Ltd., Canada	120	—%	330	0%
Cover-All Systems, Inc.(1)	—	—%	13,328	20%
	$63,566	89%	$60,417	88%
Geography: Europe
Legal Entity
Majesco UK Limited, UK	$1,813	3%	$3,111	5%
Exaxe Limited	2,135	3%	—	—%
	3,948	6%	3,111	5%
Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$2,555	4%	$2,917	4%
Majesco Asia Pacific Pte Ltd., Singapore	224	—%	710	1%
Majesco Software and Solutions India Private Limited, India	1,066	1%	1,142	2%
	$3,845	5%	$4,769	7%
Total Revenues	$71,359		$68,297

(1) Cover-All Systems, Inc. was merged into Majesco Software and Solutions Inc. on January 1. 2019.

Revenues

Revenues for the three months ended September 30, 2019 were $34,055 compared to $34,322 for the three months ended September 30, 2018, reflecting a decline of 0.8%. The decrease during the quarter was primarily due to go live in small markets and a slowdown among customers on account of economic uncertainties, mitigated through an increase in P&C business and revenue from Exaxe.

Revenues for the six months ended September 30, 2019 were $71,359 compared to $68,297 for the six months ended September 30, 2018, reflecting an increase of 4.5%. The increase during the six months ended September 30, 2019 was primarily due to the acquisition of Exaxe.

Gross Profit

Gross profit was $15,683 for the three months ended September 30, 2019 compared with $17,314 for the three months ended September 30, 2018, representing a decrease of 9.4%. The decrease in margin has been primarily due to impacts of inflation and investments made to scale the Company’s business. Gross profit percentage for the three months ended September 30, 2019 decreased to 46.1% of revenue from 50.1% of revenue for the three months ended September 30, 2018.

Gross profit was $35,553 for the six months ended September 30, 2019 compared with $33,244 for the six months ended September 30, 2018, representing an increase of 6.5%. The increase in margin has been primarily due to a better margin revenue mix. Gross profit percentage for the six months ended September 30, 2019 increased to 50% of revenue from 49% of revenue for the six months ended September 30, 2018.

Salaries and consultant fees were approximately $13,626 for the three months ended September 30, 2019 compared to $13,017 for the three months ended September 30, 2018. This represents an increase of 4.5% in salaries and consultant fees. As a percentage of revenues, salaries and consultant fees increased from 37.9% for the three months ended September 30, 2018 to 40% for the three months ended September 30, 2019.

Salaries and consultant fees were approximately $26,932 for the six months ended September 30, 2019 compared to $25,698 for the six months ended September 30, 2018. This represents an increase of 4.6% in salaries and consultant fees. As a percentage of revenues, salaries and consultant fees increased from 37.6% for the six months ended September 30, 2018 to 37.7% for the six months ended September 30, 2019.

Operating Expenses

Operating expenses were $14,333 for the three months ended September 30, 2019 compared to $14,552 for the three months ended September 30, 2018. The decrease in operating expenses was primarily due to a decrease in R&D costs of $226 and an increase in selling, general and administrative expenses of $7 due to management and investments in sales and marketing. We continued to invest in R&D to enhance our cloud and digital offerings. The continued investment is maturing our products to being sold more as out of the box products. The increase in selling, general and administrative expenses was driven by the inclusion of the Exaxe business, one-time expenses related to our customer conference, rebranding and other non-recurring professional fees. As a percentage of revenues, operating expenses decreased to 42.1% for the three months ended September 30, 2019 from 42.4% for the three months ended September 30, 2018.

Operating expenses were $31,629 for the six months ended September 30, 2019 compared to $28,706 for the six months ended September 30, 2018. The increase in operating expenses was primarily due to an increase in R&D costs of $395 and an increase in selling, general and administrative expenses of $2,528. We continued to invest in R&D to enhance our cloud and digital offerings. The continued investment is maturing our products to being sold more as out of the box products. The increase in selling and general expenses was driven by the inclusion of the Exaxe business, one-time expenses related to our customer conference, rebranding and other non-recurring professional fees. As a percentage of revenues, operating expenses increased to 44.3% for the six months ended September 30, 2019 from 42.0% for the six months ended September 30, 2018.

Income from Operations

Income from operations was $1,350 for the three months ended September 30, 2019 compared to $2,762 for the three months ended September 30, 2018. As a percentage of revenues, net gain from operations was 4.0% for the three months ended September 30, 2019 compared to a net gain of 8.1% for the three months ended September 30, 2018. Income from operations was lower primarily due to a marginal decline in revenue together with impacts of inflation on costs together with investments in scaling of the Company’s business.

Income from operations was $3,924 for the six months ended September 30, 2019 compared to $4,538 for the six months ended September 30, 2018. As a percentage of revenues, net gain from operations was 5.5% for the six months ended September 30, 2019 compared to a net gain of 6.6% for the six months ended September 30, 2018. Income from operations was lower primarily due to the investment made by the Company with respect to selling, general and administrative expenses as a result of scaling the Company’s business.

Other Income

Other income (expense), net was $451 for the three months ended September 30, 2019 compared to $430 for the three months ended September 30, 2018. The increase is mainly due to an increase in currency exchange gain during the three months ended September 30, 2019.

Other income (expense), net was $ 440 for the six months ended September 30, 2019 compared to $611 for the six months ended September 30, 2018. The decrease is mainly due to an increase in currency exchange loss during the six months ended September 30, 2019.

Tax provision

We recognized an income tax provision of $952 and $2,333 for the three and six months ended September 30, 2019, respectively, and recognized an income tax provision of $1,265 and $2,060 for the three and six months ended September 30, 2018, respectively.

The effective tax rate is 51.2% and 51.6% for the three and six months ended September 30, 2019, respectively, which differs from the statutory U.S. federal income tax rate of 21%, mainly due to the impact of different tax jurisdictions.

Net income

Net income was $908 for the three months ended September 30, 2019 compared to net income of $2,677 for the three months ended September 30, 2018. Net income per share, basic and diluted, was $0.02 and $0.02, respectively, for the three months ended September 30, 2019 compared to net income per share, basic and diluted, of $0.07 and $0.07, respectively, for the three months ended September 30, 2018.

Net income was $2,190 for the six months ended September 30, 2019 compared to net income of $3,721 for the six months ended September 30, 2018. Net income per share, basic and diluted, was $0.05 and $0.05, respectively, for the six months ended September 30, 2019 compared to net income per share, basic and diluted, of $0.10 and $0.10, respectively, for the six months ended September 30, 2018.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP metric, was $3,136 for the three months ended September 30, 2019 compared to $4,287 for the three months ended September 30, 2018. Adjusted EBITDA, a non-GAAP metric, was $7,865 for the six months ended September 30, 2019 compared to $7,785 for the six months ended September 30, 2018.

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three and six months ended September 30, 2019 and the three and six months ended September 30, 2018:

	Unaudited
	Three Months ended
(U.S. dollars, in thousands):	September 30, 2019	September 30, 2018
Net Income	$908	$2,677
Add:
Provision for income taxes	952	1,264
Depreciation and amortization	1,217	843
Interest expense	102	104
Less:
Interest income	(161)	(19)
Other income (expenses), net	(451)	(430)
EBITDA	$2,567	$4,439
Add:
Stock-based compensation	569	683
Less:
Reversal of accrual for contingent consideration liability	—	(835)
Adjusted EBITDA	3,136	4,287
Revenue	34,055	34,322
Adjusted EBITDA as a % of Revenue	9.21%	12.49%

	Unaudited
	Six Months ended
(U.S. dollars, in thousands):	September 30, 2019	September 30, 2018
Net Income	$2,190	$3,721
Add:
Provision for income taxes	2,333	2,060
Depreciation and amortization	2,443	1,889
Interest expense	191	228
Less:
Interest income	(350)	(25)
Other income (expenses), net	(440)	(611)
EBITDA	$6,367	$7,262
Add:
Stock-based compensation	1,498	1,358
Less:
Reversal of accrual for contingent consideration liability	—	(835)
Adjusted EBITDA	7,865	7,785
Revenue	71,359	68,297
Adjusted EBITDA as a % of Revenue	11.02%	11.40%

Liquidity and Capital Resources

Our cash and cash equivalent and short term investments position was $34,935 at September 30, 2019 and $15,058 at September 30, 2018.

Net cash provided / (used) by operating activities was $(146) for the six months ended September 30, 2019 and $8,478 for the six months ended September 30, 2018. We had accounts receivable of $22,842 at September 30, 2019 and $17,366 at March 31, 2019. Days outstanding increased to 102 days at the end of September 30, 2019 as compared to 85 days at the end of March 31, 2019.

Net cash provided / (used) by investing activities amounted to $8,050 for the six months ended September 30, 2019 compared to $(3,193) for the six months ended September 30, 2018 primarily due to the payment of the purchase price for the acquisition of the India business from Majesco Limited, investments in short term investment, and purchases of property, equipment and intangible assets during the six months ended September 30, 2019.

Sale / (purchase) of investments in mutual funds, acquisition of business and certificate of deposits (net) was $12,849 for the six months ended September 30, 2019 and $(2,743) for the six months ended September 30, 2018. Restricted cash was $42 at September 30, 2019 and $48 at September 30, 2018.

Net cash provided / (used) by financing activities was $447 for the six months ended September 30, 2019 compared to $(2,179) for the six months ended September 30, 2018 mainly due to the proceeds from shares issued under the Majesco Employee Stock Purchase Plan.

On February 25, 2019, we completed a rights offering pursuant to which we received approximately $43,477 in gross proceeds from the sale of 6,123,463 shares of our common stock to shareholders who exercised their subscription rights (including both basic and over-subscriptions) in the rights offering. We used a portion of the proceeds from our rights offering to purchase the remaining 10% of the share capital of Exaxe and to repay $5,000, which constituted the total amount outstanding under our loan agreement with HSBC Bank USA, National Association, and terminated this facility. We expect to use the remaining proceeds from the rights offering to fund future acquisitions and for general corporate purposes, including to fund any earnout payments under the Exaxe acquisition.

We believe that our cash flows from operations and available borrowings are sufficient to meet our liquidity requirements for the next twelve months, including capital expenditures.

Financing Arrangements

MSSIPL Facilities

On May 9, 2017, our subsidiary, Majesco Software and Solutions India Pvt. Ltd. (“MSSIPL”), and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (the “Combined Facility”) pursuant to which Standard Chartered Bank agreed to a Combined Facility of up to 200 million Indian rupees (or approximately $2,833 at exchange rates in effect on September 30, 2019). The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of goods, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the marginal cost of funds based lending rate (the “MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and is effective until repayment. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The Working Capital Overdraft Facility and the Short Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of each disbursement and is effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time. The Pre Shipment Financing Under Export Orders Facility is for the purchase of raw material, processing, packing, transportation, warehousing and other expenses and overheads incurred by MSSIPL to ready goods for sale. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of utilization and is effective until repayment. Interest will accrue from the utilization date up to the repayment date.

The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was in compliance under the terms of this Combined Facility as of September 30, 2019. There were no outstanding loans under this Combined Facility as of September 30, 2019.

Term Loan Facility

On March 23, 2016, we entered into a Loan Agreement (the “Loan Agreement”) with HSBC Bank USA, National Association (“HSBC”) pursuant to which HSBC agreed to extend loans to us in the amount of up to $10,000 and we issued a promissory note to HSBC in the maximum principal amount of $10,000 or any lesser amount borrowed under the Loan Agreement (the “Note”, and together with the “Loan Agreement”, the “Facility”). The outstanding principal balance of the loan bore interest based on LIBOR plus a margin in effect on the first day of the relevant interest period. Until January 1, 2018, only interest was payable under the loan. Commencing on January 1, 2018, and on each January 1 and July 1 thereafter until July 1, 2020, installments of principal in the amount of $1,667 were due and payable semi-annually. All principal and interest outstanding under the Note was due and payable on March 1, 2021. The Facility was unsecured and supported by a letter of credit issued by a bank of $10,000, which was secured by a cash pledge of our parent company, Majesco Limited. On February 27, 2019, we used a portion of the proceeds from our rights offering to repay the total amount outstanding under the Loan Agreement with HSBC and terminated this facility.

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

On November 29, 2018, we amended the Receivable Purchase Agreement to increase its limit to $15,000 until March 29, 2019, and $10,000 thereafter. HSBC received an arrangement fee of $10 in connection with this amendment. The amendment will provide additional liquidity to Majesco for mergers and acquisitions and other general corporate purposes. There are no outstanding loans under this facility as of September 30, 2019. We used proceeds from this facility to repay existing indebtedness and for capital expenditures, working capital and other general corporate purposes.

Exaxe Facilities

Exaxe Limited has a receivables purchase agreement with AIB Commercial Finance Limited (“AIB Commercial”) pursuant to which AIB Commercial will purchase up to € 200 in receivables from Exaxe Limited on a discounted basis. In addition, Exaxe Limited has an overdraft facility with Allied Irish Banks, p.l.c. (“AIB”) of up to € 100. The facility has a variable interest rate and is payable on demand at any time. This facility is secured by the assets of Exaxe Limited. As of September 30, 2019, there were no outstanding balances under these facilities.

On July 17, 2019, Majesco’s subsidiary Exaxe Limited, and HSBC France, Dublin Branch (“HSBC France”), entered into a € 400 (or approximately $436 at exchange rates in effect on September 30, 2019) overdraft facility (the “HSBC France Facility”). The HSBC France Facility is for working capital purposes. The HSBC France Facility is subject to review from time to time and in any event a review shall occur in May 2020. Exaxe may terminate the HSBC France Facility at any time without penalty. Interest under the HSBC France Facility is payable at the rate of 3.5% per annum over the prevailing European Central Bank Rate on amounts up to € 400 and 7% per annum over such rate on amounts over € 400. The HSBC France Facility is secured by a fixed and floating charge over certain assets of Exaxe. Exaxe agreed to certain negative covenants under the HSBC France Facility, including not to create or allow any mortgage or security over its assets or revenues.

Auto loans

MSSIPL has obtained auto loans from HDFC Bank for the purchase of vehicles. The loans bear interest at a rate of 8.75% per annum, are payable in 60 monthly installments over a 5 year period and are secured by a pledge of the vehicles. The outstanding balance of these auto loans as of September 30, 2019 is $55.

Dividends and Redemption

We have declared and paid a cash dividend on our common stock only for our fiscal year 2000. It has otherwise been our policy to invest earnings in growth rather than distribute earnings as common stock dividends. This policy is expected to continue, but is subject to regular review by our Board of Directors.

Contractual Obligations

In the normal course of our business, we are party to a variety of contractual obligations as summarized in our Annual Report. These contractual obligations are considered by us when assessing our liquidity requirements. There have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business. We had borrowed $0 under the Combined Facility, $0 under our receivable purchase facility and $55 under our auto loans at September 30, 2019, compared to $0, $415 and $137, respectively, as of March 31, 2019.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and investments. We do not use derivative financial instruments to hedge our interest rate exposure. Our cash and cash equivalents and short term investments as of September 30, 2019 were $19,691 and $15,244, respectively.

We invest primarily in highly liquid, money market funds and bank fixed deposits. Because of the short-term nature of the majority of the interest-bearing securities we hold, we believe that a 10% fluctuation in the interest rates applicable to our cash and cash equivalents and investments would not have a material effect on our financial condition or results of operations.

The rate of interest on our Combined Facility, our receivable purchase facility and our auto loans which were in effect as of September 30, 2019, are variable and are based on LIBOR plus a fixed margin. As of September 30, 2019, we had $0 and $0 in borrowings outstanding under our receivable purchase facility with HSBC and our Combined Facility, respectively. As of September 30, 2019, we had borrowed $55 under our auto loans. We believe that a 10% fluctuation in the interest rates applicable to our borrowings would not have a material effect on our financial condition or results of operations.

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

We generated approximately 10% and 11% of our gross revenues outside of the United States for the three months ended September 30, 2019 and 2018, respectively, compared to 11% and 11% for the six months ended September 30, 2019 and 2018, respectively. The effect of foreign exchange rate changes on cash and cash equivalents resulted in a gain/(loss) of $698 and $(63) for the three months ended September 30, 2019 and September 30, 2018, respectively, compared to gain of $794 and $57 for the six months ended September 30, 2019 and September 30, 2018, respectively. For the three months ended September 30, 2019 and September 30, 2018, we had a foreign exchange gain/(loss) of approximately $(965) and $(899), respectively, compared to a foreign exchange gain/(loss) of $616 and $616 for the six months ended September 30, 2019 and September 30, 2018, respectively.

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

The aggregate contracted USD notional amounts of the Group’s foreign exchange forward contracts outstanding amounted to $39,250 and $31,100 as of September 30, 2019 and March 31, 2019, respectively. The aggregate contracted Great Britain Pound (“GBP”) notional amounts of the Group’s foreign exchange forward contracts outstanding amounted to GBP 0 and GBP 0 as of September 30, 2019 and March 31, 2019, respectively. The outstanding forward contracts as of September 30, 2019 mature between one month and 37 months. As of September 30, 2019, we estimate that $(46), net of tax, of the net (loss)/gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 37 months. The outstanding foreign exchange forward contracts in U.S. dollars as of September 30, 2019 are designated as in hedge relationship and there will be no impact on our statement of operations due to a strengthening or weakening of 10% in the foreign exchange rates.

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

	Assets		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of September 30, 2019 (unaudited)
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$154	$420	$108	$138
Total	$154	$420	$108	$138

*	The noncurrent and current portions of derivative assets are included in ‘Other Assets’ and ‘Prepaid Expenses and Other Current Assets,’ respectively, and the noncurrent and current portions of derivative liabilities are included in ‘Other Liabilities’ and ‘Accrued Expenses and Other Liabilities,’ respectively in the Consolidated Balance Sheet.

For more information on foreign currency translation adjustments and cash flow hedges and other derivative financial instruments, see Notes 6 and 7 to our consolidated financial statements for the three and six months ended September 30, 2019.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting related to the preparation of the income tax provision described below.

Material Weakness in  Internal Control Over Financial Reporting

In connection with management’s assessment of internal controls  over financial reporting during the second quarter as part of the preparation of the Company’s income tax returns, we identified a material weakness related to the application of certain provisions of the Internal Revenue Code. Management is putting in place a remediation plan to address the material weakness which will include engaging a third party with global tax expertise to assist in the final preparation of the Company’s March 31, 2019 tax return due January 15, 2020. Management expects that the remediation of the material weakness will be completed during the third quarter of fiscal year ending March 31, 2020.

Changes in Internal Control over Financial Reporting

Other than the material weakness discussed above, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that  have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report. Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to comply with the rules under the Sarbanes-Oxley Act related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. In connection with the review of our internal control and accounting procedures for the quarter ended September 30, 2019, our management identified a material weakness related to ineffective internal control over financial reporting related to the preparation of our income tax provision in accordance with the provisions of the Internal Revenue Code. Management is putting in place remediation plans to address the material weakness within the third quarter, including engaging a third party with global tax expertise to assist in the final preparation of the Company’s March 31, 2019 tax return due January 15, 2020. Although management expects that the remediation of the material weakness will be completed during its fiscal year ended March 31, 2020, no assurances can be given that the material weakness will be timely resolved, if at all. In addition, if additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Facility Letter, dated July 17, 2019, by and between Exaxe Limited and HSBC France, Dublin Branch (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K filed with the SEC on July 23, 2019)

10.2	Deed of Variation of Lease dated September 9, 2019 by and among Exaxe Limited and Norman Carroll, Philip Naughton and Frances Hemeryck (trading as the Sandyford Business Co-ownership) (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report of Form 8-K filed with the SEC on September 11, 2019)

10.3	Deed of Renunciation dated September 9, 2019 by and among Exaxe Limited and Norman Carroll, Philip Naughton and Frances Hemeryck (trading as the Sandyford Business Co-ownership) (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report of Form 8-K filed with the SEC on September 11, 2019)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO

Date: November 13, 2019	By:	/s/ Adam Elster
Adam Elster, Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2019	By:	/s/ Wayne Locke
Wayne Locke, Chief Financial Officer (Principal Financial and Accounting Officer)