Form 10-Q
period 2019-12-31
Majesco
filed 2020-02-10
CIK 1626853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 3, 2020
Common Stock, $0.002 par value per share	43,235,701 shares

MAJESCO

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Majesco and Subsidiaries

Consolidated Balance Sheets
(All amounts are in thousands of US Dollars except share data and as stated otherwise)

	December 31,	March 31,
	2019	2019
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$19,996	$11,329
Short term investments	25,542	28,108
Restricted cash	42	43
Accounts receivable, net	26,259	17,366
Unbilled accounts receivable	14,579	17,916
Prepaid expenses and other current assets	13,985	15,598
Total current assets	100,403	90,360
Property and equipment, net	2,195	3,026
Right-of-use asset, net	3,964	—
Intangible assets, net	10,518	12,969
Deferred income tax assets	6,957	7,816
Unbilled accounts receivable, net of current portion	2,710	543
Other assets	187	489
Goodwill	34,144	34,145
Total Assets	$161,078	$149,348
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Loan from bank-receivable financing and vehicle loan	$53	$442
Lease liability	1,977	—
Accounts payable	2,233	2,327
Accrued expenses and other current liabilities	27,382	34,871
Deferred revenue	18,172	10,988
Total current liabilities	49,817	48,628
Vehicle loan	52	109
Lease liability, net of current portion	2,026	—
Consideration payable for Exaxe Holdings Limited acquisition	2,931	2,951
Other liabilities	1,208	1,089
Total Liabilities	56,034	52,777
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.002 per share – 50,000,000 shares authorized as of December 31, 2019 and March 31, 2019, and no shares issued and outstanding as of December 31, 2019 and March 31, 2019	—	—
Common stock, par value $0.002 per share – 450,000,000 shares authorized as of December 31, 2019 and March 31, 2019; 43,235,701 shares issued and outstanding as of December 31, 2019 and 42,846,273 shares issued and outstanding as of March 31, 2019	87	86
Additional paid-in capital	125,699	122,163
Accumulated deficit	(20,002)	(26,499)
Accumulated other comprehensive loss	(740)	(412)
Total stockholders’ equity attributable to Majesco stockholders	105,044	95,338
Non-controlling interests in consolidated subsidiaries	—	1,233
Total Stockholders’ Equity	105,044	96,571
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,078	$149,348

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Income (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Three Months ended December 31, 2019	Three Months ended December 31, 2018	Nine Months ended December 31, 2019	Nine Months ended December 31, 2018
Revenue	$37,175	$35,820	$108,534	$104,117
Cost of revenue	19,323	18,293	55,130	53,340
Gross profit	$17,852	$17,527	$53,404	$50,777
Operating expenses
Research and development expenses	$4,712	$4,850	$14,639	$14,381
Selling, general and administrative expenses	10,027	10,303	31,729	29,484
Total operating expenses	$14,739	$15,153	$46,368	$43,865
Income from operations	$3,113	$2,374	$7,036	$6,912
Interest income	141	7	491	32
Interest expense	(79)	(114)	(269)	(342)
Other income (expenses), net	138	(57)	578	553
Gain on reversal of accrued contingent liability	1,359	—	1,359	835
Income before provision for income taxes	$4,672	$2,210	$9,195	$7,990
Provision for income taxes	797	483	3,130	2,543
Net Income	$3,875	$1,727	$6,065	$5,447
Earnings per share:
Basic	$0.09	$0.05	$0.14	$0.15
Diluted	$0.09	$0.04	$0.14	$0.14
Weighted average number of common shares outstanding
Basic	43,102,144	36,664,718	42,992,839	36,633,300
Diluted	45,294,983	38,725,682	45,167,708	38,814,422

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)
(All amounts are in thousands of US Dollars)

	Three Months ended December 31, 2019	Three Months ended December 31, 2018	Nine Months ended December 31, 2019	Nine Months ended December 31, 2018
Net Income	$3,875	$1,727	$6,065	$5,447
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	523	346	(376)	(892)
Unrealized gains (losses) on cash flow hedges	93	1,201	47	(170)
Other comprehensive income/(loss)	$616	$1,547	$(329)	$(1,062)
Comprehensive Income	$4,491	$3,274	$5,736	$4,385

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Preferred Stock	Common Stock (shares)	Stock Amount	Additional Paid-In Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stakeholder Equity
Balance as of March 31, 2018 as reported	—	36,600,457	$73	$75,022	$(30,283)	$361	—	$45,173
Net income	—	—	—	—	$1,036	—	—	$1,036
Issue of stock under ESOP and ESPP	—	—	—	$45	—	—	—	$45
Stock based compensation	—	—	—	$658	—	—	—	$658
Foreign currency translation adjustments	—	—	—	—	—	$(579)	—	$(579)
Unrealized gains on cash flow hedges	—	—	—	—	—	$(659)	—	$(659)
Balance as of June 30, 2018	—	36,600,457	$73	$75,725	$(29,247)	$(877)	—	$45,674
Net income	—	—	—	—	$2,829	—	—	$2,829
Issue of stock under ESOP and ESPP	—	—	—	$234	—	—	—	$234
Stock based compensation	—	—	—	$691	—	—	—	$691
Foreign currency translation adjustments	—	—	—	—	—	$(659)	—	$(659)
Unrealized gains on cash flow hedges	—	—	—	—	—	$(712)	—	$(712)
Balance as of September 30, 2018	—	36,600,457	$73	$76,650	$(26,418)	$(2,248)	—	$48,057
Net income	—	—	—	—	$1,829	—	—	$1,829
Net assets received on business combination	—	—	—	—	603	—	—	603
Acquisition of Exaxe Holdings Ltd. non-controlling interest	—	—	—	—	$—	—	$(1,238)	$(1,238)
Issue of stock under ESOP and ESPP	—	—	—	$190	—	—	—	$190
Stock based compensation	—	—	—	$804	—	—	—	$804
Foreign currency translation adjustments	—	—	—	—	—	$346	—	$346
Unrealized gains on cash flow hedges	—	—	—	—	—	$1,201	—	$1,201
Balance as of December 31, 2018	—	36,600,457	$73	$77,644	$(23,986)	$(701)	(1,238)	$51,792

	Preferred Stock	Common Stock (shares)	Stock Amount	Additional Paid-In Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total Stakeholder Equity
Balance as of March 31, 2019 as reported	—	42,846,273	$86	$122,163	$(23,792)	$(412)	$1,233	$99,278
Net assets received on business combination	—	—	—	—	$823	—	—	$823
Consideration paid on business combination	—	—	—	—	$(3,530)	—	—	$(3,530)
Balance as on March 31, 2019 as adjusted	—	42,846,273	$86	$122,163	$(26,499)	$(412)	$1,233	$96,571
Net income	—	—	—	—	$1,282	—	—	$1,282
Issue of stock under ESOP and ESPP	—	83,492	—	$475	—	—	—	$475
Stock based compensation	—	—	—	$929	—	—	—	$929
Foreign currency translation adjustments	—	—	—	—	—	$66	—	$66
Unrealized gains on cash flow hedges	—	—	—	—	—	$117	—	$117
Balance as of June 30, 2019	—	42,929,765	$86	$123,567	$(25,217)	$(229)	$1,233	$99,440
Net income	—	—	—	—	$908	—	—	$908
Issue of stock under ESOP and ESPP	—	71,203	—	$402	—	—	—	$402
Stock based compensation	—	—	—	$569	—	—	—	$569
Acquisition of Exaxe Holdings Ltd. non-controlling interest	—	—	—	—	$434	—	$(1,233)	$(799)
Foreign currency translation adjustments	—	—	—	—	—	$(964)	—	$(964)
Unrealized gains on cash flow hedges	—	—	—	—	—	$(163)	—	$(163)
Balance as of September 30, 2019	—	43,000,968	$86	$124,538	$(23,875)	$(1,356)	$—	$99,393
Net income	—	—	—	—	$3,875	—	—	$3,875
Issue of stock under ESOP and ESPP	—	134,733	—	$489	—	—	—	$489
Stock based compensation	—	100,000	1	$672	—	—	—	$673
Acquisition of Exaxe Holdings Ltd. non-controlling interest	—	—	—	—	$(2)	—	$—	$(2)
Foreign currency translation adjustments	—	—	—	—	—	$523	—	$523
Unrealized gains on cash flow hedges	—	—	—	—	—	$93	—	$93
Balance as of December 31, 2019	—	43,235,701	$87	$125,699	$(20,002)	$(740)	$—	$105,044

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(All amounts are in thousands of US Dollars)

	Nine Months ended December 31, 2019	Nine Months ended December 31, 2018
Net cash flows from operating activities
Net income	$6,065	$5,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on property and equipment	1,185	1,142
Amortization of intangibles	2,458	1,853
Amortization of right-of-use asset	1,918	—
Stock-based compensation	2,170	2,154
Gain on sale of property and equipment	(10)	(4)
Unrealized cash flow hedges	47	—
Deferred income taxes	840	540
Change in operating assets and liabilities:
Accounts receivable	(8,897)	(949)
Unbilled accounts receivable	1,180	(1,642)
Prepaid expenses and other current assets	1,345	(1,396)
Other non-current assets	287	(283)
Accounts payable	(92)	(336)
Lease liability	(1,879)	—
Accrued expenses and other liabilities	(4,144)	5,643
Deferred revenue and other non-current liabilities	7,293	586
Net cash provided by operating activities	$9,766	$12,755
Net cash flows from investing activities
Purchase of property and equipment	$(495)	$(951)
Proceeds from the sale of property and equipment	10	57
Proceeds from sale of intangible assets	—	(21)
Purchase consideration paid on acquisition of business (net of cash acquired)	(3,530)	(6,581)
Payment on purchase of balance 10% share of Exaxe Holdings Limited	(805)	—
Purchase of investments	(22,412)	(21,794)
Proceeds from sale of investments	24,960	18,495
Net cash used in investing activities	$(2,272)	$(10,795)
Net cash flows from financing activities
Payment of capital lease obligations	$—	$(203)
Proceeds from share issued under ESPP and ESOP	1,366	—
Proceeds of loan from bank	—	76,075
Repayment of term loans	—	(1,667)
Repayment of loans from bank	(445)	(74,304)
Net cash provided by/(used in) financing activities	$921	$(99)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	251	172
Net increase in cash and cash equivalents, and restricted cash	$8,666	$2,033
Cash and cash equivalents, and restricted cash, beginning of the period	11,372	9,152
Cash, cash equivalents, and restricted cash at end of the period	$20,038	$11,185
Supplementary disclosure of cash flow information
Income taxes paid	$3,186	$2,119

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

1	DESCRIPTION OF BUSINESS

Majesco (the “Company” and, together with its subsidiaries, the “Group”) is a global leader of cloud insurance software solutions for insurance business transformation. We provide technology, expertise, and leadership that helps insurers modernize, innovate and connect to build the future of their business and the insurance industry at speed and scale. We do this by providing technology that connects people and businesses to insurance in ways that are innovative, hyper-relevant, compelling and personal. In addition to the United States, we operate in Canada, Mexico, the United Kingdom, Malaysia, Singapore, Ireland and India. With our CloudInsurer® solutions, we offer cloud-based core insurance platforms, along with distribution management and data and analytics solutions. With our Digital1st™ solutions we offer a cloud-native, digital engagement and microservices platform-as-a-service for the insurance business and an ecosystem of partners with apps that provide innovative data sources and capabilities. These solutions enable Property & Casualty/General Insurance (“P&C”), and Life, Annuities, Pensions and Group/Voluntary Benefits (“L&A and Group”) providers to modernize and optimize their businesses across the end-to-end insurance value chain, better comply with policies and regulations, innovate with new business models, enter new markets, and launch new products and services for incumbents, greenfields and startups. Using this portfolio of solutions including our core P&C, L&A and Group and LifePlus insurance platforms, data and analytics, distribution management and Digital1st Insurance, our customers can respond to evolving market needs, growth and innovation opportunities and regulatory changes, which enables agility, innovation and speed while improving the effectiveness and efficiency of their business operations.

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

The Group’s consolidated financial statements include the accounts of Majesco and its subsidiaries, Majesco Canada Ltd., Majesco Software and Solutions Inc. (“MSSI”), Majesco Sdn. Bhd., Majesco UK Limited, Majesco Software and Solutions India Private Limited (“MSSIPL”), Majesco Asia Pacific Pte Ltd., Exaxe Limited and Exaxe Holdings Limited (“Exaxe”) as of December 31, 2019.

d.	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and marketable securities, accounts receivable, income taxes, goodwill, and stock-based compensation.

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

The adoption of the new standard had a material effect on the Company’s financial statements, with the most significant effects of adoption relating to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities. Upon adoption, the Company recognized operating lease liabilities of approximately $5.8 million based on the present value of the remaining minimum rental payments for existing operating leases. The Company also recognized corresponding ROU assets of approximately $5.8 million. There is no impact to stockholders’ equity from the adoption.

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

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices included within Level 1 that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Unobservable inputs that are supported by little or no market activity, which require the Group to develop its own assumptions.

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of December 31, 2019 and March 31, 2019:

Assets and Liabilities	As of
	December 31, 2019	March 31, 2019
Level 2
Derivative financial instruments (included in the following line items in the consolidated balance sheets)
Prepaid expenses and other current assets	$470	$132
Other liabilities	(101)	(21)
Other assets	155	436
Accrued expenses and other liabilities	(72)	(136)
	$452	$411
Level 3
Contingent consideration	(3,007)	(4,884)
	$(3,007)	$(4,884)
Total	$(2,555)	$(4,473)

The following table presents the change in level 3 instruments:

	As of and for the three months ended
	December 31, 2019	December 31, 2018
Opening balance	$(4,206)	$—
Partial payment of contingent consideration	—	—
Total gain recognized in the consolidated statements of income	1,199	—
Closing balance	$(3,007)	$—

	As of and for the nine months ended
	December 31, 2019	December 31, 2018
Opening balance	$(4,884)	$(835)
Partial payment of contingent consideration	678	—
Total gain recognized in the consolidated statements of income	1,199	835
Closing balance	$(3,007)	$—

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

The total gain attributable to changes in the estimated contingent consideration payable for the acquisition of the consulting business of Agile were $0 and $0 for the three and nine months ended December 31, 2019, respectively and $0 and $835 for the three and nine months ended December 31, 2018, respectively. The Group paid no earn-out consideration to Agile in the fiscal year ended March 31, 2019. The Group paid $1,100 to Agile as earn-out consideration in the fiscal year ended March 31, 2018.

During the quarter ended December 31, 2018, the Group and the shareholders of Agile determined that the final earnout targets under the Agile Agreement would not be met and that no further contingent consideration would therefore be due under the Agile Agreement. Accordingly, the accrued contingent consideration has been reversed in the consolidated statements of income during the three and nine months period ended December 31, 2018.

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

The estimated contingent consideration payable for the acquisition of the stock of Exaxe was $3,007 at December 31, 2019 and $4,884 at March 31, 2019. The long-term contingent consideration has been evaluated for net present value. During the quarter ended December 31, 2019, the Group and the former founders of Exaxe determined that the year 1 earn-out targets under the Exaxe share purchase agreement were not met and that no earn-out was payable to them towards the year 1 earn-out. Accordingly, the accrued deferred payment for year 1 has been reversed in the income statement during the period ended December 31, 2019 and disclosed as a separate line item below the income from operations for the quarter. The total gain attributable to changes in the estimated contingent consideration payable for the acquisition of Exaxe were $1,359 and $1,359 for the three and nine months ended December 31, 2019.

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

MSSIPL Facilities

On May 9, 2017, MSSIPL and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (the “Combined Facility”) pursuant to which Standard Chartered Bank agreed to a Combined Facility of up to 200 million Indian rupees (or approximately $2,801 at exchange rates in effect on December 31, 2019). The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of services, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the marginal cost of funds based lending rate (the “MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and is effective until repayment. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The Working Capital Overdraft Facility and the Short Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each disbursement. The MCLR is to be determined on the date of each disbursement and is effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time. The Pre Shipment Financing Under Export Orders Facility is for the delivery of software ready for sale. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each disbursement. The MCLR is to be determined on the date of utilization and is effective until repayment. Interest will accrue from the utilization date up to the repayment date.

The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was in compliance under the terms of this Combined Facility as of December 31, 2019. There are no outstanding loans under this Combined Facility as of December 31, 2019.

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

On November 29, 2018, the Group amended the Receivable Purchase Agreement to increase its limit to $15,000 until March 29, 2019, and $10,000 thereafter. HSBC received an arrangement fee of $10 in connection with this amendment. The amendment provided additional liquidity to Majesco for mergers and acquisitions and other general corporate purposes. There are no outstanding loans under this facility as of December 31, 2019. Majesco used proceeds from this facility to repay existing indebtedness and for capital expenditures, working capital and other general corporate purposes.

Exaxe Facilities

Exaxe Limited has a receivables purchase agreement with AIB Commercial Finance Limited (“AIB Commercial”) pursuant to which AIB Commercial will purchase up to € 200 in receivables from Exaxe Limited on a discounted basis. In addition, Exaxe Limited has an overdraft facility with Allied Irish Banks, p.l.c. (“AIB”) of up to € 100. The facility has a variable interest rate and is payable on demand at any time. This facility is secured by the assets of Exaxe Limited. As of December 31, 2019, there are no outstanding balances under these facilities.

On July 17, 2019, Majesco’s subsidiary Exaxe Limited, and HSBC France, Dublin Branch (“HSBC France”), entered into a € 400 (or approximately $448 at exchange rates in effect on December 31, 2019) overdraft facility (the “HSBC France Facility”). The HSBC France Facility is for working capital purposes. The HSBC France Facility is subject to review from time to time, and in any event a review shall occur in May 2020. Exaxe Limited may terminate the HSBC France Facility at any time without penalty. Interest under the HSBC France Facility is payable at the rate of 3.5% per annum over the prevailing European Central Bank Rate on amounts up to € 400 and 7% per annum over such rate on amounts over € 400. The HSBC France Facility is secured by the assets of Exaxe Limited. Exaxe Limited agreed to certain negative covenants under the HSBC France Facility, including not to create or allow any mortgage or security over its assets or revenues. All Euros are in thousands unless indicated otherwise. As of December 31, 2019, there are no outstanding balances under the HSBC France Facility.

Vehicle loans

MSSIPL has obtained vehicle loans from HDFC Bank for the purchase of vehicles. The loans bear interest at a rate of 8.75% per annum, are payable in 60 monthly installments over a 5-year period and are secured by a pledge of the vehicles. The outstanding balance of these vehicle loans as of December 31, 2019 is $52.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information of fair values of derivative financial instruments:

	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of December 31, 2019
Designated as Cash Flow Hedges
Foreign exchange forward contracts	$155	$470	$101	$72
Total	$155	$470	$101	$72

As of March 31, 2019
Designated as Cash Flow Hedges
Foreign exchange forward contracts	$436	$132	$21	$136
	$436	$132	$21	$136

*	The non-current and current portions of derivative assets are included in ‘Other assets’ and ‘Prepaid expenses and other current assets,’ respectively, and the noncurrent and current portions of derivative liabilities are included in ‘Other liabilities’ and ‘Accrued expenses and other current liabilities,’ respectively, in our consolidated balance sheets.

Cash Flow Hedges and Other Derivatives

We use foreign currency forward contracts and par forward contracts to hedge our risks associated with foreign currency fluctuations related to certain commitments and forecasted transactions. The use of hedging instruments is governed by our policies which are approved by our Board of Directors. We designate these hedging instruments as cash flow hedges. Derivative financial instruments we enter into that are not designated as hedging instruments in hedge relationships are classified as financial instruments at fair value in the consolidated statements of income.

The aggregate contracted USD notional amounts of the Group’s foreign exchange forward contracts outstanding amounted to $41,300 and $31,100 as of December 31, 2019 and March 31, 2019, respectively.

The outstanding forward contracts as of December 31, 2019 mature between one month and 37 months. As of December 31, 2019, the Group estimates that $47, net of tax, of the net (loss)/gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 37 months.

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

The following table provides information on the amounts of pre-tax (losses) recognized in and reclassified from Accumulated Other Comprehensive Income (“AOCI”) of derivative instruments designated as cash flow hedges:

	Amount of Income (Loss) recognized in AOCI (effective portion)	Amount of (Loss) reclassified from AOCI to Statement of Operations (Revenue)
For the nine months ended December 31, 2019
Foreign exchange forward contracts	$41	$(30)
Total	$41	$(30)

For the nine months ended December 31, 2018
Foreign exchange forward contracts	$(239)	$(517)
Total	$(239)	$(517)

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component were as follows:

	Three months ended December 31, 2019			Three months ended December 31, 2018
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$(1,602)	$—	$(1,602)	$(945)	$—	$(945)
Change in foreign currency translation adjustments	523	—	523	346	—	346
Closing balance	$(1,079)	$—	$1,079	$(599)	$—	$(599)

Unrealized gains/(losses) on cash flow hedges
Opening balance	$328	$(83)	$245	$(1,838)	$535	$(1,303)
Unrealized gains/(losses) on cash flow hedges	130	(33)	98	1,954	(569)	1,385
Reclassified to Revenue	(6)	2	(5)	(259)	75	(184)
Net change	$124	$(31)	$93	$1,695	$(494)	$1,201
Closing balance	$452	$(114)	$338	$(143)	$41	$(102)

	Nine months ended December 31, 2019			Nine months ended December 31, 2018
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$(703)	$—	$(703)	$293	$—	$293
Change in foreign currency translation adjustments	(376)	—	(376)	(892)	—	(892)
Closing balance	$(1,079)	$—	$(1,079)	$(599)	$—	$(599)

Unrealized gains/(losses) on cash flow hedges
Opening balance	$411	$(120)	$291	$96	$(28)	$68
Unrealized gains/(losses) on cash flow hedges	71	(3)	68	278	(80)	198
Reclassified to Revenue	(30)	9	(21)	(517)	149	(368)
Net change	$41	$6	$47	$(239)	$69	$(170)
Closing balance	$452	$(114)	$338	$(143)	$41	$(102)

8.	INCOME TAXES

The Group recognized income tax provisions of $797 and $3,130 for the three and nine months ended December 31, 2019, respectively, and recognized income tax provisions of $483 and $2,543 for the three and nine months ended December 31, 2018, respectively.

The effective tax rate is 25.6% and 38.4% for the three and nine months ended December 31, 2019, respectively, which differs from the statutory U.S. federal income tax rate of 21%, mainly due to the impact of different tax jurisdictions.

9.	EMPLOYEE STOCK OPTION PLAN

Majesco 2015 Equity Incentive Plan

During the three and nine months ended December 31, 2019, we recognized $617 and $1,883, respectively, in equity-based compensation expense in our consolidated financial statements compared to $684 and $1,542 during the three and nine months ended December 31, 2018, respectively.

In June 2015, Majesco adopted the Majesco 2015 Equity Incentive Plan (the “2015 Plan”). On May 9, 2018, the Board of Directors of Majesco approved an increase of 2,000,000 shares in the number of shares available for issuance under the 2015 Plan thereby increasing the number of shares available under such plan from 3,877,263 shares to 5,877,263 shares. This increase was approved by the shareholders of Majesco at the 2018 annual meeting of shareholders. Under the 2015 Plan, options, restricted stock and other equity incentive awards with respect to up to 5,877,263 shares may be granted by the Compensation Committee of the Board of Directors to our employees, consultants and directors at an exercise or grant price determined by the Compensation Committee of the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2015 Plan allows the grant of restricted or unrestricted stock awards or awards denominated in stock equivalent units or any combination of the foregoing, which may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. As of December 31, 2019, 2,001,275 shares were available for grant under the 2015 Plan.

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

-	Expected volatility is based on peer entities as historical volatility data for Majesco’s common stock is limited.

-	In accordance with ASC 718, Majesco uses the simplified method for estimating the expected term when measuring the fair value of employee stock options using the Black-Scholes option pricing model. Majesco believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the criteria established by Staff Accounting Bulletins Topic 14.

-	The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yields for an equivalent term at the time of grant.

-	Majesco does not anticipate paying dividends during the expected term.

	Unaudited For the Nine months ended December 31,
Variables (range)	2019	2018

Expected volatility	41%–46%	41%–50%
Weighted-average volatility	46%	41%
Expected dividends	0%	0%
Expected term (in years)	3-5	3-5
Risk-free interest rate	1.9%	2.5%

As of December 31, 2019, there was $4,402 of total unrecognized compensation costs related to non-vested share-based compensation arrangements previously granted by Majesco. That cost is expected to be recognized over a weighted-average period of 1.63 years.

Stock Option Awards

A summary of the outstanding common stock options under the 2015 Plan is as follows:

	Shares	Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
Balance, April 1, 2019	3,259,267	$4.79-7.72	8.08 years	$5.49
Granted	160,000	8.05-10.02	9.55 years	8.71
Exercised	(317,434)	4.79-7.53	—	4.24
Cancelled	(209,292)	4.79-7.25	—	5.29
Balance, December 31, 2019 (unaudited)	2,892,541	$4.79-10.02	7.76 years	$5.68

Of the stock options outstanding, an aggregate of 2,057,115 were exercisable as of December 31, 2019.

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

Restricted Stock Unit Awards

Restricted stock unit activity during the nine months ended December 31, 2019 was as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance, April 1, 2019	375,000	$7.49
Vested	(100,000)	$7.55
Granted	105,000	8.51
Balance, December 31, 2019 (unaudited)	380,000	$8.42

Warrants

As of December 31, 2019, there were warrants to purchase 25,000 shares of common stock outstanding. A summary of the terms of the outstanding warrants as of December 31, 2019 is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
Balance, December 31, 2019 (unaudited)	25,000	$7.00	0.67 years	$7.00

On September 1, 2015, Majesco issued to Maxim Partners LLC a five-year warrant to purchase 25,000 shares of common stock of Majesco at an exercise price of $7.00 per share. The warrant was issued in connection with the engagement of the holder to perform certain advisory services for the Group. The number of shares issuable upon exercise of the warrant may be reduced under certain circumstances of non-performance under the services agreement. The warrant may be exercised at any time after September 1, 2016 and will expire, if unexercised, on September 1, 2020. The warrant contains certain anti-dilution adjustment protection in case of certain future issuances of securities, stock dividends, split and other transactions affecting Majesco’s securities. The holder of the warrant is entitled to piggyback registration rights in case of certain registered securities offerings by Majesco.

Employee Stock Option Scheme of Majesco Limited — Plan 1

Certain employees of the Group participate in the Group’s parent company, Majesco Limited’s, employee stock option plan. The plan, termed as “ESOP plan 1,” became effective June 1, 2015, the effective date of the demerger from Mastek Ltd. Group employees who were issued options in the earlier ESOP plans of Mastek Ltd. were given options of Majesco Limited following the demerger. Under the plan, Majesco Limited also grants newly issued options to the employees of MSSIPL from time to time. During the nine months ended December 31, 2019, no options to purchase shares of common stock were granted under ESOP plan 1 of Majesco Limited.

As of December 31, 2019, the total future compensation cost related to non-vested options not yet recognized in the consolidated statements of income was $212, and the weighted average period over which these awards are expected to be recognized was 1.89 years. The weighted average remaining contractual life of options expected to vest as of December 31, 2019 is 8.76 years.

During the three and nine months ended December 31, 2019, we recognized $55 and $287, respectively, in equity-based compensation expense in our consolidated financial statements compared to $120 and $612 during the three and nine months ended December 31, 2018, respectively.

Majesco Limited calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	For the Nine Months ended December 31,
	2019	2018
Weighted-average volatility	44%	-
Expected dividends	$0.32	-
Expected term (in years)	4-8 Years	-
Risk-free interest rate	6.1% - 6.5%	-

The summary of outstanding options of Majesco Limited as of December 31, 2019 is as follows:

	No. of Options Outstanding	Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
	668,904	$0.10 - $3.00	5.52	1.13
	500,798	$3.10 - $6.00	4.93	4.64
	115,500	$6.10 - $9.00	8.67	7.37
Balance, December 31, 2019	1,285,202

Of the stock options of Majesco Limited outstanding and held by Group employees, an aggregate of 1,081,449 are exercisable as of December 31, 2019.

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

During the three and nine months ended December 31, 2019, Majesco accrued $3,531 and $4,598, respectively, in incentive compensation expense in its consolidated financial statements compared to $3,215 and $9,249 during the three and nine months ended December 31, 2018, respectively.

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

The purpose of the ESPP is to encourage the purchase of Majesco common stock by our employees, to provide employees with a personal stake in our business and to help us retain our employees by providing a long-range inducement for such employees to remain in our employ.

The ESPP provides employees with the right to purchase shares of common stock through payroll deductions. The total number of shares available for purchase under the ESPP is 2,000,000. The ESPP Plan became effective January 1, 2016. As of December 31, 2019, we had issued and sold 144,457 shares under the ESPP.

10.	EARNINGS PER SHARE

The basic and diluted earnings per share were as follows:

	Three months ended December 31,
	2019	2018

Net Income	$3,875	$1,727

Basic weighted average outstanding equity shares	43,102,144	36,664,718
Adjustment for dilutive potential ordinary shares
Options under Majesco 2015 Equity Plan	2,192,839	2,060,964
Dilutive weighted average outstanding equity shares	45,294,983	38,725,682

Earnings per share:
Basic	$0.09	$0.05
Diluted	$0.09	$0.04

	Nine months ended December 31,
	2019	2018

Net Income	$6,065	$5,447

Basic weighted average outstanding equity shares	42,992,839	36,633,300
Adjustment for dilutive potential ordinary shares
Options under Majesco 2015 Equity Plan	2,174,869	2,181,122
Dilutive weighted average outstanding equity shares	45,167,708	38,814,422

Earnings per share:
Basic	$0.14	$0.15
Diluted	$0.14	$0.14

Basic earnings per share amounts are calculated by dividing net income for the three and nine months ended December 31, 2019 and 2018 attributable to common shareholders by the weighted average number of common shares outstanding during the same periods.

Diluted earnings per share amounts are calculated by dividing the net income attributable to common shareholders by the sum of the weighted average number of shares of common stock outstanding during the three and nine month ended December 31, 2019 and 2018 plus the weighted average number of shares of common stock that would be issued upon the conversion of all the dilutive potential shares of common stock into shares of common stock as applicable pursuant to the treasury method.

The calculation of diluted earnings per share excluded 68,000 and 68,000 shares of common stock issuable upon exercise of options for the three and nine months ended December 31, 2019, respectively, and 449,209 and 449,209 shares of common stock issuable upon exercise of options for the three and nine months ended December 31, 2018, respectively, granted to employees, as their inclusion would have been antidilutive.

11.	RELATED PARTIES TRANSACTIONS

Reimbursement of Expenses

The Group reimbursed the insurance premium paid by Majesco Limited for the insurance policies maintained at the Majesco Limited group level. During the three and nine months ended December 31, 2019 MSSIPL paid $0 and $88, respectively and during the three and nine months ended December 31, 2018 MSSIPL paid $0 and $68, respectively, to Majesco Limited toward such insurance premium.

Leases

MSSIPL entered into an operating lease for its operation facilities in Mahape, India, as lessee, with Majesco Limited, Majesco’s parent company, as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $1,436. The lease is effective June 1, 2015 and expires on May 31, 2020.  MSSIPL may terminate the lease after three years with six months’ prior written notice to Majesco Limited. Majesco Limited may terminate the lease after five years with six months’ prior written notice to MSSIPL. On May 16, 2019, a new lease agreement between Majesco Limited and MSSIPL was signed for the leasing of additional office space by Majesco Limited to MSSIPL, in continuation to the existing operating lease until May 31, 2020. The approximate aggregate annual rent payable to Majesco Limited under this additional lease agreement is $42.

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

	As of December 31, 2019	As of March 31, 2019

Security deposits paid to Majesco Limited by MSSIPL for use of Mahape premises	$591	$552
Security deposits paid to Mastek Ltd. by MSSIPL for use of Pune premises	$—	$—

Rental expenses paid by MSSIPL to Majesco Limited for use of premises for the three and nine months ended December 31, 2019 was $354 and $1,058, respectively, and $339 and $1,008 for the three and nine months ended December 31, 2018, respectively. Rental expenses paid by MSSIPL to Mastek Ltd. for use of premises for the three and nine months ended December 31, 2019 was $0 and $0, respectively, and $103 and $308 for the three and nine months ended December 31, 2018, respectively.

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

Services Agreements

On August 2, 2016, Majesco Limited and MSSIPL entered into a master service agreement, effective as of June 30, 2016 pursuant to which MSSIPL provided software development services to Majesco Limited. Under this agreement, MSSIPL charges Majesco Limited cost plus a margin for the services rendered. Software development charges charged by MSSIPL under the agreement for the three and nine months ended December 31, 2019 was $0 and $0, respectively, and $247 and $941 for the three and nine months ended December 31, 2018, respectively.  This agreement was terminated on April 1, 2019 following the closing of the business transfer pursuant to the Transfer Agreement discussed below.

On July 25, 2018, Majesco Limited and MSSIPL entered into an Intra Group Services Agreement (the “Intra-Group Agreement”) pursuant to which Majesco Limited provides certain sales and marketing services to MSSIPL in the Asia Pacific region (collectively, the “Services”). In consideration for the Services, MSSIPL pays Majesco Limited all direct and indirect operating costs of Majesco Limited incurred for the provision of the Services and which shall be allocated to MSSIPL on the basis of gross revenues plus a 10% mark-up. The mark-up will be subject to a periodic review. The Intra-Group Agreement is effective as of April 1, 2018 and will remain in effect until terminated. Each party may terminate the Intra-Group Agreement at any time upon 60 days prior written notice to the other. Expenses charged by Majesco Limited under the Intra-Group Agreement for the three and nine months ended December 31, 2019 were $0 and $0, respectively, and $14 and $88 for the three and nine months ended December 31, 2018, respectively. This agreement was terminated on April 1, 2019 following the closing of the business transfer pursuant to the Transfer Agreement discussed below.

Guarantee

During the three and nine months ended December 31, 2019, Majesco paid $0 and $0, respectively, and $8 and $27 for the three and nine months ended December 31, 2018, respectively, to Majesco Limited as arrangement fees and guarantee commission for the guarantee given by Majesco Limited to HSBC and ICICI Bank for the facilities taken by Majesco and its subsidiaries. Both facilities have been repaid and were terminated on June 30, 2019.

Lease with Exaxe Sellers

On October 14, 2004, Exaxe Consulting Limited entered into a lease (the “Lease”) with Norman Carroll, Philip Naughton and Luc Hemeryck for certain real property facilities for a term which initially expired on October 13, 2025. Pursuant to a Deed of Assignment dated December 6, 2017 between Exaxe Consulting Limited and Exaxe Limited, Exaxe Consulting Limited assigned Exaxe Limited the Lease for the balance of the term. Pursuant to a Deed of Variation of the Lease and Deed of Renunciation executed in September 2019, the term of the Lease is expected to terminate on August 31, 2024 The annual rental fee under the Lease is € 106 ($10 per month at exchange rates in effect on December 31, 2019).

Business Transfer Agreement and Memorandum of Understanding

On April 1, 2019, MSSIPL entered into a Business Transfer Agreement (the “Transfer Agreement”) with Majesco Limited, Majesco’s controlling shareholder. Pursuant to the Transfer Agreement, on May 15, 2019, MSSIPL purchased all of Majesco Limited’s insurance software business in India in a slump sale transaction, which included, among other things, Majesco Limited’s customer contracts and certain employees servicing this business, for a total value of approximately 243,745,000 Indian Rupees (approximately $3,400 at exchange rates in effect on December 31, 2019). The transaction did not include real estate properties of Majesco Limited used in the business which continue to be rented by MSSIPL from Majesco Limited.

Effective as of May 16, 2019, MSSIPL and Majesco Limited entered into a Memorandum of Understanding (the “MOU”) in connection with the Transfer Agreement pursuant to which MSSIPL will have access to facilities including, but not limited to, hardware, software and administrative support services in consideration for 20,000 Indian rupees (or approximately $281 at exchange rates in effect on December 31, 2019). The term of the MOU commenced on May 15, 2019 and shall terminate on March 31, 2022.

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

The following table sets forth revenues by country based on the billing address of the customer:

	Three months ended December 31, 2019	Three months ended December 31, 2018

USA	$33,115	$29,979
UK	840	1,813
Canada	93	144
Ireland	1,263	1,726
Malaysia	1,217	1,544
Others	647	614
	$37,175	$35,820

	Nine months ended December 31, 2019	Nine months ended December 31, 2018

USA	$96,561	$90,208
UK	2,653	4,924
Canada	213	330
Ireland	3,399	1,726
Malaysia	3,772	4,461
Others	1,936	2,468
	$108,534	$104,117

The following table sets forth the Group’s property and equipment, net, by geographic region:

	As of December 31, 2019 (unaudited)	As of March 31, 2019
USA	$575	$892
India	1,473	1,944
Canada	1	49
UK	5	5
Malaysia	87	133
Ireland	54	3
	$2,195	$3,026

We provide a considerable volume of services to a number of significant customers. Therefore, the loss of a significant customer could materially reduce our revenues. The Group had one customer accounting for more than 10% of revenues for the three and nine months ended December 31, 2019 and one customer accounting for more than 10% of revenues for the three and nine months ended December 31, 2018. Presented in the table below is information about our top customer:

	Three months ended December 31, 2019 (unaudited)		Three months ended December 31, 2018 (unaudited)
	Amount	% of Combined Category	Amount	% of Combined Category
Top Customer
Revenue	$2,212	6%	$5,796	16.2%
Accounts receivable and unbilled accounts receivable	$5,765	14.1%	$8,174	26.0%

	Nine months ended December 31, 2019 (unaudited)		Nine months ended December 31, 2018 (unaudited)
	Amount	% of Combined Category	Amount	% of Combined Category
Top Customer
Revenue	$6,557	6%	$18,423	17.7%
Accounts receivable and unbilled accounts receivable	$5,765	14.1%	$8,174	26.0%

The top customer for the three and nine months ended December 31, 2019 was the same customer for both periods. The top customer for the three and nine months ended December 31, 2018 was the same customer for both periods.

13.	COMMITMENTS

Capital Commitments

The Group had outstanding contractual commitments of $44 and $90 as of December 31, 2019 and March 31, 2019, respectively, for capital expenditures relating to the acquisition of property, equipment and new network infrastructure.

Operating Leases

The Group leases certain office premises under operating leases. Many of these leases include a renewal option on a periodic basis at the Group’s option, with the renewal periods ranging from two to five years. Rental expense for operating leases amounted to $788 and $2,432 for the three and nine months ended December 31, 2019, respectively, compared to $858 and $2,465 for the three and nine months ended December 31, 2018, respectively. The schedule for future minimum rental payments over the lease term in respect of operating leases is set forth below.

Year ending March 31,	Amount
2020	$1,977
2021	1,049
2022	626
2023	607
2024	179
Thereafter	0
$4,438
Less: Imputed interest	435
Total minimum lease liability	$4,003

Lease liabilities, current portion	1,977
Lease liabilities, net of current portion	2,026
Total lease liabilities	$4,003

Facility Leases

Our subsidiary in India, MSSIPL, has entered into a lease for its operations in Mahape, India, as lessee, with Majesco Limited as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $1,436. The lease became effective on June 1, 2015 and expires on May 31, 2020. MSSIPL paid Majesco Limited $354 and $1,058 in rent under the lease during the three and nine months ended December 31, 2019, respectively, and $339 and $1,008 during the three and nine months ended December 31, 2018, respectively. MSSIPL may terminate the lease after three years with six months’ prior written notice to Majesco Limited. Majesco Limited may terminate the lease after five years with six months’ prior written notice to MSSIPL. On May 16, 2019, a new lease agreement between Majesco Limited and MSSIPL was signed for the leasing of additional office space by Majesco Limited to MSSIPL, in continuation to the existing operating lease until May 31, 2020. The approximate aggregate annual rent payable to Majesco Limited under this additional lease agreement is $42.

MSSIPL also entered into a lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is $237. The lease became effective on June 1, 2015 and expires on May 31, 2020. MSSIPL has also entered into a supplementary lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this supplementary lease agreement is $110. The lease became effective on April 1, 2016 and expires on May 31, 2020. MSSIPL paid Mastek Ltd. $0 and $0 in rent under the leases during the three and nine months ended December 31, 2019, respectively, and $103 and $308 in rent under the leases during the three and nine months ended December 31, 2018, respectively. MSSIPL may terminate the lease after three years with six months’ prior written notice to Mastek Ltd. Mastek Ltd. may terminate the lease after five years. On June 1, 2018, MSSIPL gave notice to Mastek Ltd. of its termination of both leases with an effective termination date of November 30, 2018.

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

On transition, the Company recognized a lease liability measured at the present value of the remaining lease payments. The ROU asset is recognized at its carrying amount as if the standard had been applied since the commencement of the lease, but discounted using the lessee’s incremental borrowing rate as at April 1, 2019. Accordingly, a ROU asset and a corresponding lease liability of $5,882 has been recognized.

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

Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The gross amounts of assets and liabilities related to operating leases are as follows:

	Balance Sheet Caption	December 31, 2019
Assets:
Operating lease assets	right-of-use assets, net	$3,964
Liabilities:
Current:
Operating lease liabilities	lease liability	$1,977
Long-term:
Operating lease liabilities	lease liability, net of current portion	2,026
Total lease liabilities		$4,003

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

Information related to the Company’s ROU assets and related lease liabilities were as follows:

Three months ended
December 31,
2019 (Unaudited)
Cash paid for operating lease liabilities	$714
Right-of-use assets obtained in exchange for new operating lease obligations	$—
Weighted-average remaining lease term	2.5 years
Weighted-average discount rate	5.1%

Nine months ended
December 31,
2019 (Unaudited)
Cash paid for operating lease liabilities	$2,141
Right-of-use assets obtained in exchange for new operating lease obligations	$—
Weighted-average remaining lease term	2.5 years
Weighted-average discount rate	5.1%

Transfer Pricing

The Company’s India subsidiary, MSSIPL, received a Draft Assessment Order on December 26, 2018 for assessment year 2015 relating to MSSIPL ’s transfer pricing model. MSSIPL filed an application with the Dispute Resolution Panel (DRP) on January 24, 2019.

MSSIPL has filed an appeal against the DRP order to the Income Tax Appellate Tribunal (ITAT), for which a hearing was conducted on January 14 and 15, 2020. Further the Company has received a stay order on the Tax Demand. The Company believes it will be successful upon completion of the appeal process, but at this time cannot estimate the amount to be due, if any.

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

In consideration for the purchase of the Securities, on the Effective Date, the Company paid the sellers € 6,392 (or approximately $7,158 at exchange rates in effect on December 31, 2019). In addition, on August 1, 2019, the Company paid the sellers € 717 (or approximately $803) for the remainder of the Securities.

The Company also agreed to make certain earnout payments to the sellers if certain adjusted EBITDA (as defined in the Agreement) targets for Exaxe are met. If adjusted EBITDA for Exaxe for the period of January 1, 2019 through December 31, 2019 is at least equal to 75% of the adjusted EBITDA target for such year, the Company has agreed to pay € 625(or approximately $700 at exchange rates in effect on December 31, 2019) to the sellers and an additional € 25(or approximately $28 at exchange rates in effect on December 31, 2019) for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earn-out payment amount not to exceed € 1,250 (or approximately $1,400 at exchange rates in effect on December 31, 2019)). During the quarter ended December 31, 2019, the Group and the former founders of Exaxe determined that the year 1 earn-out targets under the Exaxe share purchase agreement were not met and that no earn-out was payable to them towards the year 1 earn-outs of adjusted EBITDA for Exaxe for the period of January 1, 2020 through December 31, 2020 is at least equal to 75% of the adjusted EBITDA target for such year, the Company has agreed to pay € 750 (or approximately $840 at exchange rates in effect on December 31, 2019) to the sellers and an additional € 30 (or approximately $34 at exchange rates in effect on December 31, 2019) for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earn-out payment amount not to exceed €1,500 (or approximately $1,680 at exchange rates in effect on December 31, 2019)). If adjusted EBITDA for Exaxe for the period of January 1, 2021 through December 31, 2021 is at least equal to 75% of the adjusted EBITDA target for such year, the Company has agreed to pay € 875 (or approximately $980 at exchange rates in effect on December 31, 2019) to the sellers and an additional € 35 (or approximately $40 at exchange rates in effect on December 31, 2019) for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earn-out payment amount not to exceed € 1,750 (or approximately $1,960 at exchange rates in effect on December 31, 2019)). In lieu of being paid to the sellers, a portion of these earn-out payments will be paid to key employees as bonuses if they remain employed by Exaxe at the earnout payment date. The Company may also withhold 15% of any earn-out payment if a seller who is a key employee leaves the employment of Exaxe prior to the end of the earn-out period (other than due to death, serious illness, compassionate grounds, by mutual agreement or termination for cause or misconduct). The Company will also be entitled to withhold and off set against any earn-out payment such amounts due and payable or which may become due and payable by the sellers to the Company with respect to claims under the agreement and related transaction documents.

The entire earn-out amount of € 4,500 (or approximately $5,040 at exchange rates in effect on December 31, 2019) (less any portion already paid) will become due and payable upon a sale of beneficial interests in a majority of the outstanding shares of Exaxe or its subsidiary or a sale or other disposal in whole or substantial part of the undertaking or assets of Exaxe or its subsidiary before the end of the earn-out period.

The Company will also be restricted from making certain changes to the business of Exaxe, or diverting or redirecting Exaxe’s orders, revenue, customers, clients, suppliers or employees during the earn-out period.

In connection with the transaction, on the Effective Date, Exaxe Limited, a subsidiary of Exaxe, entered into employment agreements with each of Norman Carroll (the Chief Executive Officer of Exaxe) and Philip Naughton (the Executive Director – Business Development of Exaxe) pursuant to which Norman Carroll and Philip Naughton will act as SVP Ireland/UK Operations and Executive Director Business Development of Exaxe Limited, respectively. The Company agreed to grant Norman Carroll and Philip Naughton stock options awards with respect to such number of shares of the Company’s common stock having an aggregate value of € 1,000 (or approximately $1,120 at exchange rates in effect on December 31, 2019) pursuant to the Company’s 2015 Plan.

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

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Recognized amount of identifiable assets acquired and liabilities assumed

Amount
Cash	$297
Accounts receivable	968
Prepaid expenses and other current assets	498
Property, plant and equipment	42
Trade name	364
Customer relationships	1,658
Technology	7,314
Deferred tax asset from prior net operating losses	167
Accounts payable and other liabilities	(883)
Deferred revenue	(86)
Total fair value of assets acquired	10,339
Total purchase consideration	12,329
Goodwill	$1,990

The changes in the varying amount of goodwill are as follows:

Changes in carrying amount of the goodwill

	Three months ended December 31, 2019	Nine months ended December 31, 2019

Opening value	$34,090	$34,145
Changes on account of currency fluctuation	54	(1)
Impairment of Goodwill	—	—
Closing value	$34,144	$34,144

	Three months ended December 31, 2018	Nine months ended December 31, 2018

Opening value	$32,216	$32,216
Changes on account of currency fluctuation	(26)	(26)
Impairment of Goodwill	—	—
Addition on account of business combination	2,536	2,536
Closing value	$34,726	$34,726

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

The following table sets forth the major categories of the Group’s intangible assets and the weighted-average remaining amortization period for those assets that were not already fully amortized:

	December 31, 2019
					Weighted
					Average
					Remaining
	Gross			Net	Amortization
	Carrying	Accumulated		Carrying	Period
	Amount	Amortization	Impairment	Amount	(Years)
Technology	$10,664	$4,801	$—	$5,863	6
Trade Name	352	45	—	307	9
Customer relationship	8,326	4,308	—	4,018	4
Customer Contract	2,950	2,950	—	—	—
Software	1,038	708	—	330	2
	$23,330	$12,812	$—	$10,518

	March 31, 2019
					Weighted
					Average
					Remaining
	Gross Carrying	Accumulated		Net Carrying	Amortization Period
	Amount	Amortization	Impairment	Amount	(Years)
Technology	$10,672	$3,118	$—	$7,554	6
Trade Name	353	18	—	335	9
Customer relationship	8,328	3,753	—	4,575	4
Customer Contract	2,950	2,950	—	—	—
Software	3,844	3,339	—	505	2
	$26,147	$13,178	$—	$12,969

Changes in the net carrying amount of intangible assets were as follows:

	Technology	Trade Name	Customer Relationship	Customer Contract	Software	Total
March 31, 2019	$7,554	$335	$4,575	$—	$505	$12,969
Amortization	1,566	29	567	—	296	2,458
Addition-Business acquisition	—	—	—	—	37	37
Foreign currency translation	(125)	1	10	—	84	(30)
December 31, 2019 (Unaudited)	$5,863	$307	$4,018	$—	$330	$10,518

Amortization expense of $822 and $2,458 for the three and nine months ended December 31, 2019, respectively, and $1,226 and $1,853 for the three and nine months ended December 31, 2018, respectively, was recorded as cost of goods sold. The amortization expense of acquired intangible assets for each of the following five years and thereafter are expected to be as follows:

Amortization
Years ending March 31	Expense
2020	$3,228
2021	2,919
2022	2,020
2023	1,954
Thereafter	2,848
Total	$12,969

Details of identifiable intangible assets acquired are as follows:

	Weighted average amortization period (in years)	Amount assigned	Residual value
Technology	5	$7,314	—
Trade name	10	364	—
Customer relationships	15	1,658	—
Total	6.96	$9,336	—

15.	NON-CONTROLLING INTEREST

On November 27, 2018, the Company entered into a share purchase agreement for the acquisition of all the issued Securities of Exaxe. The Company completed the purchase of 90% of the Securities on November 27, 2018. The Company purchased the remaining 10% of the Securities on August 1, 2019 and there is no non-controlling interest as of December 31, 2019. The economic transfer date of Exaxe was October 1, 2018.

16.	SUBSEQUENT EVENTS

On January 30, 2020, the Company, Majesco Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”) and InsPro Technologies Corporation (“InsPro”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, Merger Sub will merge with and into InsPro (the “Merger”) with InsPro surviving the Merger as a wholly-owned subsidiary of the Company. The Merger consideration to be paid by the Company on the closing date (the “Effective Time”) of the Merger, subject to certain adjustments as set forth in the Merger Agreement (including for cash and certain debt of InsPro), is $12 million in cash. Consummation of the Merger is subject to certain conditions, including, without limitation, adoption of the Merger Agreement by the requisite vote of InsPro’s stockholders, the accuracy of the representations and warranties (subject to customary materiality qualifiers), the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to InsPro, InsPro’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers) and InsPro’s fairness advisor shall not have withdrawn, revoked or modified their fairness opinion, among others.

In addition, pursuant to the Merger Agreement, The Co-Investment Fund II, L.P. and Independence Blue Cross, LLC (collectively, the “Shareholders”) each entered into a voting agreement (the “Voting Agreement”) with the Company and Merger Sub. Pursuant to the Voting Agreement, the Shareholders agreed to vote their shares of InsPro’s common stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, in each case, in favor of, among other things, the adoption of the Merger Agreement and the consummation of the Merger and the other transactions contemplated by the Merger Agreement and against (i) any competing proposal or competing transaction, (ii) the adoption of any competing transaction agreement and (iii) any other action that would in any manner (A) prevent, impede, frustrate or nullify any provision of the Merger Agreement, (B) change the voting rights of any class of InsPro’s capital stock or (C) otherwise interfere with or delay the transactions contemplated by the Merger Agreement. In addition, the Shareholders have agreed not to (i) subject to certain exceptions, transfer their shares of InsPro’s common stock and/or preferred stock, as applicable, and (ii) solicit alternative transactions or enter into discussions concerning, or provide confidential information in connection with, any alternative transaction. The Voting Agreements will terminate upon the earlier of the Effective Time or the termination of the Merger Agreement in accordance with its terms.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with “Selected Financial Data,” and the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2019 and referred to herein as the “Annual Report,” and the consolidated financial statements and related notes for the quarter ended December 31, 2019 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in Part II, Item 1A “Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” in our Annual Report and elsewhere in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from those described in forward-looking statements contained herein include, but are not limited to:

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

Long-term, strong customer relationships are a key component of our success given the long-term nature of our contracts, opportunity for deeper relationships with our portfolio of solutions, and the importance of customer references for new sales. Our customers range from some of the largest global tier one insurance carriers in the industry to mid-market insurers, MGAs, startups and greenfields, including specialty, mutual and regional carriers. As of December 31, 2019, we served approximately 200 insurance companies on a worldwide basis.

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

Recent Developments

On January 30, 2020, the Company, Majesco Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”) and InsPro Technologies Corporation (“InsPro”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, Merger Sub will merge with and into InsPro (the “Merger”) with InsPro surviving the Merger as a wholly-owned subsidiary of the Company. The Merger consideration to be paid by the Company on the closing date (the “Effective Time”) of the Merger, subject to certain adjustments as set forth in the Merger Agreement (including for cash and certain debt of InsPro), is $12 million in cash. Consummation of the Merger is subject to certain conditions, including, without limitation, adoption of the Merger Agreement by the requisite vote of InsPro’s stockholders, the accuracy of the representations and warranties (subject to customary materiality qualifiers), the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to InsPro, InsPro’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers) and InsPro’s fairness advisor shall not have withdrawn, revoked or modified their fairness opinion, among others.

In addition, pursuant to the Merger Agreement, The Co-Investment Fund II, L.P. and Independence Blue Cross, LLC (collectively, the “Shareholders”) each entered into a voting agreement (the “Voting Agreement”) with the Company and Merger Sub. Pursuant to the Voting Agreement, the Shareholders agreed to vote their shares of InsPro’s common stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, in each case, in favor of, among other things, the adoption of the Merger Agreement and the consummation of the Merger and the other transactions contemplated by the Merger Agreement and against (i) any competing proposal or competing transaction, (ii) the adoption of any competing transaction agreement and (iii) any other action that would in any manner (A) prevent, impede, frustrate or nullify any provision of the Merger Agreement, (B) change the voting rights of any class of InsPro’s capital stock or (C) otherwise interfere with or delay the transactions contemplated by the Merger Agreement. In addition, the Shareholders have agreed not to (i) subject to certain exceptions, transfer their shares of InsPro’s common stock and/or preferred stock, as applicable, and (ii) solicit alternative transactions or enter into discussions concerning, or provide confidential information in connection with, any alternative transaction. The Voting Agreements will terminate upon the earlier of the Effective Time or the termination of the Merger Agreement in accordance with its terms.

Three Months Ended December 31, 2019 Highlights

A few of our highlights of our three months ended December 31, 2019 were:

●	Revenues of $37,175 with a gross profit of 48.0% of revenue;

●	$4,712 (12.7% of revenue) in research and development (“R&D”) expenses;

●	$10,027 (27.0 % of revenue) in selling, general and administrative expenses;

●	Net income of $3,875; and

●	Adjusted EBITDA of $4,985, representing 13.4% of revenue.

Nine Months Ended December 31, 2019 Highlights

A few of our highlights of our nine months ended December 31, 2019 were:

●	Revenues of $108,534 with a gross profit of 49.2% of revenue;

●	$14,639 (13.5% of revenue) in R&D expenses;

●	$31,729 (29.2% of revenue) in selling, general and administrative expenses;

●	Net income of $6,065; and

●	Adjusted EBITDA of $12,849, representing 11.8% of revenue.

Use of Non-GAAP Financial Measures

In evaluating our business, we consider and use EBITDA as a supplemental measure of operating performance. We define EBITDA as earnings before interest, taxes, depreciation and amortization. We present EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We define Adjusted EBITDA as EBITDA before stock-based compensation, a reversal of accrual for contingent liability and mergers and acquisitions expenses.

The terms EBITDA and Adjusted EBITDA are not defined under U.S. generally accepted accounting principles (“U.S. GAAP”) and are not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and when assessing our operating performance, investors should not consider EBITDA or Adjusted EBITDA in isolation, or as a substitute for net income (loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Among other things, EBITDA and Adjusted EBITDA do not reflect our actual cash expenditures. Other companies may calculate similar measures differently than us, limiting their usefulness as comparative tools. We compensate for these limitations by relying on U.S. GAAP results and using EBITDA and Adjusted EBITDA only supplementary.

For an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three and nine months ended December 31, 2019 and December 31, 2018, see “— Results of Operations — Three and Nine Months Ended December 31, 2019 Compared to Three and Nine Months Ended December 31, 2018 — Adjusted EBITDA”.

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

During the quarter ended September 30, 2018, we and the shareholders of Agile determined that the final earn-out targets under the Agile asset purchase agreement would not be met and that no further contingent consideration would therefore be due under the Agile asset purchase agreement. Accordingly, the accrued outstanding balance has been reversed in the income statement during the period ended September 30, 2018. We have no further obligations with respect to earn-out payments under the Agile asset purchase agreement.

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

In consideration for the purchase of the Securities, on the Effective Date, we paid the sellers € 6,392 (or approximately $7,158 at exchange rates in effect on December 31, 2019) and € 717 (or approximately $803 at exchange rates in effect on December 31, 2019) for the remainder of the Securities on August 1, 2019.

We also agreed to make certain earn-out payments to the sellers if certain adjusted EBITDA (as defined in the Exaxe Agreement) targets for Exaxe are met. If adjusted EBITDA for Exaxe for the period of January 1, 2019 through December 31, 2019 is at least equal to 75% of the adjusted EBITDA target for such year, we have agreed to pay € 625 (or approximately $700 at exchange rates in effect on December 31, 2019) to the sellers and an additional € 25 (or approximately $28 at exchange rates in effect on December 31, 2019) for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earn-out payment amount not to exceed € 1,250 (or approximately $1,400 at exchange rates in effect on December 31, 2019)). During the quarter ended December 31, 2019, we and the former founders of Exaxe determined that the year 1 earn-out targets under the Exaxe share purchase agreement were not met and that no earn-out was payable to them towards the year 1 earn-outs. Accordingly, the accrued deferred payment for year 1 has been reversed in the income statement during the period ended December 31, 2019 and disclosed as a separate line item below the income from operations for the quarter.

The entire earn-out amount of € 4,500 (or approximately $5,040 at exchange rates in effect on December 31, 2019) (less any portion already paid or written off for not meeting requirements for a particular period) will become due and payable upon a sale of beneficial interests in a majority of the outstanding shares of Exaxe or its subsidiary or a sale or other disposal in whole or substantial part of the undertaking or assets of Exaxe or its subsidiary before the end of the earn-out period.

We will also be restricted from making certain changes to the business of Exaxe, or diverting or redirecting Exaxe’s orders, revenue, customers, clients, suppliers or employees during the earn-out period.

In connection with the transaction, on the Effective Date, Exaxe Limited, a subsidiary of Exaxe, entered into employment agreements with each of Norman Carroll (the Chief Executive Officer of Exaxe) and Philip Naughton (the Executive Director – Business Development of Exaxe) pursuant to which Norman Carroll and Philip Naughton will act as SVP Ireland/UK Operations and Executive Director Business Development of Exaxe Limited, respectively. We agreed to grant Norman Carroll and Philip Naughton stock options awards with respect to such number of shares of our common stock having an aggregate value of € 1,000 (or approximately $1,120 at exchange rates in effect on December 31, 2019) pursuant to our 2015 equity incentive plan.

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

Inflation

Although we cannot accurately determine the amounts attributable thereto, our net revenues and results of operations have been affected by inflation experienced in the U.S., Indian and other economies in which we operate through increased costs of employee compensation and other operational expenses during the three and nine months ended December 31, 2019 and December 31, 2018. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. However, there can be no assurance that we will be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Time and Material Contracts — Professional services revenue consists primarily of revenue received for assisting with the development, implementation of our software, on-site support, and other professional consulting services. In determining whether professional services revenue should be accounted for, we review the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our implementation services, which typically do involve significant customization to or development of the underlying software code; and whether milestones or acceptance criteria exist that affect the realization of the services rendered. Substantially all of our professional services arrangements are billed on a time and materials basis and, accordingly, are recognized as the services are performed. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Payments received in advance of rendering professional services are deferred and recognized when the related services are performed. Work performed and expenses incurred in advance of invoicing are recorded as unbilled receivables. These amounts are billed in the subsequent months.

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

Revenue is shown net of applicable service tax, sales tax, value added tax and other applicable taxes. We have accounted for reimbursements received for out of pocket expenses incurred as revenues in the Consolidated Statements of Income.

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

Property and Equipment

Property and equipment are stated at actual cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives. The cost and the accumulated depreciation for premises and equipment sold, retired or otherwise disposed of are removed from the stated values and the resulting gains and losses are included in the Consolidated Statements of Income.

Maintenance and repairs are charged to combined Statements of Income when incurred. Cost of assets not put to use before the balance sheet date are disclosed under the caption “capital work in progress.”

The estimated useful lives of assets are as follows:

Leasehold Improvements	5 years or lease period, whichever is less
Computers	2 years
Plant and Equipment	2 – 5 years
Furniture and Fixtures	5 years
Vehicles	5 years
Office Equipment	2 – 5 years

Results of Operations

Three and Nine Months Ended December 31, 2019 Compared to Three and Nine Months Ended December 31, 2018

The following tables summarize our consolidated statements of income for the three and nine months ended December 31, 2019 and December 31, 2018, including as a percentage of revenues:

Statements of Income Data

	Three Months Ended (Unaudited)
(U.S. Dollars; dollar amounts in thousands):	December 31, 2019%		December 31, 2018%
Total revenues	$37,175		$35,820
Total cost of revenues	19,323	52%	18,293	51%
Total gross profit	17,852		17,527
Operating expenses:
Research and development expenses	4,712	11%	4,850	14%
Selling, general and administrative expenses	10,027	29%	10,303	29%
Total operating expenses	14,739		15,153
Income from operations	3,113		2,374
Interest income	141		7
Interest expense	(79)		(114)
Other income (expenses), net	138		(57)
Gain on reversal of accrued contingent liability	1,359		—
Income before provision for income taxes	4,672		2,210
Income taxes	797		483
Net income	$3,875	8%	$1,727	5%

	Nine Months Ended (Unaudited)
(U.S. Dollars; dollar amounts in thousands):	December 31, 2019%		December 31, 2018%
Total Revenues	$108,534		$104,117
Total cost of revenues	55,130	49%	53,340	52%
Total gross profit	53,404		50,777
Operating expenses:
Research and development expenses	14,639	13%	14,381	14%
Selling, general and administrative expenses	31,729	30%	29,484	27%
Total operating expenses	46,368		43,865
Income from operations	7,036		6,912
Interest income	491		32
Interest expense	(269)		(342)
Other income (expenses), net	578		553
Gain on reversal of accrued contingent liability	1,359		835
Income before provision for income taxes	9,195		7,990
Income taxes	3,130		2,543
Net income	$6,065	5%	$5,447	5%

The following table represents revenues by each subsidiary and corresponding geographical region:

	Three Months Ended (Unaudited)
(U.S. Dollars; dollar amounts in thousands):	December 31, 2019%		December 31, 2018%
Geography: North America
Legal Entity
Majesco	$10,790	29%	$10,476	30%
Majesco Software and Solutions Inc.	22,325	60%	13,260	37%
Majesco Canada Ltd., Canada	94	—%	144	—%
Cover-All Systems, Inc.(1)	—	—%	6,243	18%
	$33,209	89%	$30,123	85%
Geography: Europe
Legal Entity
Majesco UK Limited, UK	$840	2%	$1,813	5%
Exaxe Limited	1,263	3%	1,726	5%
	2,103	6%	3,539	10%
Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$1,217	4%	$1,544	4%
Majesco Asia Pacific Pte Ltd., Singapore	114	—%	207	0%
Majesco Software and Solutions India Private Limited, India	532	1%	407	1%
	$1,863	5%	$2,158	5%
Total Revenues	$37,175		$35,820

(1)	Cover-All Systems, Inc. was merged into Majesco Software and Solutions Inc. on January 1. 2019.

	Nine Months Ended (Unaudited)
(U.S. Dollars; dollar amounts in thousands):	December 31, 2019%		December 31, 2018%
Geography: North America
Legal Entity
Majesco	$30,933	29%	$31,189	30%
Majesco Software and Solutions Inc.	65,628	60%	39,304	38%
Majesco Canada Ltd., Canada	213	—%	474	0%
Cover-All Systems, Inc.(1)	—	—%	19,571	19%
	$96,774	89%	$90,538	88%
Geography: Europe
Legal Entity
Majesco UK Limited, UK	$2,653	3%	$4,924	5%
Exaxe Limited	3,399	3%	1,726	2%
	6,052	6%	6,650	7%
Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$3,772	4%	$4,461	4%
Majesco Asia Pacific Pte Ltd., Singapore	338	—%	916	1%
Majesco Software and Solutions India Private Limited, India	1,598	1%	1,552	1%
	$5,708	5%	$6,929	5%
Total Revenues	$108,534		$104,117

(1)	Cover-All Systems, Inc. was merged into Majesco Software and Solutions Inc. on January 1. 2019.

Revenues

Revenues for the three months ended December 31, 2019 were $37,175 compared to $35,820 for the three months ended December 31, 2018, reflecting an increase of 3.8%. The increase during the quarter was primarily on account of an increase in subscription revenues with projects going live and new business additions in P&C.

Revenues for the nine months ended December 31, 2019 were $108,534 compared to $104,117 for the nine months ended December 31, 2018, reflecting an increase of 4.2%. The increase during the nine months ended December 31, 2019 was on account of the growth in the North America business, with significant increase in product revenues, and due to the additional two quarter of revenues from the acquisition of Exaxe.

Gross Profit

Gross profit was $17,852 for the three months ended December 31, 2019 compared with $17,527 for the three months ended December 31, 2018. Gross profit percentage for the three months ended December 31, 2019 decreased to 48.0% of revenue from 49.0% of revenue for the three months ended December 31, 2018 mainly on account of the inflationary impact to the business and investments being made to scale the business.

Gross profit was $53,404 for the nine months ended December 31, 2019 compared with $50,777 for the nine months ended December 31, 2018, representing an increase of 5.1%. The increase in margin has been primarily due to a better margin revenue mix. Gross profit percentage for the nine months ended December 31, 2019 increased to 49.2% of revenue from 48.8% of revenue for the nine months ended December 31, 2018.

Salaries and consultant fees were approximately $13,165 for the three months ended December 31, 2019 compared to $13,562 for the three months ended December 31, 2018. This represents a decrease of 3.0% in salaries and consultant fees due to a reduction in headcount. As a percentage of revenues, salaries and consultant fees decreased from 38.4% for the three months ended December 31, 2018 to 35.4% for the three months ended December 31, 2019.

Salaries and consultant fees were approximately $40,097 for the nine months ended December 31, 2019 compared to $38,816 for the nine months ended December 31, 2018. This represents an increase of 3.8% in salaries and consultant fees. As a percentage of revenues, salaries and consultant fees decreased from 37.5% for the nine months ended December 31, 2018 to 36.9% for the nine months ended December 31, 2019.

Operating Expenses

Operating expenses were $14,739 for the three months ended December 31, 2019 compared to $15,153 for the three months ended December 31, 2018. The decrease in operating expenses was primarily due to a decrease in R&D costs of $138 and a decrease in selling, general and administrative expenses of $376. The company continued to invest in R&D based on the product roadmap. The continued investment is maturing our products to being sold more as out of the box products. The decrease in selling, general and administrative expenses was primarily on account of significant marketing and branding activities that were undertaken in the previous year and a reduction in amortization of equity incentives costs. As a percentage of revenues, operating expenses decreased to 39.6% for the three months ended December 31, 2019 from 42.3% for the three months ended December 31, 2018.

Operating expenses were $46,368 for the nine months ended December 31, 2019 compared to $43,865 for the nine months ended December 31, 2018. The increase in operating expenses was primarily due to an increase in R&D costs of $258 and an increase in selling, general and administrative expenses of $2,245. The increase in selling and general expenses was driven by the inclusion of the Exaxe business, one-time expenses related to our customer conference, and the year to date impact of the new management roles and bandwidth created in the company. As a percentage of revenues, operating expenses increased to 42.7% for the nine months ended December 31, 2019 from 42.1% for the nine months ended December 31, 2018.

Income from Operations

Income from operations was $3,113 for the three months ended December 31, 2019 compared to $2,374 for the three months ended December 31, 2018. As a percentage of revenues, net income from operations was 8.4% for the three months ended December 31, 2019 compared to a net gain of 6.6% for the three months ended December 31, 2018. Income from operations was higher primarily due to an increase in revenue together with a change in revenue mix with high margin product revenues increasing.

Income from operations was $7,036 for the nine months ended December 31, 2019 compared to $6,912 for the nine months ended December 31, 2018. As a percentage of revenues, net income from operations was 6.5% for the nine months ended December 31, 2019 compared to a net gain of 6.6% for the nine months ended December 31, 2018

Other Income

Other income (expense), net was $138 for the three months ended December 31, 2019 compared to $(57) for the three months ended December 31, 2018. The increase is mainly due to an increase in currency exchange gain during the three months ended December 31, 2019.

Other income (expense), net was $578 for the nine months ended December 31, 2019 compared to $553 for the nine months ended December 31, 2018.

Tax provision

We recognized an income tax provision of $797 and $3,130 for the three and nine months ended December 31, 2019, respectively, and recognized an income tax provision of $483 and $2,543 for the three and nine months ended December 31, 2018, respectively.

The effective tax rate is 25.6% and 38.4% for the three and nine months ended December 31, 2019, respectively, which differs from the statutory U.S. federal income tax rate of 21%, mainly due to the impact of different tax jurisdictions.

Net income

Net income was $3,875 for the three months ended December 31, 2019 compared to net income of $1,727 for the three months ended December 31, 2018. Net income per share, basic and diluted, was $0.09 and $0.09, respectively, for the three months ended December 31, 2019 compared to net income per share, basic and diluted, of $0.05 and $0.04, respectively, for the three months ended December 31, 2018.

Net income was $6,065 for the nine months ended December 31, 2019 compared to net income of $5,447 for the nine months ended December 31, 2018. Net income per share, basic and diluted, was $0.14 and $0.14, respectively, for the nine months ended December 31, 2019 compared to net income per share, basic and diluted, of $0.15 and $0.14, respectively, for the nine months ended December 31, 2018.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP metric, was $4,985 for the three months ended December 31, 2019 compared to $4,830 for the three months ended December 31, 2018. Adjusted EBITDA, a non-GAAP metric, was $12,849 for the nine months ended December 31, 2019 compared to $12,607 for the nine months ended December 31, 2018.

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three and nine months ended December 31, 2019 and the three and nine months ended December 31, 2018:

	Unaudited
	Three Months ended
(U.S. dollars, in thousands):	December 31, 2019	December 31, 2018
Net Income	$3,875	$1,727
Add:
Provision for income taxes	797	483
Depreciation and amortization	1,200	1,201
Interest expense	79	113
Less:
Interest income	(141)	(7)
Other income (expenses), net	(138)	57
EBITDA	$5,672	$3,574
Add:
Stock-based compensation	672	814
Merger and acquisition expenses	—	442
Less:
Reversal of accrual for contingent consideration liability	(1,359)
Adjusted EBITDA	4,985	4,830
Revenue	37,175	35,820
Adjusted EBITDA as a % of Revenue	13.41%	13.48%

	Unaudited
	Nine Months ended
(U.S. dollars, in thousands):	December 31, 2019	December 31, 2018
Net Income	$6,065	$5,447
Add:
Provision for income taxes	3,130	2,543
Depreciation and amortization	3,643	3,075
Interest expense	269	342
Less:
Interest income	(491)	(32)
Other income (expenses), net	(578)	(553)
EBITDA	$12,038	$10,822
Add:
Stock-based compensation	2,170	2,178
Merger and acquisition expenses	—	442
Less:
Reversal of accrual for contingent consideration liability	(1,359)	(835)
Adjusted EBITDA	12,849	12,607
Revenue	108,534	104,117
Adjusted EBITDA as a % of Revenue	11.84%	12.11%

Liquidity and Capital Resources

Our cash, cash equivalents and restricted cash and short term investments position was $45,580 at December 31, 2019 and $14,527 at December 31, 2018.

Net cash provided by operating activities was $9,766 for the nine months ended December 31, 2019 and $12,755 for the nine months ended December 31, 2018. We had accounts receivable of $26,259 at December 31, 2019 and $17,366 at March 31, 2019. Days outstanding increased to 101 days at the end of December 31, 2019 as compared to 85 days at the end of March 31, 2019.

Net cash used in investing activities amounted to $(2,272) for the nine months ended December 31, 2019 compared to $(10,795) for the nine months ended December 31, 2018 primarily due to the payment of the purchase price for the acquisition of the India business from Majesco Limited, investments in short term investment, and purchases of property, equipment and intangible assets during the nine months ended December 31, 2019.

Sale / (purchase) of investments in mutual funds, acquisition of business and certificate of deposits (net) was $(2,548) for the nine months ended December 31, 2019 and $(3,299) for the nine months ended December 31, 2018. Restricted cash was $42 at December 31, 2019 and $50 at December 31, 2018.

Net cash provided by / (used in) financing activities was $921 for the nine months ended December 31, 2019 compared to $(99) for the nine months ended December 31, 2018 mainly due to the proceeds from shares issued under the Majesco Employee Stock Purchase Plan.

On February 25, 2019, we completed a rights offering pursuant to which we received approximately $43,477 in gross proceeds from the sale of 6,123,463 shares of our common stock to shareholders who exercised their subscription rights (including both basic and over-subscriptions) in the rights offering. We used a portion of the proceeds from our rights offering to purchase the remaining 10% of the share capital of Exaxe and to repay $5,000, which constituted the total amount outstanding under our loan agreement with HSBC Bank USA, National Association, and terminated this facility. We expect to use the remaining proceeds from the rights offering to fund future acquisitions and for general corporate purposes, including to fund any earn-out payments under the Exaxe acquisition.

We believe that our cash flows from operations and available borrowings are sufficient to meet our liquidity requirements for the next twelve months, including capital expenditures.

Financing Arrangements

MSSIPL Facilities

On May 9, 2017, our subsidiary, Majesco Software and Solutions India Pvt. Ltd. (“MSSIPL”), and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (the “Combined Facility”) pursuant to which Standard Chartered Bank agreed to a Combined Facility of up to 200 million Indian rupees (or approximately $2,801 at exchange rates in effect on December 31, 2019). The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of services, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the marginal cost of funds based lending rate (the “MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and is effective until repayment. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The Working Capital Overdraft Facility and the Short Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of each disbursement and is effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time. The Pre Shipment Financing Under Export Orders Facility is for the purchase of raw material, processing, packing, transportation, warehousing and other expenses and overheads incurred by MSSIPL to ready goods for sale. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of utilization and is effective until repayment. Interest will accrue from the utilization date up to the repayment date.

The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was in compliance under the terms of this Combined Facility as of December 31, 2019. There were no outstanding loans under this Combined Facility as of December 31, 2019.

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

On November 29, 2018, we amended the Receivable Purchase Agreement to increase its limit to $15,000 until March 29, 2019, and $10,000 thereafter. HSBC received an arrangement fee of $10 in connection with this amendment. The amendment will provide additional liquidity to Majesco for mergers and acquisitions and other general corporate purposes. There are no outstanding loans under this facility as of December 31, 2019. We used proceeds from this facility to repay existing indebtedness and for capital expenditures, working capital and other general corporate purposes.

Exaxe Facilities

Exaxe Limited has a receivables purchase agreement with AIB Commercial Finance Limited (“AIB Commercial”) pursuant to which AIB Commercial will purchase up to € 200 in receivables from Exaxe Limited on a discounted basis. In addition, Exaxe Limited has an overdraft facility with Allied Irish Banks, p.l.c. (“AIB”) of up to € 100. The facility has a variable interest rate and is payable on demand at any time. This facility is secured by the assets of Exaxe Limited. As of December 31, 2019, there are no outstanding balances under these facilities.

On July 17, 2019, Majesco’s subsidiary Exaxe Limited, and HSBC France, Dublin Branch (“HSBC France”), entered into a € 400 (or approximately $448 at exchange rates in effect on December 31, 2019) overdraft facility (the “HSBC France Facility”). The HSBC France Facility is for working capital purposes. The HSBC France Facility is subject to review from time to time and in any event a review shall occur in May 2020. Exaxe may terminate the HSBC France Facility at any time without penalty. Interest under the HSBC France Facility is payable at the rate of 3.5% per annum over the prevailing European Central Bank Rate on amounts up to € 400 and 7% per annum over such rate on amounts over € 400. The HSBC France Facility is secured by a fixed and floating charge over certain assets of Exaxe. Exaxe agreed to certain negative covenants under the HSBC France Facility, including not to create or allow any mortgage or security over its assets or revenues. As of December 31, 2019, there are no outstanding balances under this HSBC France Facility.

Vehicle loans

MSSIPL has obtained vehicle loans from HDFC Bank for the purchase of vehicles. The loans bear interest at a rate of 8.75% per annum, are payable in 60 monthly installments over a 5-year period and are secured by a pledge of the vehicles. The outstanding balance of these vehicle loans as of December 31, 2019 is $52.

Dividends and Redemption

We have not paid any dividends since we became a stand-alone public company in 2015. It has otherwise been our policy to invest earnings in growth rather than distribute earnings as common stock dividends. This policy is expected to continue but is subject to regular review by our Board of Directors.

Contractual Obligations

In the normal course of our business, we are party to a variety of contractual obligations as summarized in our Annual Report. These contractual obligations are considered by us when assessing our liquidity requirements. There have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business. We had borrowed $0 under the Combined Facility, $0 under our receivable purchase facility and $52 under our auto loans at December 31, 2019, compared to $0, $415 and $137, respectively, as of March 31, 2019.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and investments. We do not use derivative financial instruments to hedge our interest rate exposure. Our cash and cash equivalents and short term investments as of December 31, 2019 were $19,996 and $25,542, respectively.

We invest primarily in highly liquid, money market funds and bank fixed deposits. Because of the short-term nature of the majority of the interest-bearing securities we hold, we believe that a 10% fluctuation in the interest rates applicable to our cash and cash equivalents and investments would not have a material effect on our financial condition or results of operations.

The rate of interest on our Combined Facility, our receivable purchase facility and our auto loans which were in effect as of December 31, 2019, are variable and are based on LIBOR plus a fixed margin. As of December 31, 2019, we had $0 and $0 in borrowings outstanding under our receivable purchase facility with HSBC and our Combined Facility, respectively. As of December 31, 2019, we had borrowed $52 under our auto loans. We believe that a 10% fluctuation in the interest rates applicable to our borrowings would not have a material effect on our financial condition or results of operations.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. However, payments to us by customers outside the U.S. are generally made in the local currency. Accordingly, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, Canadian dollar, Indian rupee, British pound, Malaysian ringgit, Singapore dollar, Irish pound and Mexican peso. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

We generated approximately 10% and 11% of our gross revenues outside of the United States for the three months ended December 31, 2019 and 2018, respectively, compared to 11% and 11% for the nine months ended December 31, 2019 and 2018, respectively. The effect of foreign exchange rate changes on cash and cash equivalents resulted in a gain/(loss) of $240 and $115 for the three months ended December 31, 2019 and December 31, 2018, respectively, compared to gain of $251 and $172 for the nine months ended December 31, 2019 and December 31, 2018, respectively. For the three months ended December 31, 2019 and December 31, 2018, we had a foreign exchange gain/(loss) of approximately $523 and $346, respectively, compared to a foreign exchange gain/(loss) of $(376) and $(892) for the nine months ended December 31, 2019 and December 31, 2018, respectively.

We use foreign currency forward contracts and par forward contracts to hedge our risks associated with foreign currency fluctuations related to certain commitments and forecasted transactions. The use of hedging instruments is governed by our policies which are approved by our Board of Directors. We designate these hedging instruments as cash flow hedges. Derivative financial instruments we enter into that are not designated as hedging instruments in hedge relationships are classified as financial instruments at fair value in the statements of income.

The aggregate contracted USD notional amounts of the Group’s foreign exchange forward contracts outstanding amounted to $41,300 and $31,100 as of December 31, 2019 and March 31, 2019, respectively. The aggregate contracted Great Britain Pound (“GBP”) notional amounts of the Group’s foreign exchange forward contracts outstanding amounted to GBP 0 and GBP 0 as of December 31, 2019 and March 31, 2019, respectively. The outstanding forward contracts as of December 31, 2019 mature between one month and 37 months. As of December 31, 2019, we estimate that $47, net of tax, of the net (loss)/gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 37 months. The outstanding foreign exchange forward contracts in U.S. dollars as of December 31, 2019 are designated as in hedge relationship and there will be no impact on our statements of income due to a strengthening or weakening of 10% in the foreign exchange rates.

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

	Assets		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of December 31, 2019
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$155	$470	$101	$72
Total	$155	$470	$101	$72

*	The noncurrent and current portions of derivative assets are included in ‘Other Assets’ and ‘Prepaid Expenses and Other Current Assets,’ respectively, and the noncurrent and current portions of derivative liabilities are included in ‘Other Liabilities’ and ‘Accrued Expenses and Other Liabilities,’ respectively in the Consolidated Balance Sheet.

For more information on foreign currency translation adjustments and cash flow hedges and other derivative financial instruments, see Notes 6 and 7 to our consolidated financial statements for the three and nine months ended December 31, 2019.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting related to the preparation of the income tax provision described below.

Material Weakness in Internal Control Over Financial Reporting

In connection with management’s assessment of internal controls over financial reporting during the second quarter as part of the preparation of the Company’s income tax returns, we identified a material weakness related to the application of certain provisions of the Internal Revenue Code. Management has put in place a remediation plan to address the material weakness which includes engaging a prominent accounting firm with global tax expertise to assist in the final preparation of the Company’s March 31, 2019 tax return due January 15, 2020 and its quarterly provisions. During the third quarter, the prominent accounting firm was engaged to address the identified material weakness and continue to provide additional tax support to the Company going forward.  Management believes the remediation of the material weakness will be completed during the fourth quarter of the Company’s fiscal year ending March 31, 2020.

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

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to comply with the rules under the Sarbanes-Oxley Act related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. In connection with the review of our internal control and accounting procedures for the quarter ended September 30, 2019, our management identified a material weakness related to ineffective internal control over financial reporting related to the preparation of our income tax provision in accordance with the provisions of the Internal Revenue Code. During the quarter ended December 31, 2019, management has already put in place remediation plans to address the material weakness, including engaging a prominent accounting firm to assist in the final preparation of the Company’s March 31, 2019 tax return. Although management expects that the remediation of the material weakness will be completed during the fourth quarter of the Company’s fiscal year ending March 31, 2020, no assurances can be given that the material weakness will be timely resolved within the fourth quarter. In addition, if additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

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

MAJESCO

Date: February 10, 2020	By:	/s/ Adam Elster
Adam Elster, Chief Executive Officer (Principal Executive Officer)

Date: February 10, 2020	By:	/s/ Wayne Locke
Wayne Locke, Chief Financial Officer (Principal Financial and Accounting Officer)