Form 10-K
period 2020-03-31
Majesco
filed 2020-07-08
CIK 1626853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2020

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $62,683,162.

As of June 25, 2020, there were 43,294,679 shares of the registrant’s common stock outstanding, par value $0.002 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the fiscal year end of March 31, 2020

EXPLANATORY NOTE

This Annual Report on Form 10-K of Majesco (the "Company") for the fiscal year ended March 31, 2020 (this "Form 10-K") is being filed in reliance upon the extension provided by an order issued by Securities and Exchange Commission (the "SEC") dated March 25, 2020 under Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465) (the “Order”). On June 29, 2020, the Company filed a Current Report on Form 8-K (the “Current Report”) with the SEC stating its intent to rely on the Order to delay the filing of this Form 10-K until no later than 15 days after its original due date of June 29, 2020 because the Company was unable to meet the original filing deadline due to circumstances relating to COVID-19. Specifically, as a result of the global outbreak of COVID-19 and travel restrictions designed to contain the further spread of the virus, key personnel involved with the audit were unable to travel internationally to timely perform their procedures. Access to certain physical files located India required for the completion of this Annual Report was also delayed due to the lockdown in India. Furthermore, weather related events in India resulted in multiple Internet shut-downs which affected the preparation of the financial statements in a work from home environment. As a result of the foregoing, the Company was unable to timely complete this Annual Report for filing.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “will,” “might,” “projects,” “expects,” “plans,” “believes,” “anticipates,” “targets,” “intends,” “hopes,” “aims,” “can,” “should,” “could,” “would,” “goal,” “potential,” “approximately,” “estimate,” “pro forma,” “continue” or “pursue” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration plans; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

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

These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from those described in forward-looking statements contained herein include, but are not limited to:

●	our ability to achieve increased market penetration for our product and service offerings and obtain new customers;

●	our ability to raise future capital as needed to fund our growth and innovation plans;

●	growth prospects of the property & casualty and life & annuity insurance industry;

●	the strength and potential of our technology platform and our ability to innovate and anticipate future customer needs;

●	our ability to protect our intellectual property rights;

●	our ability to compete successfully against other providers and products;

●	our dependence on certain key customers and the risk of loss of these customers;

●	security breaches affecting our systems, software, applications, and products;

●	the unauthorized access, acquisition, disclosure, theft or compromise of proprietary or personal customer or consumer data and information;

●	the risk of telecommunication or technological disruptions;

●	our exposure to additional scrutiny and increased expenses as a result of being a public company;

●	our ability to identify and complete acquisitions, manage growth and successfully integrate acquisitions;

●	our financial condition, financing requirements and cash flow;

●	market expectations regarding our potential growth and ability to implement our short and long-term strategies;

●	uncertainties relating to the impact of COVID-19 on our business, operations and employees;

ii

●	the risk of loss of strategic relationships;

●	the success of our research and development investments;

●	changes in economic conditions, political conditions and trade protection measures and licensing requirements in the United States and in the foreign jurisdictions in which we operate;

●	changes in laws or regulations affecting the insurance industry in particular;

●	changes in tax laws, including to the international transfer pricing regime;

●	restrictions and changes in laws on immigration;

●	our inability to achieve sustained profitability;

●	our ability to obtain, use or successfully integrate third-party licensed technology;

●	our ability and cost of retaining and recruiting key personnel or the risk of loss of such key personnel;

●	any adverse outcome of legal proceedings that may be commenced against us;

●	the risk that our customers internally develop new competitive products; and

●	the impact of new accounting standards and changes we may need to make in anticipation or as a result of these standards.

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

Unless otherwise indicated or the context requires otherwise, references in this report to “we,” “our,” “us,” “Majesco,” “Group,” the “Company” and similar expressions refer to Majesco and its subsidiaries on a worldwide consolidated basis. All currency amounts in this Annual Report on Form 10-K are in thousands, except per share amounts, unless indicated otherwise.

Overview

Majesco is a global leader of cloud insurance software solutions for insurance business transformation. We provide technology, expertise, and leadership that helps insurers modernize, innovate and connect to build the future of their business and the insurance industry at speed and scale. We do this by providing technology that connects people and businesses to insurance in ways that are innovative, hyper-relevant, compelling and personal. In addition to the United States, we operate in Canada, Mexico, the United Kingdom, Malaysia, Singapore, Ireland and India. With our CloudInsurer® solutions, we offer cloud-based core insurance platforms, along with distribution management and data and analytics solutions. With our Digital1st® solutions we offer a cloud-native, digital engagement and a no code/low code microservices platform-as-a-service and an EcoExchange with an ecosystem of curated partners with apps that provide innovative data sources and capabilities. These solutions enable Property & Casualty/General Insurance (“P&C”), and Life, Annuities, Pensions and Group/Voluntary Benefits (“L&A and Group”) insurers, managing general agents (“MGAs”), brokers, reinsurers, greenfields and start-ups to modernize and optimize their businesses across the end-to-end insurance value chain, better comply with policies and regulations, innovate with new business models, enter new markets, and launch new products and services.

Using this portfolio of solutions including our core P&C, L&A and Group, LifePlus insurance platforms, data and analytics, distribution management and Digital1st® Insurance, our customers can respond to evolving market needs, growth and innovation opportunities and regulatory changes which enables agility, innovation and speed while improving the effectiveness and efficiency of their business operations.

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

Majesco Limited

Majesco Limited (“Majesco Limited”), a public limited company domiciled in India whose equity shares are listed on the BSE Limited (Bombay Stock Exchange) and the National Stock Exchange of India Limited, currently owns 74.2% of our issued and outstanding common stock.

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

In connection with the de-merger, 81.92% of Mastek’s then ownership interest in Majesco was transferred to a newly formed company in India, called Majesco Limited, which was spun-off from Mastek. Mastek continues to own a 4.66% indirect minority interest in Majesco through its wholly owned subsidiary, Mastek (UK) Ltd.

InsPro Technologies

On January 30, 2020 we entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of InsPro Technologies Corporation (OTCBB: ITCC) (“InsPro Technologies”) which is based in Eddystone, PA. InsPro Technologies is a software leader in the life and annuity insurance market and has experience in the accident & health, long term care, Medicare supplement market segments. The InsPro Enterprise platform is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business. InsPro Technologies processes over 15 million policies for some of the leading blue-chip insurance carriers and third-party administrators in the United States, including several customers who process more than a million policies each. The expertise, talent and experience that the InsPro Technologies team brings is critical to meeting the demands of today’s digital customer and reinforces Majesco’s commitment to creating a future of insurance that is agile, nimble and fast. InsPro Technologies also strengthens and supports Majesco’s strategy to continue leading the industry with innovative, cloud-based solutions that help carriers take advantage of current market opportunities.

The transaction was structured as a cash for stock merger and on April 1, 2020 pursuant to the Merger Agreement, InsPro Technologies merged into a wholly owned subsidiary of Majesco (the “Merger”). We paid approximately $11,400 as consideration for the Merger from available cash on hand.

Exaxe Acquisition

On November 27, 2018 we entered into a share purchase agreement (the “SPA”) for the acquisition of all the issued share capital (collectively, the “Securities”) of Exaxe Holdings Limited, a private limited company incorporated in Ireland (“Exaxe”). Exaxe is an EMEA (Europe, the Middle East and Africa) based cloud software leader in the life, pensions and wealth management segment.  Headquartered in Dublin, Ireland, Exaxe serves a growing list of top European individual life, pensions and wealth management insurers. This acquisition strengthened and expanded the Group’s software offerings in EMEA for the individual life, pensions and wealth management market while complementing the Group’s software and Group focused customer base in the UK. On November 27, 2018, we consummated the purchase of 90% of the Securities with an agreement to purchase, and the sellers agreement to sell to us, the remaining 10% of the Securities on August 1, 2019. As agreed, the transfer of the remaining 10% of the Securities was completed on August 1, 2019.

In consideration for the purchase of the Securities, on November 27, 2018, we paid the sellers EUR 6,392 (or approximately $7,252 at exchange rates in effect on November 27, 2018). In addition, we made an additional payment to the sellers of EUR 717 (or approximately $812 at exchange rates in effect on August 1, 2019) for the remainder of the Securities on August 1, 2019. We also agreed to make certain earnout payments to the sellers if certain adjusted EBITDA (as defined in the SPA) targets for Exaxe are met.

Cover-All Technologies Merger

On June 26, 2015, Cover-All Technologies Inc. (“Cover-All”), a provider of core insurance software and business analytics solution primarily focused on commercial lines for the P&C insurance industry, merged into Majesco, with Majesco as the surviving corporation.

Cover-All’s customers included insurance companies, agents, brokers and MGAs throughout the United States and Puerto Rico. Cover-All’s software solutions and services are designed to enable customers to introduce new products quickly, expand their distribution channels, reduce costs and improve service to their customers. Cover-All’s business analytics solution enables customers to leverage their information assets for real time business insights and for better risk selection, pricing and financial reporting.

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

Financial Statements Presentation

Our fiscal year ends March 31. Accordingly, references in this Annual Report on Form 10-K to “fiscal 2020” mean the fiscal year ended March 31, 2020, references to “fiscal 2019” mean the fiscal year ended March 31, 2019.

Business

We have been operating in the insurance industry for more than twenty-five years, successfully partnering with market leading insurance companies, large brokers, MGAs, startups, greenfields and reinsurers to enable them to modernize their business by replacing legacy systems in a private or public cloud environment, to keep and grow today’s business, optimize their business by implementing data and digital capabilities to protect and grow their customer base, and create their new business for tomorrow by launching new business models and innovative products, reach new markets and expand distribution channels to capture a new generation of customers.

We provide technology, expertise, and leadership that helps insurers modernize, innovate and connect to build the future of their business and the industry at speed and scale. We do this by providing technology that connects people and businesses to insurance in ways that are innovative, hyper-relevant, compelling and personal. Our portfolio of solutions enables our customers to respond to evolving market needs, growth and innovation opportunities and regulatory changes, which enables agility, innovation and speed while improving the effectiveness and efficiency of their business operations. We offer a portfolio of platform solutions for all lines of business and all tiers of insurers, MGAs, brokers and reinsurers. The portfolio includes core insurance platform solutions for policy, rating, underwriting, billing, claims, distribution management, digital, data and analytics and an ecosystem of partners with “apps” that provide access to innovative data sources and capabilities.

Long-term, strong customer relationships are a key component of our success given the long-term nature of our contracts and provide an opportunity for deeper relationships using our portfolio of solutions. They provide critical customer references for new sales. Our customers range from some of the largest global tier one insurers, brokers and reinsurers in the industry to mid-market insurers, MGAs, startups and greenfields across all lines of business. As of March 31, 2020, we served approximately 200 insurance companies on a worldwide basis. For fiscal 2019 we served approximately 200 insurance companies on a worldwide basis.

We generate revenue from our global software product led business, including cloud services, cloud subscription, license, support, insurance delivery and technology services. The software business is primarily driven through deployment on the cloud or on-premise deployment. Over the last few years we have seen a significant shift in demand for the cloud model over the on-premise model. The shift to cloud offers speed to value, including speed to implementation, speed to market and speed to revenue with low upfront investments for the customer. The revenues from the cloud model are driven by monthly subscriptions on deployment. The on-premise model generates revenues from the licensing of our proprietary software (perpetual or annual license fees) which includes base product support as well. Our portfolio of solutions offers rich, out-of-the-box content and capabilities that can be rapidly deployed on the cloud or on-premise and from which the customer can derive value on day one. The customer may also elect to engage Majesco for configuration and customer specific services work as needed for both modes of deployment. License fees, support and maintenance and cloud subscription fees are usually managed through multi-year agreements, typically over a period of five to seven years.

Insurance services revenues are primarily driven by professional services offered in delivery and technology areas to enable customer business transformation or help with specific requirements for a project.

For the past several years, we have:

●	released major version updates for the L&A and Group core software — Majesco Policy for L&A and Group, Majesco Billing for L&A and Group, Majesco Claims for L&A and Group;

●	released major version updates for P&C core software — Majesco Policy for P&C, Majesco Billing for P&C, and Majesco Claims for P&C;

●	released major version updates for Majesco Distribution Management;

●	launched and released a new version of Majesco Data and Analytics Platform;

●	released major updates to the Majesco CloudInsurer™ platform;

●	launched a major new solution portfolio, Majesco Digital1st Insurance™ inclusive of Majesco Digital1st Engagement ™, Majesco Digital1st EcoExchange™ and Majesco Digital1st Platform™;

●	added new partners, including a growing number of InsurTech data and solution partners as part of the EcoExchange™;

●	announced a strategic partnership with IBM to jointly offer a new cognitive, cloud-based platform to help insurance carriers worldwide create new services on IBM Cloud;

●	announced a strategic partnership with Capgemini to help L&A insurers transform their business and support their Third-Party Administration business;

●

announced a strategic partnership with Deloitte to help insurers implement core solutions and realize system consolidations, improved flexibility, quicker response to market and regulatory changes, and increased speed-to-market for new products;

●	transformed our platform and SaaS solutions to provide out-of-the-box rich content, pre-configured capabilities and seamless monthly software and content updates for all our solutions;

●	actively provided leadership, engagement and supported InsurTech, including active participation in a number of accelerators;

●	established a strong cloud-based core insurance customer base with 65 customers;

●	demonstrated a forward-thinking focus on the intersection of business and consumer technology trends relevant to the insurance industry and established ourselves as an industry thought leader through our published primary and secondary research / thought leadership reports that defines where the business is going rather than simply following;

●	cultivated and expanded our client base of over 200 customers across all tiers including 20 greenfield/start-ups; and

●	generated revenues of $146,445 and $141,307 in fiscal 2020 and fiscal 2019, respectively.

Overview of the Insurance Industry

The insurance industry is large, fragmented, highly regulated and complex and in the midst of profound change fueled by trends including people, technology and market boundaries that are converging and pushing a sometimes slow-to-adapt industry. The pace of change and disruption is creating leaps in innovation, challenging traditional business assumptions, operations, processes and products of the last 30 to 50 years. Increasing competition, emergence of InsurTech, emerging technologies, new customer behaviors and changing customer expectations are pushing insurers, MGAs, brokers and reinsurers to make their business more agile, drive speed to market for new products, reach new markets, expand channels and respond quickly to market changes in a new digital era of insurance.

In late 2018, A.M. Best released the results of a global insurance survey regarding insurers’ attitudes toward innovation. A key finding was that “nearly 9 out of 10 respondents from more than 450 insurance companies said that innovation was moderately to extremely critical to their organization’s success.” However, “only 25 percent of insurers said they were willing to significantly disrupt their current processes for innovation.

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

Our solutions support a two-speed strategy: Speed of Operations for the traditional business model with mature core systems and processes with incremental improvements and Speed of Innovation for agile, fast and minimum viable product (MVP) models to explore, test and learn new business opportunities. We provide core, digital and data insurance software solutions primarily via our managed cloud/SaaS model (private, public or hybrid) infrastructure and continue to offer our solutions via an on-premises license and support model, with the option to move to the cloud/SaaS model in the future. Our delivery and consulting services support our customers’ implementations and ongoing needs.

Our software solutions connect people and businesses to insurance in ways that are innovative, hyper-relevant, compelling and personal. These solutions are designed to provide insurance carriers with the core, digital and data capabilities required to effectively manage, grow and innovate their business at speed and scale to meet the fast-changing market dynamics and opportunities. Our solutions are comprised primarily of:

●	core insurance software platform solutions for all lines of business in the insurance industry;

●	digital engagement and microservices platform-as-a-service for the entire insurance business;

●	an ecosystem of partner “apps” that provide innovative data sources and capabilities to extend the core systems;

●	data and analytics platform including an enterprise data warehouse and business intelligence;

●	distribution management solutions to enable channel compensation and management; and

●	delivery and technology services that support business transformation implementations and ongoing support needs.

Technology Solutions

Majesco CloudInsurer® Solutions

We deliver cloud software platform solutions that support all lines of business for P&C, L&A and Group to enable growth and innovation strategies. These include:

●	Majesco P&C Core Suite inclusive of Majesco Policy for P&C, Majesco Billing for P&C and Majesco Claims for P&C;

●	Majesco L&A and Group Suite inclusive of Majesco Policy for L&A and Group, Majesco Billing for L&A and Group, and Majesco Claims for L&A and Group;

●	Majesco LifePlus Solutions inclusive of Majesco Life AdminPlus, Majesco Life IllustratePlus, Majesco Life DistributionPlus, and Majesco Life AdvicePlus;

●	Majesco Distribution Management; and

●	Majesco Insurance Data & Analytics Platform inclusive of Majesco Enterprise Data Warehouse.

Majesco Digital1st®Insurance Solutions

●	Majesco Digital1st® Platform is a SaaS insurance platform with pre-built insurance capabilities for both property/casualty and life and annuities.

●	Majesco Digital1st® Engagement is a next generation digital engagement beyond portal and mobile with insurance-specific content for personalized customer experience.

●	Majesco Digital1st® EcoExchange is a next generation partner ecosystem hub, using third-party services with a standard semantic layer for easy integration and a true “plug-and-play” environment for both traditional and InsurTech partners. EcoExchange differs from other industry offerings in that it works as an app store with application programming interface, or API-based services rather than as a code repository. Types of apps available through EcoExchange can range from a non-interactive service call all the way to a comprehensive solution that can orchestrate multiple provider services, including interactive conversations.

Our Growth Strategy

We aim to continue our leadership in insurance software platforms for growth and innovation. As a premier provider of modern technology solutions to support the current and future needs of the insurance industry, we provide expertise in insurance domain combined with innovative technology solutions to help the industry achieve a digital business transformation as the shift to the future of insurance gains momentum. We intend to expand our leadership as a provider of innovative, cloud insurance platform solutions that are growing in-line with the market, with expanding revenue, margin, customer base, market share and valuation. We have a multi-year growth strategy with a blend of organic, partnership, and M&A focus. The key elements of our strategy include:

●	P&C Market – P&C remains core to the Majesco success story; purposeful product investments and growth into new customers – traditional, start-ups and greenfields - expanding and deepening existing customer relationships through cross-sell and upselling existing customers by upgrading and moving them to the cloud.

●	L&A and Group Market – The L&A and Group market opportunity is significant. We believe there is no existing dominant competitor that supports both individual and group/voluntary benefits. We intend to proactively expand our customer base in North America and Europe as well as cross-selling to our existing customer base.

●	Digital True SaaS Market Opportunity – The rapid shift to true SaaS while initially small is the fastest growing opportunity for which Majesco Digital1st® Insurance offers a first-mover opportunity.	.

●	With increased focus on growth and innovation as indicated by AM Best and Standard & Poor’s’ rating evaluations, Majesco offers a differentiating growth and innovation platform that accelerates time to market opportunities for insurers to introduce new business models, new products and services and reach new markets rapidly – often in less than 12 weeks, which provides a test and lean cost-effective and scalable solution.

●	Expanded Partnerships – Strategic partnerships are key to unlocking Tier 1 and 2 customer opportunities while providing a cost-effective and scalable way to enter new markets. We will build on our existing partnerships with IBM, Capgemini and Deloitte and seek new strategic partnerships to extend our reach.

●	M&A – We completed the acquisition of InsPro Technologies on April 1, 2020 and will continue to look at M&A opportunities with a focus on strategic tuck-ins, IP, high growth, high multiple emerging opportunities with strong next gen strategic positions; or larger, more mature businesses with stable and compelling revenue and EBITDA projections that provide adjacencies or new marker spaces.

Our differentiators in the market are foundational to our growth strategy. These include:

●	People - Unparalleled industry expertise, domain knowledge and customer focus. We are busy creating the future of insurance and delivering innovation as quickly as insurers’ businesses and customers demand.

●	Technology - Recognized in the market for innovation and vision. Cloud, microservices API-enabled, rich content and functionality software solutions to help carriers transform complexity into simple experiences that make innovation faster and easier.

●	Expertise - As one of the first in the industry to move to the cloud we help insurers execute their digital transformation strategies.

●	Thought Leadership - We intend to continue to proactively strengthen our brand and reputation, enhance market awareness of our solutions, and thought leadership market position as a strategic partner for the insurance industry.

●	Partners - Major companies that are investing heavily in the insurance industry. We believe partnering with the best and brightest will only improve our ability to support our customers as they shape the future. As part of our digital solutions, it is essential that we also have technology partnerships with InsurTech and other insurance-related solutions. These relationships extend Majesco’s value and connect our clients with innovative capabilities and solutions that matter.

●	Customers – Strategic customer partnerships are foundational to our business. We will continue to enhance our customer-centric business model that deepens relationships, provides a single point of accountability and offers opportunities to extend the relationship with our solutions.

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

MajescoMastek®, Majesco®, Elixir®, Agile Technologies®, CloudInsurer®, Majesco CloudInsurer®, Digital1st®, Majesco Digital1st® and Cover-All® are trademarks of Majesco.

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

Major Customers

Our product line was in use in approximately 200 insurance companies worldwide as of March 31, 2020 and 2019. We did not have any customer(s) in fiscal 2020 and had one customer in fiscal 2019 contributing 10% or more of total revenues.

For fiscal 2020 and fiscal 2019 our top five customers generated approximately 21.0% and 28.6% of revenue, respectively. We expect that the top five customers will continue to account for a significant portion of revenue for the foreseeable future.

Backlog

As of March 31, 2020, we had unrecognized licenses, subscriptions, support services and professional services backlog of $109,800 which are expected to be recognized by March 31, 2021.

As of March 31, 2019, we had unrecognized licenses, subscriptions, support services and professional services backlog of $96,900, which we recognized as of March 31, 2020.

Research and Development

We continue to enhance the business and technical capabilities of our market leading solution portfolio for insurance carriers through consistent significant research and development (“R&D”) investment in core platform software, cloud, distribution, data, digital and services for innovative and scalable solutions. For fiscal 2020 we spent $19,068 on R&D compared to $19,399 in fiscal 2019.

The continued investments in R&D has enabled us to take our solutions-based offerings and transform them in to out of the box, ready to use solutions which today has significantly shortened the time to deploy and increased the speed to value for the customer. We intend to continue to invest in our future roadmap to further bolster our portfolio of offerings in line with the future of insurance.

Capital Expenditures

As a growing company, we have on-going capital expenditure needs based on our short term and long-term business plans. Although our requirements for capital expenses vary from time to time, for the next twelve months, we anticipate incurring capital expenditures of $4,000 to $5,000 for new business development activities and infrastructure enhancements.

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

Our future liquidity and capital resource requirements will depend on many factors, including, but not limited to, the following trends and uncertainties we face and those described in “Item 1A. Risk Factors”:

●	Our ability to generate cash is subject to general economic, financial, competitive and other factors beyond our control such as COVID-19 which may impact our operations, demands for services revenue and liquidity.

●	Our need to invest resources in product development in order to continue to enhance our current products, develop new products, attract and retain customers and keep pace with competitive product introductions and technological developments.

●	We experience competition in our industry and continuing technological changes.

●	Insurance companies typically are slow in making decisions and have numerous bureaucratic and institutional obstacles, which can make our efforts to attain new customers difficult.

●	We compete based on insurance knowledge, products, services, price, technological advances and system functionality and performance.

We do not expect for there to be a need for a change in the mix or relative cost of our sources of capital.

Employees

As of March 31, 2020, we had 2,403 full-time employees and no part-time employees on a worldwide basis. In addition, as of March 31, 2020, we actively received services from a total of 106 individuals in their capacities as independent contractors.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business

The global COVID-19 pandemic has adversely affected, and may in the future adversely affect, our business, results of operations and financial condition.

In December 2019, COVID-19 began to impact the population of Wuhan, China. The continued spread of COVID-19 globally has resulted in a widespread health crisis that is adversely affecting the global economy and financial markets. In light of the uncertain and rapidly evolving situation relating to COVID-19, we have taken precautionary measures intended to minimize the risk of COVID-19 to our employees, our customers, and the communities in which we operate, which could negatively impact our business. National, state and local authorities have recommended social distancing and imposed quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, although intended to protect the population, are having serious adverse impacts on domestic and foreign economies of uncertain severity and duration. As of the date of this Annual Report on Form 10-K, the COVID-19 outbreak has not caused material financial impact to our business. Financial impacts associated with the COVID-19 outbreak may include, but are not limited to, delays in critical development and commercialization activities and potential incremental costs associated with mitigating the effects of the outbreak, furloughs of employees disruption of supply chains, demand for our product and services, restrictions on the movement of employees, and a decline in value of assets held by us, including equipment. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the COVID-19 outbreak is ongoing, and its dynamic nature, including uncertainties relating to the ultimate spread of the virus, the severity of the disease, the duration of the outbreak and actions that may be taken by governmental authorities to contain the outbreak or to treat its impact, makes it difficult to accurately forecast any effects on our results of operations for 2021 and beyond.

As a result of COVID-19 and the measures designed to contain the spread of the virus, we may not have the materials or capacity to continue our development efforts according to our schedule. Further, there may be logistics issues, including our ability and to quickly resume operations, if necessary, and transportation demands that may cause further delays. While the disruptions and restrictions on the ability to travel, quarantines, and reduced operation as well as general limitations on movement are expected to be temporary, the duration of the disruption, and related financial impact, cannot be estimated at this time. Should the disruption continue for an extended period of time, the impact on the development and commercialization of our technology could have a material adverse effect on our results of operations and cash flows.

The macro-economic environment in the United States and abroad has adversely affected, and may in the future adversely affect, our ability to raise capital, which may potentially impact our ability to grow our operations.

The outbreak of COVID-19 has caused significant disruptions to the global financial markets, which could increase the cost of capital and could impact our ability to raise additional capital, which could negatively affect our liquidity in the future. If we are unable to raise funds as and when we need them, this may impact the Company’s strategic and growth initiatives. Therefore, unfavorable macroeconomic conditions, including as a result of COVID-19 and any resulting recession or slowed economic growth, could have a negative impact on our business. It is not possible at this time to estimate the impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain.

We depend on a small number of large customers and the loss of one or more major customers could have a material adverse effect on our business, financial condition and results of operations.

For fiscal 2020, we had one customer contributing 5.1% of total revenues and our top five customers, in the aggregate, generating approximately 21.0% of total revenues. We expect that our top five customers will continue to account for a significant portion of our revenues for the foreseeable future. For fiscal 2019, we had one customer contributing 12.4% of total revenues and our top five customers, in the aggregate, generating approximately 28.6% of total revenues. We have had in the past large customers terminate their relationship with us and it is possible that any of our large customers could decide to terminate their relationship with us in the future. The loss of one or more of our top five customers, or a substantial decrease in demand by any of those customers for our services and solutions, could have a material adverse effect on our business, results of operations and financial condition. Additionally, our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenues and lower average selling prices and gross margins, all of which could harm our operating results.

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

We are subject to data security and data privacy laws that are becoming more widespread, burdensome, and increasingly require notification of security breaches to affected individuals, regulators, customers, and other third parties. The occurrence of a security breach impacting our systems, software, applications, or products, or the claim that the Company has suffered such a security breach, whether accurate or not, could result in adverse publicity, loss of customer confidence, increased costs, lost sales and profits, criminal penalties, civil liabilities, and reputational harm. This could lead to the loss of current and potential customers. In addition, a security breach may require us to expend significant capital and other resources to respond to, remedy, mitigate, alleviate, and further protect against the security breach and related problems. We may also be required to make significant expenditures to repair our systems, software, applications, and products in the event that they are damaged or destroyed or if the delivery of our services to our customers is disrupted; this could result in harm to our business and operations. Further, we may not be able to remedy these problems in a timely manner, or at all. Even the perception that the privacy of proprietary or personal information is not satisfactorily protected or does not meet regulatory requirements or that our systems, software, applications, and products are unsecure or unstable could inhibit sales of our products or services and could limit adoption of our products and services. The insurance we carry may not provide coverage adequate to compensate us fully for losses that may occur or litigation that may be instituted against us in these circumstances.

Additionally, the U.S. Federal Trade Commission, other federal agencies and state consumer protection authorities have investigated and brought a number of enforcement actions against U.S. companies for alleged deficiencies in their data security practices, and they may continue to bring such actions. Investigations and enforcement actions, which may or may not be based upon actual cyber-attacks or security breaches, or other disclosures of personal or proprietary information, present an ongoing risk to us, could result in a loss of customers, damage to our reputation and monetary damages. Other liability could include claims, including class action claims, from customers or consumers alleging misrepresentation or violation of our privacy and data security practices, claims alleging violations of the California Consumer Privacy Act or similar statutes in consideration by other states, as well as claims alleging unfair and deceptive trade practices, negligence, or breach of contract. Any such liability could decrease our profitability and materially adversely affect our financial condition.

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

Our continued success is largely dependent on the personal efforts and abilities of our executive officers and senior management, including our Chief Executive Officer, our President and our executive management team. Our success also depends on our continued ability to attract, retain, and motivate key employees throughout our business. We are particularly substantially dependent on our skilled technical employees and our sales and customer service employees. Competition for skilled technical, sales and customer service professionals is intense and our competitors often attempt to solicit our key employees and may be able to offer them employment benefits and opportunities that we cannot. There can be no assurance that we will be able to continue to attract, integrate or retain additional highly qualified personnel in the future. In addition, our ability to achieve significant growth in revenue will depend, in large part, on our success in effectively training sufficient numbers of technical, sales and customer service personnel. New employees require significant training before they achieve full productivity. Our recent and planned hires may not be as productive as anticipated, and we may be unable to hire sufficient numbers of qualified individuals. If we are not successful in retaining our existing employees, or hiring, training and integrating new employees, or if our current or future employees perform poorly, growth in the sales of our services may not materialize and our business will suffer.

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

We cannot predict the frequency, size or timing of our acquisitions, as this will depend on the availability of prospective target opportunities at valuation levels, we find attractive and the competition for such opportunities from other parties. There can be no assurance that our acquisitions will have the anticipated positive results, including results related to: the total cost of integration; the retention of key personnel; the time required to complete the integration; the amount of longer-term cost savings; continued growth; or the overall performance of the acquired company or combined entity. We also may encounter difficulties in obtaining required regulatory approvals and unexpected contingent liabilities can arise from the businesses we acquire. Further, the asset quality or other financial characteristics of a business or assets we may acquire may deteriorate after an acquisition agreement is signed or after an acquisition closes, which could result in impairment or other expenses and charges which would reduce our operating results. Integration of an acquired business can be complex and costly. If we are not able to integrate successfully past or future acquisitions, there is a risk that results of operations could be adversely affected. To the extent that we grow through acquisitions, there is a risk that we will not be able to adequately or profitably manage this growth. In addition, we may sell or restructure portions of our business. Any divestitures or restructuring may result in significant expenses and write-offs, which would have a material adverse effect on our business, results of operations and financial condition, and may involve additional risks, including difficulties in obtaining any required regulatory approvals, the diversion of management’s attention from other business concerns, the disruption of our business and the potential loss of key employees. We may not be successful in addressing these or any other significant risks encountered in connection with any acquisition or divestitures we might make.

Inflation

Although we cannot accurately determine the amounts attributable thereto, our net revenues and results of operations have been affected by inflation experienced in the U.S., India and other economies in which we operate through increased costs of employee compensation and other operational expenses during fiscal 2020 and fiscal 2019. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. However, there can be no assurance that we will be able to fully offset such higher costs through price increases. Our inability or failure to offset such higher costs could harm our business, financial condition and results of operations.

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

The implementation and testing of our products by our customers takes several months or longer and unexpected implementation delays and difficulties can occur. Implementing our products typically involves integration with our customers’ systems, as well as adding their data to our system. This can be complex, time-consuming and expensive for our customers and can result in delays in the implementation and deployment of our products. The lengthy and variable implementation cycle may also have a negative impact on the timing of our revenues, causing our revenues and results of operations to vary significantly from period to period. The impact of COVID-19 could further impact these timelines.

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

We provide our customers with upfront estimates regarding the duration, budget and costs associated with the implementation of our products. Failing to meet these upfront estimates and the expectations of our customers for the implementation of our products could result in a loss of customers and negative publicity regarding us and our products and services, which could adversely affect our ability to attract new customers and sell additional products and services to existing customers. Such failure could result from our product capabilities or service engagements by us, our system integrator partners or our customers’ IT employees. The consequences could include and have included: monetary credits for current or future service engagements, reduced fees for additional product sales, and a customer’s refusal to pay their contractually obligated license, maintenance or service fees. In addition, time-consuming implementations may also increase the amount of services personnel we must allocate to each customer, thereby increasing our costs and adversely affecting our business, results of operations and financial condition.

If we are unable to develop, introduce and market new and enhanced versions of our products, we may be put at a competitive disadvantage.

Our success depends on our continued ability to develop, introduce and market new and enhanced versions of our products to meet evolving customer requirements. However, we cannot assure you that this process can be maintained. If we fail to develop new products or enhancements to our existing products, our business could be adversely affected, especially if our competitors are able to introduce products with enhanced functionality. We plan to continue our investment in product development in future periods. It is critical to our success for us to anticipate changes in technology, industry standards and customer requirements and to successfully introduce new, enhanced and competitive products to meet our customers’ and prospective customers’ needs on a timely basis. However, we cannot assure you that revenues will be sufficient to support the future product development that is required for us to be competitive. Although we may be able to release new products in addition to enhancements to existing products, we cannot assure you that our new or upgraded products will be accepted by the market, will not be delayed or canceled, will not contain errors or “bugs” that could affect the performance of the products or cause damage to users’ data, or will not be rendered obsolete by the introduction of new products or technological developments by others. If we fail to develop products that are competitive in technology and price and fail to meet customer needs, our market share will decline, and our business and results of operations could be harmed.

We may be subject to significant liability claims if our core system software fails and the limitation of liability provided in our agreements may not protect us, which may adversely impact our financial condition.

Most of our agreements with our customers contain provisions designed to limit our exposure to potential liability claims. It is possible, however, that the limitation of liability provisions contained in such agreements may not be enforced as a result of international, federal, state and local laws or ordinances or unfavorable judicial decisions. Breach of warranty or damage liability or injunctive relief resulting from such claims could have a material and adverse impact on our results of operations and financial condition.

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

To address demand trends in the insurance industry, we now offer customers the use of our software products through a cloud-based offering in addition to our on-premises offering. Our software and cloud services involve the storage and transmission of data, including in some cases, personal data, and security breaches could result in the loss of this information, which in turn could result in litigation, breach of contract claims, indemnity obligations and other liabilities for us. In addition, market acceptance of our cloud-based offerings may be affected by a variety of factors, including but not limited to price, security, reliability, performance, customer preference, public concerns regarding privacy and the enactment of restrictive laws or regulations. Whether our product development efforts or business model transition will prove successful and accomplish our business objectives is subject to numerous uncertainties and risks, including but not limited to: customer demand, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, tax and accounting implications, and our costs. In addition, the metrics we and our investors use to gauge the status of our business model transition may evolve as significant trends emerge. If we are unable to successfully establish our current and new cloud offerings in light of the foregoing risks and uncertainties, our reputation could suffer and our results of operations could be harmed, which may cause our stock price to decline.

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

We have contractual obligations to provide service level credits to almost all of our application services provider (“ASP”) customers against future invoices in the event that certain service disruptions occur. Furthermore, customers may terminate their ASP agreements with us as a result of significant service interruptions, or our inability, whether actual or perceived, to provide our services and solutions at the contractually required levels or at any time. If our services are unavailable, or customers are dissatisfied with our performance, we could lose customers, our revenue and profitability would decrease, and our business operations or financial position could be harmed. In addition, the software and workflow processes that underlie our ability to deliver our services and solutions have been developed primarily by our own employees and consultants. Malfunctions in the software we use, or human error could result in our inability to provide services or cause unforeseen technical problems. If we incur significant financial commitments to our customers in connection with our failure to meet service level commitment obligations, we may incur significant liability and our liability insurance and revenue reserves may not be adequate. In addition, any loss of services, equipment damage or inability to meet our service level commitment obligations could reduce the confidence of our customers and could consequently impair our ability to obtain and retain customers, which would adversely affect both our ability to generate revenue and our operating results

We operate in a price sensitive market and we are subject to pressures from customers to decrease our fees for the services and solutions we provide. Any reduction in price would likely reduce our margins and could adversely affect our operating results.

The competitive market in which we conduct our business could require us to reduce our prices. If our competitors offer discounts on certain products or services in an effort to recapture or gain market share or to sell other products, we may be required to lower our prices or offer other favorable terms to compete successfully. Any of these changes would likely reduce our margins and could adversely affect our operating results. Some of our competitors may bundle products and services that compete with us for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. In addition, many of the services and solutions that we provide, and market are not unique to us and our customers and target customers may not distinguish our services and solutions from those of our competitors. All of these factors could, over time, limit or reduce the prices that we can charge for our services and solutions. If we cannot offset price reductions with a corresponding increase in the number of sales or with lower spending, then the reduced revenue resulting from lower prices would adversely affect our margins and operating results.

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

If we are unable to quickly react to changes in insurance laws and similar regulation in the jurisdictions in which we operate and update our products on a frequent basis, our customer base (as well as end-user base), revenue and profitability will be adversely affected. Such updates require significant investment, which may come at a cost.

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

We may be subject to litigation in our day to day operations, including, among other things, as a result of contract breaches, data security breaches and litigation relating to our employees such as workers’ compensation, wage and other employment matters. While we maintain general liability insurance, cyber security insurance and other insurance and, in certain circumstances, attempt to contractually limit our liability for damages arising from our provision of services, there can be no assurance that our insurance policies will cover any such claims, that such claims will not exceed insurance limits under our current policies or that our contract provisions will be enforceable in all circumstances or in all jurisdictions. Furthermore, litigation could result in substantial costs or divert management’s attention and resources from our operations and result in negative publicity and therefore adversely affect our business including our ability to maintain and grow our customer base.

Our global operations are subject to complex risks, some of which might be beyond our control.

We have offices and operations in various countries around the world and provide services and solutions to clients globally. For fiscal 2020, approximately 89.3% of our revenues were attributable to the North American region, approximately 5.7% were attributable to the European region, and approximately 4.9% were attributable to the rest of the world, primarily the Asia-Pacific region. If we are unable to manage the risks of our global operations, including regulatory, economic, political and other uncertainties, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters and multiple legal and regulatory systems, our results of operations could be adversely affected.

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

A portion of our assets and operations are located outside of the United States and we are subject to regulatory, tax, economic, political and other uncertainties in other foreign countries in which we operate.

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

Several of our operating subsidiaries are located outside the United States, including India, Singapore, Malaysia, the United Kingdom, Canada and Ireland and a number of our officers, directors and executive management reside abroad. A portion of our assets are located in countries outside the United States. As a result, you may be unable to effect service of process upon our affiliates who reside outside the United States except in their jurisdiction of residence. In addition, you may be unable to enforce outside of the jurisdiction of these affiliates’ residence judgments obtained against these individuals or entities in courts of the United States, including judgments predicated solely upon the federal securities laws of the United States. You may also have difficulty gaining access to assets of us or our affiliates located outside the United State to the extent necessary to satisfy a judgment against us or one of our affiliates. In particular, should you seek to enforce a judgment of a United States court against us or one of our affiliates, directors or officers in a jurisdiction outside the United States, you may be unable to obtain recognition or enforcement of some or all of the amount of damages or other remedies awarded by the United States court. You may also be required to comply with laws or regulations applicable to relevant jurisdiction governing the repatriation of any money damages recovered from a court in such jurisdiction to the United States or another country.

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

Immigration and work permit laws and regulations in the United States, the United Kingdom, and other countries are subject to legislative and administrative changes as well as changes in the application of standards and enforcement. Immigration and work permit laws and regulations can be significantly affected by political forces and levels of economic activity. Our international expansion strategy and our business, results of operations, and financial condition may be materially adversely affected if changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations impair our ability to staff projects with professionals who are not citizens of the country where the work is to be performed. The recently issued presidential proclamation on immigration in the US, could impact the scheduling and deployment of our global resources disrupting certain of our operations and ability to service our clients on premise and, if prolonged, could have an adverse effect on our business and could require to make changes in our personnel and cost structure, all of which could affect our financial condition and results of operations.

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

We generally allow in our agreements with our customers to place source code for our proprietary software in escrow. In most of those cases, the escrowed source code may be made available to such customers in the event that we were to file for bankruptcy or materially fail to support our products in the future. Release of our source code upon any such event may increase the likelihood of misappropriation or other misuse of our software; however, such customers would still be obligated to comply with the terms of our license agreements with them, which restricts the use of the software.

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

We cannot be sure that our services and solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of others. Third parties may assert against us or our customers claims alleging infringement of patent, copyright, trademark, or other intellectual property rights to technologies or services that are important to our business. Infringement claims could harm our reputation, cost us money and prevent us from offering some services or solutions. In our contracts, we generally agree to indemnify our clients for certain expenses or liabilities resulting from potential infringement of the intellectual property rights of third parties. In some instances, the amount of our liability under these indemnities could be substantial. Any claims that our products, services or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, may result in significant costs in defending and resolving such claims, and may divert the efforts and attention of our management and technical personnel from our business. In addition, as a result of such intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:

●	pay third-party infringement claims;

●	discontinue using, licensing, or selling particular products subject to infringement claims;

●	discontinue using the technology or processes subject to infringement claims;

●	develop other technology not subject to infringement claims, which could be costly or may not be possible; and/or

●	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms.

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

We expect that the risk of infringement claims against us will increase if our competitors are able to obtain patents or other intellectual property rights for software products and methods, technological solutions, and processes. We may be subject to intellectual property infringement claims from certain individuals or companies who have acquired patent portfolios for the primary purpose of asserting such claims against other companies. The risk of infringement claims against us may also increase as we continue to develop and license our intellectual property to our clients and other third parties. Any infringement claims or litigation against us could have a material adverse effect on our business, results of operations and financial condition.

Some of our products may incorporate open source software, which may expose us to potential claims or litigation.

Some of our products may incorporate software licensed under so-called “open source” licenses, including, but not limited to, the GNU General Public License and the GNU Lesser General Public License. We use our methodology to ensure that our proprietary software is not combined with, and does not incorporate, open source software in ways that would require our proprietary software to be subject to an open source license. However, few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. The usage of open source software may subject us to claims from others seeking to enforce the terms of an open source license, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software. Such claims could also result in litigation and may require us to devote additional research and development resources to change our products, any of which could reduce or diminish the value of our products and have a negative effect on our business and operating results.

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

We will remain an emerging growth company until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the preceding three-year period and (d) the last day of our fiscal year containing the fifth anniversary of the date on which shares of our common stock were offered in connection with the completion of our merger with Cover-All, which will be March 31, 2021.

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

Our compliance with Section 404 of the Sarbanes-Oxley Act may require that we incur substantial accounting expense and expend significant management efforts. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal control over financial reporting is effective. In connection with management’s assessment of internal controls over financial reporting during the second quarter as part of the preparation of the Company’s income tax returns, we identified a material weakness related to the application of certain provisions of the Internal Revenue Code. Management has put in place a remediation plan to address the material weakness as further set forth in Item 9A.  Although we have put in place a plan to remediate our material weakness and expect it to be fully remediated by second quarter of our 2021 fiscal year, we cannot assure you that there will not be new material weaknesses or significant deficiencies in its internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the value of our common stock could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Majesco Limited owns 74.2% of our issued and outstanding common stock. As a result, we are a “controlled company” within the meaning of the NASDAQ corporate governance standards. Under the NASDAQ rules, a controlled company is a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. A controlled company may elect not to comply with certain NASDAQ corporate governance requirements, including the requirements that:

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

We may be required to make certain earnout payments during the years ended December 31, 2020 and 2021 pursuant to the terms of the Exaxe acquisition. The entire earnout amount, less any portion already paid, will become due and payable upon a sale of beneficial interests in a majority of the outstanding shares of Exaxe or its subsidiary or a sale or other disposal in whole or substantial part of the undertaking or assets of Exaxe or its subsidiary before the end of the earnout period. We will also be restricted from making certain changes to the business of Exaxe, or diverting or redirecting Exaxe’s orders, revenue, customers, clients, suppliers or employees during the earnout period.

The transformation of our business from primarily selling solutions, which required a lot of implementation services and customizations to ready out of the box offerings, may result in seasonality of revenue.

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

While our common shares trade on the Nasdaq Global Market, our stock is thinly traded, and investors may have difficulty in selling their shares. The low trading volume of our common stock is outside of our control, and may not increase in the near future or, even if it does increase in the future, may not be maintained. Brokers effecting transactions in our common stock may also be subject to additional sales practice requirements under certain Exchange Act rules, including making inquiries into the suitability of investments for each customer or obtaining a prior written agreement for the specific stock purchase. Because of these additional obligations, some brokers will not affect transactions in our common stock.

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

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. Furthermore, if one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to expand our business with existing customers and attract new customers.

Future sales and issuances of our securities could result in dilution of the percentage ownership of our shareholders and could cause our share price to fall.

To the extent we raise additional capital by issuing equity securities, our shareholders may experience dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights superior to our existing shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease office space in the United States, Canada, the United Kingdom, Malaysia, Singapore, India and Ireland. We lease approximately 31,030 square feet in the United States; approximately 110 square feet in Canada; approximately 3,893 square feet in Malaysia; approximately 200 square feet in Singapore; approximately 190 square feet in the United Kingdom; approximately 206,066, square feet in India; and approximately 4,000 square feet in Ireland.

Our corporate headquarters are located in Morristown, New Jersey, where we lease 31,030 square feet of office space under a lease agreement that was amended in October 2015 and terminates in July 2021. The initial lease terms for our other spaces that we currently occupy are generally three to ten years. We do not own any real property. We believe that our existing facilities are adequate for our current and expected future needs. We may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe that appropriate alternative space is readily available on commercially reasonable terms.

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

Record Holders

As of June 25, 2020, we had 85 shareholders of record. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in street name or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

Dividends

We did not declare or pay any cash dividend on our common stock during fiscal 2020 or fiscal 2019. We do not expect to pay dividends on our shares of common stock in the foreseeable future. Instead, it is expected that we will continue to retain any earnings to finance the development and expansion of our business and will not pay any cash dividends on our common stock. Any future determination to pay dividends on shares of common stock will be at the discretion of our Board of Directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, capital requirements, contractual restrictions, restrictions imposed by applicable law and other factors that our Board of Directors deems relevant.

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

PERFORMANCE GRAPH

The graph below compares the cumulative total stockholder returns (including reinvestment of dividends) from the period from June 29, 2015 through March 31, 2020 on an investment of $100 in (i) our common stock, (ii) the Russell 2000 Index and (iii) the S&P North American Technology Software Index. You should be aware that historical results are not necessarily indicative of future performance.

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

This performance graph shall not be deemed “soliciting material” or to be filed with the SEC for purposes of Section 18 under the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings.

Cumulative Performance

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information for this item.

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

Long-term, strong customer relationships are a key component of our success given the long-term nature of our contracts, opportunity for deeper relationships with our portfolio of solutions, and the importance of customer references for new sales. Our customers range from some of the largest global tier one insurance carriers in the industry to mid-market insurers, MGAs, startups and greenfields, including specialty, mutual and regional carriers. As of March 31, 2020, we served approximately 200 insurance companies on a worldwide basis.

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

Fiscal 2020 Highlights

A few of our highlights of fiscal 2020 were:

●	Revenues of $146,445 with a gross profit of 48.9% of revenue;

●	$19,068 (13.0% of revenue) in R&D expenses;

●	$42,340 (28.9% of revenue) in sales, general and administrative expenses;

●	Net income of $9,680; and

●	Adjusted EBITDA of $17,963 representing 12.3% of revenue.

Use of Non-GAAP Financial Measures

In evaluating our business, we consider and use EBITDA as a supplemental measure of operating performance. We define EBITDA as earnings before interest, taxes, depreciation and amortization. We present EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We define Adjusted EBITDA as EBITDA before equity-based compensation, reversal of accrual for contingent consideration liability and transaction costs related to acquisitions.

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

For an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for fiscal 2020 and fiscal 2019, see “— Results of Operations — Fiscal Year Ended March 31, 2020 Compared to Fiscal Year Ended March 31, 2019 — Adjusted EBITDA”.

Exaxe Acquisition

On November 27, 2018 we entered into a share purchase agreement (the “Exaxe Agreement”) for the acquisition of all the issued share capital of Exaxe Holdings Limited, a private limited company incorporated in Ireland. Exaxe is an EMEA (Europe, the Middle East and Africa) based cloud software leader in the life, pensions and wealth management segment.  Headquartered in Dublin, Ireland, Exaxe serves a growing list of top European insurers. This acquisition will strengthen and expand our software offerings in EMEA for the individual life, pensions and wealth management market while complementing the Group’s software and Group focused customer base in the UK. On November 27, 2018, we consummated the purchase of 90% of the securities of Exaxe in consideration for EUR 6,392 (or approximately $7,252 at exchange rates in effect on November 27, 2018), and on August 1, 2019, we purchased the remaining 10% of the securities of Exaxe in consideration for EUR 717 (or approximately $812 at exchange rates in effect on August 1, 2019).

We also agreed to make certain earnout payments to the sellers if certain adjusted EBITDA (as defined in the Exaxe Agreement) targets for Exaxe are met. If adjusted EBITDA for Exaxe for the period of January 1, 2019 through December 31, 2019 is at least equal to 75% of the adjusted EBITDA target for such year, we have agreed to pay EUR 625 (or approximately $691 at exchange rates in effect on March 31, 2020) to the sellers and an additional EUR 25 (or approximately $27 at exchange rates in effect on March 31, 2020) for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed EUR 1,250 (or approximately $1,364 at exchange rates in effect on March 31, 2020).

If adjusted EBITDA for Exaxe for the period of January 1, 2020 through December 31, 2020 is at least equal to 75% of the adjusted EBITDA target for such year, we have agreed to pay EUR 750 (or approximately $829 at exchange rates in effect on March 31, 2020) to the sellers and an additional EUR 30 (or approximately $904 at exchange rates in effect on March 31, 2020) for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed EUR 1,500 or approximately $1,659 at exchange rates in effect on March 31, 2020).

If adjusted EBITDA for Exaxe for the period of January 1, 2021 through December 31, 2021 is at least equal to 75% of the adjusted EBITDA target for such year, we have agreed to pay EUR 875 (or approximately $967 at exchange rates in effect on March 31, 2020) to the sellers and an additional EUR 35 (or approximately $39 at exchange rates in effect on March 31, 2020) for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed EUR 1,750 or approximately $1,935 at exchange rates in effect on March 31, 2020). In lieu of being paid to the sellers, a portion of these earn-out payments will be paid to key employees as bonuses if they remain employed by Exaxe at the earnout payment date. We may also withhold 15% of any earnout payment if a seller who is a key employee leaves the employment of Exaxe prior to the end of the earnout period (other than due to death, serious illness, compassionate grounds, by mutual agreement or termination for cause or misconduct). We will also be entitled to withhold and off set against any earnout payment such amounts due and payable or which may become due and payable by the sellers to us with respect to claims under the agreement and related transaction documents.

For the year ended March 31, 2020 we determined with the sellers of Exaxe that the year one earn-out targets under the Exaxe Agreement were not met and that no earn-out was payable to the sellers towards the year one earn-out. Accordingly, the accrued deferred payment for year one has been reversed in the consolidated statements of income during the year ended March 31, 2020 and disclosed as a separate line item in income from operations for the fiscal year. During the fiscal year ended March 31, 2020, we reviewed again the future business projections of Exaxe based on the impact of COVID-19.  During this exercise it was determined that one of the major customers of Exaxe in the business of selling door to door insurance was impacted significantly by the pandemic, which would have a negative impact on Exaxe’s engagement with this customer going forward. Based on the circumstances, it was determined that Exaxe would not be able to meet the full earn out targets for the remaining two years. We carried out a fair valuation of the contingent consideration liability and reversed a further EUR 1,339 (approximately $1,473 at exchange rates in effect on November 27, 2018). The total gain attributable to changes in the estimated contingent consideration payable for the acquisition of Exaxe was $2,832 for the year ended March 31, 2020.

The entire earnout amount of EUR 4,500 (or approximately $4,976 at exchange rates in effect on March 31, 2020) (less any portion already paid/adjusted) will become due and payable upon a sale of beneficial interests in a majority of the outstanding shares of Exaxe or its subsidiary or a sale or other disposal in whole or substantial part of the undertaking or assets of Exaxe or its subsidiary before the end of the earnout period. The contingent consideration payable for the acquisition of the stock of Exaxe was $1,599 at March 31, 2020 and $4,431 at March 31, 2019. The long-term contingent consideration has been reported at its fair value.

We will also be restricted from making certain changes to the business of Exaxe, or diverting or redirecting Exaxe’s contracts/orders, revenue, customers, clients, suppliers or employees during the earn out.

In connection with the transaction, on November 27, 2018, Exaxe Limited, a subsidiary of Exaxe, entered into employment agreements with each of Norman Carroll (the Chief Executive Officer of Exaxe) and Philip Naughton (the Executive Director – Business Development of Exaxe) pursuant to which Norman Carroll and Philip Naughton will act as SVP Ireland/UK Operations and Executive Director Business Development of Exaxe Limited, respectively. We granted Norman Carroll and Philip Naughton stock options awards with respect to such number of shares of our common stock having an aggregate value of EUR 1,000 (or approximately $1,134 at exchange rates in effect on November 27, 2018) pursuant to our 2015 equity incentive plan.

In addition, in connection with the transaction, we entered into a lease agreement with certain sellers (including Norman Carroll and Philip Naughton) for certain real property facilities leased by Exaxe Limited.

Recent Developments

InsPro Technologies Acquisition

As noted earlier in this Annual Report on Form 10-K, the Company acquired InsPro Technologies on April 1, 2020 through a cash for stock merger.

Inflation

Although we cannot accurately determine the amounts attributable thereto, our net revenues and results of operations have been affected by inflation experienced in the U.S., Indian and other economies in which we operate through increased costs of employee compensation and other operational expenses during fiscal 2020 and fiscal 2019. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. However, there can be no assurance that we will be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Currency Fluctuations

We are affected by fluctuations in currency exchange rates with respect to our contracts.

We hedge a substantial portion of our foreign currency exposure. For more information, see “— Quantitative and Qualitative Disclosures About Market Risk.”

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, valuation allowance for deferred tax assets, and goodwill.

Revenue Recognition

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

In addition, we have made further investments to create a robust and market-leading cloud platform that is well positioned to take advantage of significant opportunities in the insurance marketplace. We invoice customers a subscription-based fee for our cloud platform. Revenue from subscription fees is recognized ratably over the life of the contract.

Time and Material Contracts — Professional services revenue consists primarily of revenue received for assisting with the implementation of our software, on-site support, and other professional consulting services. In determining how professional services revenue should be accounted, we review the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our implementation services and whether milestones or acceptance criteria exist that affect the realization of the services rendered. For all of our professional services arrangements that are billed on a time and materials basis revenue is recognized as the services are rendered as per the agreement. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Payments received in advance of rendering professional services are deferred and recognized when the related services are performed. Work performed and expenses incurred in advance of invoicing are recorded as unbilled receivables. These amounts are billed in the subsequent month.

Fixed Price Contracts — For Professional services that are performed under a fixed price contract against measurable delivery milestones revenues are recognized using the percentage of completion method. Under the percentage-of completion method, which is deemed a significant estimate by the Company, revenue recognized is equal to the ratio of costs expended to date to the anticipated total contract costs, based on current estimates of costs to complete the project. If there are milestones or acceptance provisions associated with the contract, the revenue recognized will not exceed the most recent milestone achieved or acceptance obtained. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized in the current period.

License Contracts - For arrangements that do not qualify for separate accounting for the license and professional services revenues that include milestones or customer specific acceptance criteria that may affect collection of the software license fees or where payment for the software license is tied to the performance of professional services, software license revenue is generally recognized together with the professional services revenue using the percentage-of-completion method as explained above. This is mainly relevant for the legacy versions of the Majesco platform which required heavy implementation/customization work to be performed and maintained for the software to operate as desired. However, with the new version of the software which is a single package out of the box product, rich in functionality and content with easy and seamless upgrade capabilities, our obligation is now limited to the deployment of the contracted product on the environment for which it was sold. Revenues for license fees for sales of our out-of-the-box product offerings is recorded at the time of delivery.

Sales Commissions – In accordance with our compensation policy we pay one-time sales commissions for new business generated related to professional services contracts and subscription and subscription services. The majority of our commissions incurred in fiscal years 2020 and 2019 related to professional services contracts. Substantially all of our professional services contracts have durations of one year or less and as such commissions for these contracts are expensed as incurred. Commission costs related to subscription contracts were de minimus in 2020 and 2019 and expensed as incurred.

Revenue is shown net of applicable service tax, sales tax, value added tax and other applicable taxes. We have accounted for reimbursements received for out of pocket expenses incurred as revenues in the Consolidated Statements of Income.

Goodwill

Goodwill represents the cost of the acquired businesses in excess of the estimated fair value of assets acquired, identifiable intangible assets and liabilities assumed. Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually or as circumstances warrant. If impairment is indicated and carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, then goodwill is written down. There are no indefinite-lived intangible assets.

Intangible assets other than goodwill are amortized over their estimated useful lives on a straight-line basis. The estimated useful life of an identifiable intangible asset is based on a number of factors, including the effects of obsolescence, demand, competition, the level of maintenance expenditures required to obtain the expected future cash flows from the asset and other economic factors (such as the stability of the industry, known technological advances, etc.).

Impairment of Long-Lived Assets and Intangible Assets

We review long-lived assets and certain identifiable intangible assets subject to impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During this review, we re-evaluate the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. If impairment exists, we adjust the carrying value of the asset to fair value, generally determined by a discounted cash flow analysis. There were no impairments recorded in fiscal years 2020 or 2019.

Results of Operations

Fiscal Year Ended March 31, 2020 Compared to Fiscal Year Ended March 31, 2019

The following table summarizes our consolidated statements of operations for fiscal 2020 and fiscal 2019 including as a percentage of revenues:

	Fiscal Years Ended
(U.S. Dollars; dollar amounts in thousands):	March 31, 2020%		March 31, 2019%
Total revenue	$146,445		$141,307
Total cost of revenues	74,804	51%	72,480	51%
Total gross profit	71,641	49%	68,827	49%
Operating expenses:
Research and development expenses	19,068	13%	19,399	14%
Selling, general and administrative expenses	42,340	29%	39,702	28%
Merger and acquisition expenses	725	0%	444	0%
Gain on reversal of accrued contingent consideration liability	(2,832)	2%	(835)	1%
Total operating expenses	59,301	44%	58,710	42%
Income (loss) from operations	12,340		10,117
Interest income	616	0%	104	0%
Interest expense	(350)		(450)
Other income, net	1,225	1%	441	0%
Income before provision for income taxes	13,831	9%	10,212	7%
Income taxes	4,151		3,547
Net income	$9,680	7%	$6,665	5%

The following table represents revenues by each subsidiary and corresponding geographical region:

	Fiscal years ended
(U.S. dollars; dollar amounts in thousands):	March 31, 2020%		March 31, 2019%
Geography: North America
Legal Entity
Majesco	$39,431	27%	$43,382	31%
Majesco Software and Solutions Inc.	91,093	62%	58,730	42%
Cover-All Systems Inc.	—	0%	19,571	14%
Majesco Canada Ltd., Canada	284	0%	617	0%
	$130,808	89%	$122,300	87%
Geography: Europe
Legal Entity:
Majesco UK Limited, UK	$3,732	3%	$6,299	4%
Exaxe Limited	4,680	3%	3,482	2%
	$8,412	6%	$9,781	7%
Geography: Other
Legal Entity:
Majesco Sdn. Bhd., Malaysia	$4,783	3%	$5,949	4%
Majesco Asia Pacific Pte. Ltd., Singapore	423	0%	1,299	1%
Majesco Software and Solutions India Private Limited, India	2,018	1%	1978	1%
	$7,225	5%	$9,226	7%
Total Revenues	$146,445		$141,307

Comparison of Fiscal Years Ended March 31, 2020 and 2019

Revenues

Revenues for fiscal 2020 were $146,445 compared to $141,307 for fiscal 2019, representing a 3.6% year on year growth. The 3.6% increase in revenue was driven by expansion within existing accounts, new logos and the full year impact of the acquisition of Exaxe. The revenue mix continued to shift with the cloud business gaining momentum over the on-premise model. Total product led revenues increased 33.2% and cloud subscriptions increased 34.8% over the previous year. However, revenues from professional services declined 10.7% on a year over year basis due to our products becoming more robust with shorter implementation periods and faster time to market and value for the customer.

Gross Profit

Gross profit was $71,641 (48.9% of revenues) for fiscal 2020 compared with $68,827 (48.7% of revenues) for fiscal 2019. The additional margins from growing product revenues were somewhat mitigated by inflationary impact to the business, investments being made to scale the business and challenges in the international segment of the business.

Operating Expenses

Operating expenses were $59,301 for fiscal 2020 compared to $58,710 for fiscal 2019. We continued to invest in sales and marketing as well as research and development. Operating expenses increased to 40.5% of revenues in fiscal 2020 from 41.5% in fiscal 2019 due to an increase in selling, general and administrative expenses from 28.9% in fiscal 2019 to 29.6% in fiscal 2020. The increase in selling and general expenses was driven by one-time expenses related to our customer conference, investments in operations with new IT systems, the appointment of new auditors and tax consultants as well as the year to date impact of new management hires.

Income from Operations

Income from operations was $12,340 for fiscal 2020 compared to $10,117 for fiscal 2019. As a percentage of revenues, income from operations was 8.4% for fiscal 2020 compared to a 7.2% for fiscal 2019.

Other Income

Other income, net was $1,225 for fiscal 2020 compared to $441 for fiscal 2019. The income was primarily due to an exchange gain on account of a change in currency exchange rates.

Tax Provision

The tax charge was $4,151 and $3,547 for fiscal 2020 and fiscal 2019, respectively.

Net Income

Net income was $9,680 for fiscal 2020 compared to net income of $6,665 for fiscal 2019. Income per share, basic and diluted, was $0.22 and $0.21, respectively, for fiscal 2020, compared to income per share, basic and diluted, of $0.19 and $0.18, respectively, for fiscal 2019.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP metric, was $17,963 for fiscal 2020 compared to $17,017 for fiscal 2019. We define Adjusted EBITDA as EBITDA before equity-based compensation, reversal of accrual for contingent consideration liability and transaction costs related to acquisitions.

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for fiscal 2020 and fiscal 2019:

	Fiscal years ended
(U.S. dollar amounts; in thousands)	March 31, 2020	March 31, 2019
Net income	$9,680	$6,665
Add:
Provision for income taxes	4,151	3,547
Depreciation and amortization	4,846	4,347
Interest expense	350	450
Less:
Interest income	(616)	(104)
Other income, net	(1,225)	(441)
EBITDA	$17,186	$14,464
Add:
Merger and acquisition expenses	725	444
Stock based compensation	2,884	2,944
Less:
Reversal of accrual for contingent consideration liabilities	(2,832)	(835)
Adjusted EBITDA	17,963	17,017
Revenue	146,445	141,307
Adjusted EBITDA as a % of Revenue	12.27%	12.0%

Liquidity and Capital Resources

Our cash and cash equivalent and short-term investments position was $51,413 at March 31, 2020 and $39,437 at March 31, 2019.

Net cash provided (used) by operating activities was $17,082 for fiscal 2020 and $7,856 for fiscal 2019. We had accounts receivable of $26,156 at March 31, 2020 and $17,366 at March 31, 2019. We had revenues in excess of billings of $16,118 at March 31, 2020 and $17,916 at March 31, 2019. Accounts payable and accrued expenses, and current portions of capital lease obligations amounted to $26,757 at March 31, 2020 and $31,040 at March 31, 2019.

Net cash provided (used) by investing activities amounted to $1,174 for fiscal 2020 and $30,927 for fiscal 2019. Net cash used by investing activities for fiscal 2020 included the purchase of equipment aggregating to $(1,189) and consideration paid for the acquisition of Exaxe net of cash acquired of $(6,938) during fiscal 2019.

Sale/(purchase) of investments in mutual funds and certificate of deposits (net) was $11,489 for fiscal 2020 and $(28,108) for fiscal 2019. Restricted cash was $39 for fiscal 2020 and $43 for fiscal 2019.

Net cash generated by financing activities was $6,176 for fiscal 2020 and $(36,838) for fiscal 2019. The increase in cash generation was on account of the receipt of proceeds from our common stock rights offering in February 2019 and share purchases under our employee stock purchase plan of $43,477 and $738 respectively. Those proceeds were offset by repayment of debt of $13,085. The details of our borrowings are described below.

We operate in multiple geographical regions of the world through our various subsidiaries. We typically fund the cash requirements for our operations through license, services, and support agreements. As of March 31, 2020, we had approximately $51,413 of cash, cash equivalents and short term investments of which approximately $12,653 is held by our foreign subsidiaries. We intend to permanently reinvest these funds outside the U.S., and therefore, we do not anticipate repatriating undistributed earnings from our non-U.S. operations. If funds from foreign operations are required to fund U.S. operations in the future and if U.S. tax has not previously been provided, we would be required to accrue and pay additional U.S. taxes to repatriate these funds

On February 25, 2019, we completed a rights offering pursuant to which we received approximately $43,477 in gross proceeds from the sale of 6,123,463 shares of our common stock to shareholders who exercised their subscription rights (including both basic and over-subscriptions) in the rights offering. We used a portion of the proceeds from our rights offering to repay $5,000, which constituted the total amount outstanding under our loan agreement with HSBC Bank USA, National Association, and terminated this facility. We expect to use the remaining proceeds from the rights offering to fund future acquisitions (including the InsPro Technologies acquisition) and for other general corporate purposes.

As a growing company, we have on-going capital expenditure needs based on our short term and long-term business plans. Although our requirements for capital expenses vary from time to time, for the next twelve months, we anticipate incurring capital expenditures of $4,000 to $5,000 for new business development activities and infrastructure enhancements. These projections include anticipated sales to new customers and upsell/cross sell to existing customers, the exact timing of which cannot be predicted with absolute certainty and can be influenced by factors outside our control.

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

Financing Arrangements

MSSIPL Facilities

On May 9, 2017, our subsidiary, Majesco Software and Solutions India Pvt. Ltd. (“MSSIPL”), and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (the “Combined Facility”) pursuant to which Standard Chartered Bank agreed to a Combined Facility of up to 200 million Indian rupees (or approximately $2,655 at exchange rates in effect on March 31, 2020). The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of goods, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the marginal cost of funds-based lending rate (the “MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and be effective until repayment. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The Working Capital Overdraft Facility and the Short-Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of each disbursement and be effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time. The Pre-Shipment Financing Under Export Orders Facility is for the purchase of raw material, processing, packing, transportation, warehousing and other expenses and overheads incurred by MSSIPL to ready goods for sale. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of utilization and be effective until repayment. Interest will accrue from the utilization date up to the repayment date.

The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was in compliance under the terms of this Combined Facility as of March 31, 2020. There were no outstanding loans under this Combined Facility as of March 31, 2020.

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

Receivable Purchase Facility

On January 13, 2017, Majesco and its subsidiaries MSSI, and Cover-All Systems, jointly and severally entered into a Receivable Purchase Agreement with HSBC (the “Receivable Purchase Agreement”) pursuant to which HSBC may advance funds against receivables at an agreed advance rate. The outstanding aggregate amount of all advances may not exceed a $10,000 facility limit. The facility bears interest at 2% plus the 90-day LIBOR rate. HSBC will also receive an arrangement fee equal to 0.20% of the facility limit and a facility review fee equal to 0.20% of the facility limit. Majesco serves as HSBC’s agent for the collection of receivables, and Majesco collects and otherwise enforces payment of the receivables. HSBC has a security interest in accounts of MSSI and Cover-All Systems. The term of the Receivable Purchase Agreement is for a minimum period of 12 months and shall continue unless terminated by either party. Either party may terminate the Receivable Purchase Agreement at any time upon 60 days’ prior written notice to the other party. The Receivable Purchase Agreement will provide additional liquidity to us for working capital and other general corporate purposes. As of March 31, 2020, we had no amounts outstanding under this facility. We used proceeds from this facility to repay existing indebtedness and for capital expenditures, working capital and other general corporate purposes.

Exaxe Facilities

Exaxe Limited had a receivables purchase agreement with AIB Commercial Finance Limited (“AIB Commercial”) pursuant to which AIB Commercial would purchase up to EUR 200 in receivables from Exaxe Limited on a discounted basis. In addition, Exaxe Limited had an overdraft facility with Allied Irish Banks, p.l.c. (“AIB”) of up to EUR 100. The facility had a variable interest rate and was payable on demand at any time. This facility was secured by the assets of Exaxe Limited. Both facilities were terminated during the year ended March 31, 2020.

On July 17, 2019, Exaxe Limited and HSBC France, Dublin Branch, entered into a EUR 400 overdraft facility. The facility is for working capital purposes and is subject to review from time to time. Exaxe may terminate the facility at any time without penalty. Interest under the facility is payable at the rate of 3.5% per annum over the prevailing European Central Bank Rate on amounts up to EUR 400 and 7% per annum over such rate on amounts over EUR 400. The facility is secured by a fixed and floating charge over certain assets of Exaxe. Exaxe agreed to certain negative covenants under the facility, including not to create or allow any mortgage or security over its assets or revenues.

Auto loans

MSSIPL has obtained auto loans from HDFC Bank for the purchase of vehicles. These loans bear interest at a rate of 8.75% per annum, are payable in 60 monthly installments over a 5-year period and are secured by the pledge of the vehicles. The outstanding balance of these auto loans as of March 31, 2020 was $68.

Dividends and Redemption

We have not declared or paid any cash dividend on our common stock since 2000. It has been our policy to invest earnings in growth rather than distribute earnings as common stock dividends. This policy is expected to continue but is subject to regular review by our Board of Directors.

Contractual Obligations

The following table summarizes our known contractual obligations as of March 31, 2020:

	Payments due by period (in thousands)
Particulars	Total	<1 Year	1 – 3 Years	3 – 5 Years	>5 Years
Operating Leases	$3,529	$1,573	$1,847	$109	—
Purchase Obligations	750	750	—	—	—
HSBC Receivable Purchase Facility	—	—	—	—	—
Other Obligations – Deferred Consideration	1,599	1,599	—	—	—
Total	$5,878	$3,922	$1,847	$109	$—

As of March 31, 2020, our operating leases consisted of leases for office space in the United States, Canada, the United Kingdom, Malaysia, Singapore, Ireland and India for terms ranging from three to ten years each. Many of these leases include renewal options, with renewal periods generally between two to five years. Deferred consideration reflects discounted future cash flows during the earn-out period related to our acquisition of Exaxe in October 2018. See Notes 5, 21 and 22 to our consolidated financial statements as well as “Item 2. Properties” for additional information related to our capital and operating leases and other contractual obligations.

In addition, as of March 31, 2020, we had gross unrecognized tax benefits of $692. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table. See Note 14 to our consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Recent Accounting Pronouncements

*See Note 3 of the footnotes to the Consolidated Financial Statements.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and investments. We do not use derivative financial instruments to hedge interest rate exposure. Our cash and cash equivalents and investments as of March 31, 2020 and March 31, 2019 were $51,413 and $39,438, respectively. We invest primarily in highly liquid, money market funds and bank fixed deposits. Because of the short-term nature of the majority of the interest-bearing securities we hold, we believe that a 10% fluctuation in the interest rates applicable to our cash and cash equivalents and investments would not have a material effect on our financial condition or results of operations.

The rate of interest on our receivables facility with HSBC, which was in effect as of March 31, 2019, is variable and is based on LIBOR plus a fixed margin. As of March 31, 2020, we had no borrowings outstanding under our receivables facility with HSBC. Interest under the Exaxe Limited facility with HSBC France is 3.5% per annum over the prevailing European Central Bank Rate on amounts up to EUR 400 and 7% per annum over such rate on amounts over EUR 400. We believe that a 10% fluctuation in the interest rates applicable to our borrowings would not have a material effect on our financial condition or results of operations.

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

We generated approximately 12% and 13% of our gross revenues outside of the United States for fiscal 2020 and fiscal 2019, respectively. The effect of foreign exchange rate changes on cash and cash equivalents resulted in a gain/(loss) of $(524) and $225 for fiscal 2020 and fiscal 2019, respectively. For fiscal 2020 and fiscal 2019, we had a foreign exchange gain/ (loss) of approximately $(1,868) and $324, respectively.

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

The aggregate contracted USD principal amounts of our foreign exchange forward contracts (sell) outstanding as of March 31, 2020 and 2019 amounted to $42,900 and $31,100, respectively. The outstanding forward contracts as of March 31, 2020 mature between 1 to 36 months. As of March 31, 2020, we estimate that $(1,452), net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 36 months.

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

The following table provides information of fair values of derivative financial instruments:

	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of March 31, 2020
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$23	$71	$760	$887
Total	$23	$71	$760	$887
As of March 31, 2019
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$436	$132	$21	$136
Total	$436	$132	$21	$136

*	The noncurrent and current portions of derivative assets are included in ‘Other Assets’ and ‘Prepaid Expenses and Other Current Assets’, respectively and of derivative liabilities are included in ‘Other Liabilities’ and ‘Accrued Expenses and Other Current Liabilities’, respectively in our Consolidated Balance Sheet.

For more information on foreign currency translation adjustments and cash flow hedges and other derivative financial instruments, see Notes 2, 4 and 11 to our consolidated financial statements for the fiscal year ended March 31, 2020.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weakness in our internal controls over financial reporting for income taxes noted below, our disclosure controls and procedures were not effective at March 31, 2020.

In connection with management’s evaluation of disclosure controls and procedures, during the second quarter of fiscal 2020 as part of the preparation of our income tax returns, we identified a material weakness related to the application of certain provisions of the Internal Revenue Code. Management put in place a remediation plan to address the material weakness as further described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). In connection with this assessment, during the second quarter of our fiscal year 2020 we identified a material weakness in internal control over financial reporting for income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management put in place a remediation plan to address the material weakness as further described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weakness in our internal controls over financial reporting for income taxes as noted above and pending completion of our testing procedures described below, our internal controls over financial reporting were not effective at March 31, 2020.

Remediation Plan and Status

Remediation of the identified material weakness and strengthening our internal control environment surrounding income taxes has been a priority for us since it was identified during the second quarter of fiscal 2020. With oversight from the Audit Committee, management designed and begun implementing changes in processes and controls to remediate the material weakness identified and has enhanced the Company's internal control over financial reporting as follows:

●	Designed and implemented controls to ensure that data required to prepare tax provisions and annual income tax returns is complete and accurate. These controls include holding quarterly meetings with our third party tax provider to discuss changes in tax law, key aspects of our quarterly / annual provisions and required updates to provisions, deciding a course of action and documenting such actions, review and approval of the tax data by senior members of our finance team and final discussion, review and approval of third party prepared provisions and returns.

●	During the fourth quarter of fiscal 2020, we engaged an international accounting firm with global tax expertise as our new third-party tax advisor to prepare our tax provisions and domestic corporate income tax returns commencing with fiscal 2020 annual provision and returns.

●	During the fourth quarter of fiscal 2020, our tax advisor reconstructed the 2019 U.S. portion of our deferred income tax components which included conducting an E&P study using fiscal 2015 as the base year which coincides with the demerger of Majesco Limited.

●	During the first quarter of fiscal 2021, we engaged a global accounting firm with tax expertise as our global tax services provider. We believe this to be a significant step in our remediation process as it will strengthen the communication and coordination efforts of our domestic and international tax operations which will result in a more seem less process in preparing our quarterly and annual tax provisions and tax compliance requirements.

●	We intend to hire a global tax manager with that individual being responsible for managing our global tax processes and coordinating efforts between the Company, including our subsidiaries and our new tax advisor to ensure our tax compliance needs are met in a timely fashion.

We have commenced the testing of the new and enhanced controls which is expected to be completed in the second quarter of our fiscal year 2021.

Attestation Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to the rules of the SEC for emerging growth companies.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to the information that will be contained in our definitive proxy statement (the “Proxy Statement”) for the 2020 annual meeting of shareholders (the “Annual Meeting”).

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

All schedules are omitted as information required is inapplicable or the information is presented in the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

3.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this Annual Report on Form 10-K.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statements Schedules. See Item 15(a)(2) above

ITEM 16.	FORM 10-K SUMMARY

None.

Majesco and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Majesco

Morristown, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Majesco and subsidiaries (the “Company”) as of March 31, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended March 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments to the 2019 consolidated financial statements to retrospectively apply the change in accounting described in Note 18 related to the Business Transfer Agreement that became effective April 1, 2019. We were not engaged to audit, review, or apply any procedures to the 2019 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2019 consolidated financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2019.

Woodbridge, New Jersey

July 8, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Majesco

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 18, the consolidated balance sheet of Majesco (the "Company") as of March 31. 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year ended March 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the 2019 consolidated financial statements, before the effects of the adjustments to retrospectively apply the changes in accounting described in Note 18, present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the year ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 18 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments area appropriate and have been properly applied. Those adjustments were audited by BDO USA, LLP. The 2019 consolidated financial statements before the effects of the adjustments discussed in Note 18 are not presented herein.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

/s/ MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

We began serving as the Company’s auditor in 2015. In 2019, we became the predecessor auditor.

Cranford, New Jersey

May 30, 2019

Majesco and Subsidiaries

Consolidated Balance Sheets

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	March 31
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,240	$11,329
Short term investments	16,173	28,108
Restricted cash	39	43
Accounts receivable, net	26,156	17,366
Unbilled accounts receivable	16,118	17,916
Prepaid expenses and other current assets	7,266	8,818
Total current assets	100,992	83,580
Equipment, net	2,132	3,026
Right-of-use asset, net	2,977	—
Intangible assets, net	9,531	12,969
Deferred income tax assets	7,195	7,816
Unbilled accounts receivable, net of current portion	847	543
Other assets	1,746	489
Goodwill	34,095	34,145
Total Assets	$159,515	$142,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Loan from bank-receivable financing and vehicle loan	25	442
Lease liability	1,399	—
Accounts payable	4,159	2,327
Accrued expenses and other current liabilities	22,746	28,091
Deferred revenue	20,553	10,988
Total current liabilities	48,882	41,848
Vehicle loan	68	109
Lease liability, net of current portion	1,611	—
Other liabilities	2,342	4,040
Total Liabilities	$52,902	$45,997
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.002 per share – 50,000,000 shares authorized as of March 31, 2020 and March 31, 2019, and no shares issued and outstanding as of March 31, 2020 and March 31, 2019	—	—
Common stock, par value $0.002 per share – 450,000,000 shares authorized, 43,334,678 shares issued (including 49,250 shares held as Treasury Stock) and 43,285,428 shares outstanding March 31, 2020 and 42,846,273 shares issued and outstanding as of March 31, 2019	87	86
Additional paid-in capital	126,643	122,163
Accumulated deficit	(16,385)	(26,499)
Accumulated other comprehensive loss	(3,732)	(412)
Total stockholders’ equity attributable to Majesco stockholders	106,613	95,338
Non-controlling interests in consolidated subsidiaries	-	1,233
Total Stockholders’ Equity	106,613	96,571
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$159,515	$142,568

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Income

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Year ended	Year ended
	March 31,	March 31,
	2020	2019
Revenue	$146,445	$141,307
Cost of revenue	74,804	72,480
Gross profit	71,641	68,827
Operating expenses
Research and development expenses	19,068	19,399
Selling, general and administrative expenses	42,340	39,702
Merger and acquisition expenses	725	444
Gain on reversal of accrued contingent liability	(2,832)	(835)
Total operating expenses	59,301	58,710
Income from operations	12,340	10,117
Interest income	616	104
Interest expense	(350)	(450)
Other income net	1,225	441

Income before provision for income taxes	13,831	10,212
Provision for income taxes	4,151	3,547
Net income	$9,680	$6,665
Earnings per share:
Basic	$0.22	$0.19
Diluted	0.21	0.18
Weighted average number of common shares outstanding
Basic	43,056,910	37,209,999
Diluted	45,258,965	39,273,605

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Comprehensive Income

(All amounts are in thousands of US Dollars)

	Year ended	Year ended
	March 31,	March 31,
	2020	2019
Net income	$9,680	$6,665
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	(1,868)	(995)
Unrealized (loss)/gains on cash flow hedges	(1,452)	223
Other comprehensive loss	(3,320)	(772)
Comprehensive income	$6,360	$5,893

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount	capital	deficit	income	interests	equity
Balance as of April 1, 2018	36,600,457	$73	$75,022	$(30,023)	$361	$-	$45,360
Net income		—	—	6,665	—		6,665
Issue of stock under ESOP and ESPP	246,318	—	737	—	—	—	737
Stock based compensation	—	—	2,941	—	—	—	2,941
Issue of stock under Right Issue	6,123,465	13	43,463	—	—	—	43,476
Exaxe acquisition	—	—	—	(434)	—	1,233	799
Foreign currency translation adjustments	—	—	—	—	(995)	—	(995)
Unrealized gains on cash flow hedges	—	—	—	—	222	—	222
Balance as of March 31, 2019 as reported	42,970,240	$86	$122,163	$(23,792)	$(412)	$1,233	$99,278
Net assets received on business combination	—	—	—	823	—	—	823
Consideration paid on business combination	—	—	—	(3,530)	—	—	(3,530)
Balance as of March 31, 2019 as adjusted	42,970,240	$86	$122,163	$(26,499)	$(412)	$1,233	$96,571
Net income	—	—	—	9,680	—	—	9,680
Issue of stock under ESOP and ESPP	315,188	—	1,596	—	—	—	1,596
Stock based compensation	—	1	2,884	—	—	—	2,885
Acquisition of Exaxe Holdings Ltd. non-controlling interest	—	—	—	434	—	(1,233)	(799)
Foreign currency translation adjustments	—	—	—	—	(1,868)	—	(1,868)
Unrealized losses on cash flow hedges	—	—	—	—	(1,452)	—	(1,452)
Balance as of March 31, 2020	43,285,428	$87	$126,643	$(16,385)	$(3,732)	$-	$106,613

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Cash Flows

(All amounts are in thousands of US Dollars)

	Year ended	Year ended
	March 31,	March 31,
	2020	2019
Net cash flows from operating activities
Net income	$9,680	$6,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on property and equipment	1,848	1,568
Amortization of intangibles	2,998	2,677
Amortization of right-of-use asset	2,849	—
Stock-based compensation	2,885	2,941
(Gain) on sale of property and equipment	(10)	(9)
Unrealized cash flow hedges	(1,452)	222
Deferred income taxes	597	(301)
Change in operating assets and liabilities:
Accounts receivable	(8,937)	2,699
Unbilled accounts receivable	1,318	(8,619)
Prepaid expenses and other current assets	1,302	(6,130)
Other non-current assets	(1,300)	(392)
Accounts payable	1,860	(312)
Lease liability	(2,816)	—
Accrued expenses and other liabilities	(1,790)	8,963
Deferred revenue and other non-current liabilities	8,050	(2,489)
Impact of Business Combination on operating activities	—	113
Net cash provided by (used in) operating activities	17,081	7,856
Net cash flows from investing activities
Purchase of property and equipment	(980)	(1,690)
Proceeds from the sale of property and equipment	27	19
Proceeds from sale of intangible assets	(28)	(8)
Purchase consideration paid on acquisition of business (net of cash acquired)	(3,530)	(6,938)
Payment on purchase of balance 10% share of Exaxe Holdings Limited	(802)	—
Purchase of investments	(55,927)	(28,254)
Proceeds from sale of investments	67,416	146
Impact of Business Combination on investing activities	—	(113)
Net cash provided by (used in) investing activities	6,176	(36,838)
Net cash flows from financing activities
Payment of capital lease obligations	—	(203)
Proceeds from shares issued under ESPP and ESOP	1,597	738
Proceeds from rights issues of shares	—	43,477
Repayment of working capital loan	—	(4,752)
Repayment of term loans	(423)	(8,333)
Net cash provided by (used in) financing activities	1,174	30,927
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(524)	225
Net increase in cash and cash equivalents, and restricted cash	23,907	2,167
Cash and cash equivalents, and restricted cash, beginning of the year	11,372	9,205
Cash, cash equivalents, and restricted cash at end of the year	$35,279	$11,372
Supplementary disclosure of cash flow information
Interest expense	$350	$450
Income taxes paid	$4,052	$2,119

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

Subscription Rights Offering

In connection with a Registration Statement on Form S-1 which became effective in accordance with the provisions of Section 8(a) of the Securities Act of 1933, as amended, in February 2019, the Company consummated a rights offering with its existing shareholders at the time pursuant to which the Company offered the right to purchase up to 6,408,739 shares of its common stock. The Company completed the rights offering on February 26, 2019 pursuant to which it issued 6,123,463 at $7.10 per share resulting in gross proceeds of approximately $43,500. In accordance with this transaction, the Company issued one subscription right for each share of common stock held by its shareholders as of February 5, 2019. The holders of the subscription rights were entitled to purchase one share of common stock for each six subscription rights held for a purchase price of $7.10 for each whole share purchased.

COVID-19 Pandemic

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus, COVID-19 originating in Wuhan, China (and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this Annual Report on Form 10-K. As such, it is uncertain as to the full magnitude that the pandemic will have on the Majesco’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and its impact on Majesco’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, Majesco is not able to estimate the effects that the COVID-19 outbreak will have on its results of operations, financial condition, or liquidity for fiscal year 2021.

As of the date of this Annual Report on Form 10-K the Company has not experienced any delays in securing new customers and related revenues, cancelations of existing contracts, or delays in payments from existing customers, however, the longer this pandemic continues there may be additional impacts.

Although Majesco cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on Majesco’s results of future operations, financial position, liquidity, and capital resources, and those of the third parties on which Majesco relies in fiscal year 2021.

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

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities as of the date of the financial statements, and the reported amount of revenues and expenses during the reported period.

Significant estimates used in preparing these consolidated financial statements include revenue recognition based on the percentage of completion method of accounting for fixed bid contracts applied to the expected contract cost to be incurred to complete various engagements, allowances for doubtful debts, provisions for losses on uncompleted contracts, valuation allowances for deferred taxes, identification and measurement of unrecognized tax benefit, provision for uncertain tax positions, future obligations under employee benefit plans, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, allocation of purchase price in business combinations, intangible assets, valuation of derivative financial instruments, contingent liabilities and assumptions used in valuing stock-based compensation expense.

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

Transactions in foreign currency are recorded at the exchange rate prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currency are expressed in functional currency at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currency are expressed in functional currency at the historical exchange rates. Gains/(losses) resulting from foreign currency transactions amounting to $813 and $324 for the years ended March 31, 2020 and March 31, 2019, respectively, are included in the Consolidated Statements of Income under “Other income (expenses), net”.

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

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Equipment

Equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives. The cost and the accumulated depreciation for equipment sold, retired or otherwise disposed of are removed from the stated values and the resulting gains and losses are included in the Consolidated Statements of Income. Maintenance and repair expenses are recognized when incurred. Advances paid towards the acquisition of long-lived assets and cost of assets not put to use before the balance sheet date are disclosed under the caption “capital work in progress”.

The estimated useful lives of assets are as follows:

Leasehold improvements	5 years or lease period, whichever is less
Computers	2 years
Equipment	2 – 5 years
Furniture and fixtures	5 years
Vehicles	5 years
Office equipment	2 – 5 years

Goodwill and other intangible assets

Goodwill represents the cost of the acquisitions in excess of the estimated fair value of assets acquired, identifiable intangible assets and liabilities assumed. Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually or as circumstances warrant. When impairment is indicated because the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, then goodwill is written down. The Group has no indefinite-lived intangible assets other than goodwill.

Intangible assets other than goodwill are amortized over their estimated useful lives on a straight-line basis. The estimated useful life of an identifiable intangible asset is based on a number of factors, including the effects of obsolescence, demand, competition, the level of maintenance expenditures required to obtain the expected future cash flows from the asset and other economic factors (such as the stability of the industry, known technological advances, etc.).

The estimated useful lives of intangible assets are as follows:

Non-compete agreements	3 years
Leasehold benefit	Ascertainable life or lease period, whichever is less
Internal-use software	1 – 5 years
Intellectual property rights	1 – 5 years
Customer contracts	1 – 3 years
Customer relationships	6 – 15 years
Technology	6 years
Trademark	10 years

Software development costs

The costs incurred for the development of software that will be sold, leased or otherwise marketed, current engineering costs related to routine updates, customer support issues, and other modifications that do not extend the life or improve the marketability of the existing software are expensed as incurred.

Majesco and Subsidiaries

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

Concentration of credit risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist of cash and cash equivalents, time deposits, derivative financial instruments and accounts receivables. The Group maintains its cash and cash equivalents, time deposits, derivative financial instruments with banks having good reputation, good past track record, and who meet the minimum threshold requirements under the counterparty risk assessment process and reviews their credit worthiness on a periodic basis. Accounts receivables of the Group are typically unsecured. Management reviews the creditworthiness of customers based on their financial position, past experience and other factors. The Group entities perform ongoing credit evaluations of their customers’ financial condition and monitor the creditworthiness of their customers to which they grant credit terms in the normal course of business. Refer to Note 20 on ‘Segment Information’ for details relating to customers with revenue that accounted for 10% or more of total revenue and their outstanding total accounts receivables and unbilled accounts receivable as of and for the years ended March 31, 2020 and 2019.

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

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

The Group has historically sold codebase solutions which required significant customization before the solution was ready for use by the customer and required the Group to provide continued services and support to ensure that the solution served the purposes of the customer. Over the years the Group has made significant investments in R&D and successfully transformed the codebase solution into a single package out of the box product, rich in functionality and content with easy and seamless upgrade capabilities. With this, on all our new sales / deployments, the Group’s obligation is now limited to the deployment of the contracted product on the environment for which it was sold (cloud-based or On-premise). The product is ready to use and the customer may choose to use the product as is, choose to retain the Group’s consultants to install, assist in implementation and customize the environment, contract with a third party to carry out this work or do it themselves with the toolkit that comes with the product. Revenues for license fees for sales of the Group’s out-of-the-box product offerings is recorded at the time of delivery as there is no significant ongoing service obligation after the point of sale. When customers contract the Group for consulting and maintenance services, the Group accounts for the revenues from those standalone elements over the life of the contract. In addition, the Group has made further investments to create a robust and market-leading cloud platform that is well positioned to take advantage of significant opportunities in the insurance marketplace. The Group invoices customers a subscription-based fee for our cloud platform. Revenue from subscription fees is recognized ratably over the life of the contract.

Time and Material Contracts — Professional services revenue consists primarily of revenue received for assisting with the implementation of our software, on-site support, and other professional consulting services. In determining how professional services revenue should be accounted, we review the nature of our software products; whether they are ready for use by the customer upon receipt; the nature of our implementation services and whether milestones or acceptance criteria exist that affect the realization of the services rendered. For all of our professional services arrangements that are billed on a time and materials basis revenue is recognized as the services are rendered as per the agreement. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. Payments received in advance of rendering professional services are deferred and recognized when the related services are performed. Work performed and expenses incurred in advance of invoicing are recorded as unbilled receivables. These amounts are billed in the subsequent month.

Fixed Price Contracts — For Professional services that are performed under a fixed price contract against measurable delivery milestones revenues are recognized using the percentage of completion method. Under the percentage-of completion method, which is deemed a significant estimate by the Company, revenue recognized is equal to the ratio of costs expended to date to the anticipated total contract costs, based on current estimates of costs to complete the project. If there are milestones or acceptance provisions associated with the contract, the revenue recognized will not exceed the most recent milestone achieved or acceptance obtained. If the total estimated costs to complete a project exceed the total contract amount, indicating a loss, the entire anticipated loss would be recognized in the current period.

License Contracts - For arrangements that do not qualify for separate accounting for the license and professional services revenues that include milestones or customer specific acceptance criteria that may affect collection of the software license fees or where payment for the software license is tied to the performance of professional services, software license revenue is generally recognized together with the professional services revenue using the percentage-of-completion method as explained above. This is mainly relevant for the legacy versions of the Majesco platform which required heavy implementation/customization work to be performed and maintained for the software to operate as desired. However, with the new version of the software which is a single package out of the box product, rich in functionality and content with easy and seamless upgrade capabilities, our obligation is now limited to the deployment of the contracted product on the environment for which it was sold. Revenues for license fees for sales of our out-of-the-box product offerings is recorded at the time of delivery.

Sales Commissions – In accordance with our compensation policy we pay one-time sales commissions for new business generated related to professional services contracts and subscription services. The majority of our commissions incurred in fiscal years 2020 and 2019 related to professional services contracts. Substantially all of our professional services contracts have durations of one year or less and as such commissions for these contracts are expensed as incurred. Commission costs related to subscription contracts were de minimus in 2020 and 2019 and expensed as incurred.

Revenue is shown net of applicable service tax, sales tax, value added tax and other applicable taxes. We have accounted for reimbursements received for out of pocket expenses incurred as revenues in the Consolidated Statements of Income.

Employee benefits

i)	Provident fund and other contribution plans: Employees in India are entitled to receive benefits under the Provident Fund, which is a defined contribution plan. Both the employee and the employer make monthly contributions to the plan at a predetermined rate of the employees’ basic salary (the present rate is 12% each). These contributions are made to a fund which is administered and managed by the government of India. The Group also makes payments to defined contribution plans established and maintained in accordance with the local laws of its Group entities. The Group’s monthly contributions to all of these plans are charged to the Consolidated Statements of Income in the year they are incurred and there are no further obligations under these plans beyond those monthly contributions. The Group contributed $1,246 and $1,643 towards all these defined contribution plans during the fiscal years ended March 31, 2020 and March 31, 2019, respectively.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

ii)	Superannuation plan: The senior employees of the Indian Group entity are entitled to superannuation, a defined contribution plan (the “Superannuation Plan”). The Group makes a yearly contribution to the Superannuation Plan, which is administered and managed by the Life Insurance Corporation of India based on a specified percentage (presently at 12.5% to 15% depending on the grade of the employee) of each covered employee’s basic salary. The Group contributed $33 and $36 towards the Superannuation Plan during the fiscal years ended March 31, 2020 and March 31, 2019, respectively.

iii)	Pension commitments: The Group pays contributions to a defined contribution pension scheme for employees of the Group. The assets of the scheme are held separately from those of the Group in an independently administered fund. The pension cost charge represents contributions paid by the Group to the fund and amounted to $176 and $100 for the fiscal years ended March 31, 2020 and March 31, 2019, respectively.

iv)	Gratuity plan: The Group provides for gratuity obligation, a defined benefit retirement plan (the “Gratuity Plan”) covering all employees in India who are eligible under the terms of their employment, and governed by India’s Payment of Gratuity Act, 1972. The Gratuity Plan provides a lump sum payment to vested employees at retirement or upon termination of employment based on the respective employee’s salary and the years of employment with the Group. The Group determines its liability towards the Gratuity Plan on the basis of an actuarial valuation. Actuarial gains and losses arising from experience adjustments, and changes in actuarial assumptions are recognized immediately in the Consolidated Statements of Income as income or expense. These obligations are valued by independent qualified actuaries. The Group evaluates these critical actuarial assumptions at least annually. If actual results differ significantly from the Group’s estimates, the Group’s Gratuity Plan expense and its results of operations could be materially impacted. The Group’s aggregate obligations/(excess funding) to the Gratuity Plan were $205 and $372 for the fiscal years ended March 31, 2020 and March 31, 2019, respectively.

v)	Leave encashment: The Group has obligations with respect to the leave encashment balances of certain of its employees in India and other countries. Leave encashment benefit is recognized using the accrual method. The Group’s total obligation under leave encashment was $4,968 and $4,159 as of March 31, 2020 and March 31, 2019, respectively.

Financing costs

The Group amortizes financing costs and premiums, and accretes discounts, over the remaining life of the related debt using the effective interest amortization method. The expense is included in “Interest expense” in the Consolidated Statements of Operations. We record discounts or premiums as a direct deduction from, or addition to, the amount of the related borrowing.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Stock-based compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. The Group measures stock-based compensation costs at the grant date, based on the estimated fair value of the award and recognizes the cost (net of estimated forfeitures) over the employee’s requisite service period for the entire award. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from the original estimates. The Group estimates the fair value of stock options using a Black-Scholes valuation model. The cost is recorded in “Cost of revenue”, “Selling, general and administrative expenses” and “Research and development expenses” in the Consolidated Statements of Income based on the employees’ respective function.

Advertising costs

Advertising and promotion related expenses are charged to the Consolidated Statements of Income in the period incurred. Advertising expense for the years ended March 31, 2020 and March 31, 2019 was approximately $383 and $649, respectively.

Derivative instruments

All derivative instruments are recorded in the Consolidated Balance Sheet as either an asset or liability at their fair value. The Group normally enters into foreign exchange forward contracts and par forward contracts where the counterparty is generally a bank, to mitigate its foreign currency risk on foreign currency denominated inter-company balances. For derivative financial instruments to qualify for hedge accounting, the following criteria must be met: (1) the hedging instrument must be designated as a hedge; (2) the hedged exposure must be specifically identifiable and expose the Group to risk; and (3) it is expected that a change in fair value of the derivative financial instrument and an opposite change in the fair value of the hedged exposure will have a high degree of correlation. The changes in the Group’s derivatives’ fair values are recognized in the Consolidated Statements of Income unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as hedges).

For items to which hedge accounting is applied, the Group records the effective portion of derivative financial instruments that are designated as cash flow hedges in “Accumulated other comprehensive income”, a separate component of Stockholders’ equity, and an amount is reclassified out of accumulated other comprehensive income into earnings to offset the earnings impact that is attributable to the risk being hedged. Any ineffectiveness or excluded portion of a designated cash flow hedge is recognized in the Consolidated Statements of Income. The related cash flow impacts of derivative activities are reflected as cash flows from operating activities.

Hedge accounting is discontinued when the hedging instrument expires or is sold, terminated, or exercised, or no longer qualifies for hedge accounting. At that time for forecasted transactions, any cumulative gain or loss on the hedging instrument recognized in “Accumulated other comprehensive income” is retained there until the forecasted transaction occurs. If a hedged transaction is no longer expected to occur, the net cumulative gain or loss recognized in hedging reserve is transferred to the Consolidated Statements of Income for the year.

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

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes reflect the tax effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. The effect on deferred tax assets and liabilities of a change in enacted tax rates is recognized in the Consolidated Statements of Income in the year of change.

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

Business combination

The purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. The Group determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, and estimates made by management. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred. The cost of an acquisition also includes the fair value of any contingent consideration. Any subsequent changes to the fair value of contingent consideration classified as liabilities are recognized in the Consolidated Statements of Income.

Earnings per share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of the Company’s common stock for the year.

Majesco and Subsidiaries

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

The adoption of the new standard had a material effect on the Company’s financial statements, with the most significant effects of adoption relating to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities. Upon adoption, the Company recognized operating lease liabilities of approximately $5,882 based on the present value of the remaining minimum rental payments for existing operating leases. The Company also recognized corresponding ROU assets of approximately $5,882. There was no impact to stockholders’ equity from the adoption.

Financial Instruments – Credit Losses (Topic 326)

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

Income Statement, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows a reclassification of stranded tax effects from accumulated other comprehensive income to retained earnings, as a result of the Tax Cuts and Jobs Act of 2017. ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The adoption to this pronouncement did not have a material impact on our Consolidated Financial Statements.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

3	RECENT ACCOUNTING PRONOUNCEMENTS continued

Compensation — Stock Compensation (Topic 718)

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

Codification Improvements (“ASU 2018-09”)

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

Majesco and Subsidiaries

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

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices included within Level I that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Unobservable inputs that are supported by little or no market activity, which require the Group to develop its own assumptions. The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of March 31, 2020 and 2019:

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of March 31, 2020 and March 31, 2019:

Assets and Liabilities	As of
	March 31, 2020	March 31, 2019
Level 2
Derivative financial instruments (included in the following line items in the consolidated balance sheets)
Prepaid expenses and other current assets	$71	$132
Other liabilities	(760)	(21)
Other assets	23	436
Accrued expenses and other liabilities	(1,092)	(508)
	$(1,758)	$39
Level 3
Contingent consideration	$(1,599)	$(4,431)
	$(1,599)	$(4,431)
Total	$(3,357)	$(4,392)

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

4	FAIR VALUE OF FINANCIAL INSTRUMENTS continued

The following table presents the change in level 3 instruments:

	As of March 31,
	2020	2019
Opening balance	$(4,431)	$835
Additions	—	(4,431)
Total gains/(losses) recognized in Consolidated Statements of Income	2,832	(835)
Settlements	—	—
Closing balance	$(1,599)	$(4,431)

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

Contingent consideration pertaining to the acquisition of the business of Exaxe as of March 31, 2020 has been classified under level 3 as the fair valuation of such contingent consideration has been calculated using one or more significant inputs which are not based on observable market data. The fair value of the contingent consideration was estimated using a discounted cash flow technique with significant inputs that are not observable in the market. The significant inputs not supported by market activity included the Group’s probability assessments of expected future cash flows related to its acquisition of the business of Exaxe during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the share purchase agreement dated November 27, 2018 (the “Exaxe Agreement”).

The contingent consideration payable for the acquisition of the business of Exaxe was $1,599 for the year ended March 31, 2020 and $4,431 at March 31, 2019. The long-term contingent consideration for Exaxe has been evaluated for fair value. During the year ended March 31, 2020, the Group and the former founders of Exaxe determined that the year 1 earn-out targets under the Exaxe share purchase agreement were not met and that no earn-out was payable to them towards the year 1 earn-out. Accordingly, the accrued deferred payment for year 1 was reversed in the Consolidated Statements of Income during the quarter ended December 31, 2019. During the fourth quarter of the fiscal year ended March 31, 2020 the Company again reviewed the business projections of Exaxe based on the impact of COVID-19. During this exercise it was determined that one of the major customers of Exaxe in the business of selling door to door insurance was impacted significantly by the pandemic, which would have a negative impact on Exaxe’s engagement with this customer going forward. Based on the circumstances it was determined that Exaxe would not be able to meet the full earnout targets for the remaining two years. Majesco carried out a fair valuation of the contingent consideration liability and reversed a further EUR1,339 (approximately $1,473 at exchange rates in effect at November 27, 2018). The total gain attributable to changes in the estimated contingent consideration payable for the acquisition of Exaxe was $2,832 for the year ended March 31, 2020.

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

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

5	EQUIPMENT

Equipment consist of the following:

	As of March 31,
	2020	2019
Leasehold improvements	$613	$632
Computers	7,170	6,735
Equipment	3,579	1,612
Furniture and Fixtures	2,392	2,595
Vehicles	457	412
Office Equipment	910	633
Capital Work in Progress	111	9
Total	$15,233	$12,628
Less: Accumulated depreciation	(13,100)	(9,602)
Equipment, net	$2,132	$3,026

As of March 31, 2020 and 2019, the Group had pledged assets with net carrying values amounting to $68 and $131, respectively. Depreciation expense was $1,848 and $1,568 for the fiscal years ended March 31, 2020 and March 31, 2019, respectively.

6	INTANGIBLE ASSETS

Intangible assets consist of the following:

	Weighted Average	As of March 31, 2020			As of March 31, 2019
	amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
Customer contracts	—	$2,950	$(2,950)	$—	$2,950	$(2,950)	$—
Customer relationships	4	8,286	(4,784)	3,502	8,327	(3,754)	4,573
Trade Name	8	343	(53)	290	353	(18)	335
Technology	3	10,446	(4,967)	5,479	10,672	(3,118)	7,554
Software	1	1,011	(751)	260	3,814	(3,339)	475
Total		$23,036	$(13,505)	$9,531	$26,116	$(13,179)	$12,937

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

6	INTANGIBLE ASSETS continued

All the intangible assets have finite lives and as such are subject to amortization. Amortization expense was $2,998 and $2,677 for the fiscal years ended March 31, 2020 and March 31, 2019, respectively.

The estimated aggregate amortization expense for the next four fiscal years and thereafter is as follows:

Future
Year ended March 31,	Amortization
2021	$3,079
2022	2,267
2023	2,078
2024	967
Thereafter	1,140
Total	$9,531

7	ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL DEBT

	As of March 31,
	2020	2019
Customers (trade)	$27,241	$18,746
Less: Allowance for doubtful receivables	(1,085)	(1,813)
Accounts receivables	$26,156	$16,933

The Group’s credit period for its customers generally ranges from 30 – 45 days. The Group has collectively and individually evaluated all its accounts receivable for collectability.

	As of March 31,
	2020	2019
Opening balance	$1,813	$1,735
Current period provision	623	427
Reversals during current period	(1,351)	(369)
Foreign currency translation adjustments	—	20
Closing balance	$1,085	$1,813

The Group entities perform ongoing credit evaluations of their customers’ financial condition and monitor the credit worthiness of their customers to which they grant credit terms in the normal course of business. In their evaluation, they use certain factors like historical experience and use management judgment in assessing credit quality.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

8	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of March 31
	2020	2019
Prepaid expenses	$3,471	$1,647
Advance for expenses	526	507
Loans and advance to employees	201	150
Derivative financial instruments	115	132
Rent deposits	1,116	1,098
Insurance claim receivable	—	2,750
Advanced tax and receivable	524	1,827
Other advances and receivables	1,313	707
Total	$7,266	$8,818

Advance for expenses includes foreign currency advances, travel advances and advances to suppliers. Other advances and receivables mainly include amount recoverable from statutory authorities and miscellaneous advances.

In Majesco’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the SEC on May 30, 2019, Majesco reported its Advance Tax payments to various government jurisdictions as a prepaid asset and provisions for taxes due were reported as accrued liabilities. In accordance with ASC Topic 740 Income Taxes, Advance Income Taxes paid should be netted against the provision for those taxes until a settlement with tax authorities is completed.  The Consolidated Balance Sheet and Statement of Cash Flows for Fiscal Year 2019 have been adjusted to reflect a reclassification that nets the Advance Tax payments against the Accrued Liability for the current tax provision. The impact is a reduction to prepaid assets of $6,780 offset by a reduction of $6,780 to accrued liabilities as of March 31, 2019. This reclassification does not affect the Consolidated Statements of Income or the Consolidated Statement of Equity.

Prior Period Correction

During the fourth quarter of fiscal year 2020, management identified an immaterial error related to the balance sheet presentation of certain amounts related to foreign jurisdictional income taxes that were presented gross rather than presented net in the fiscal year 2019 annual report on Form 10-K and each of the subsequent quarterly reports on Form 10-Q during fiscal year 2020. The fiscal year 2019 consolidated balance sheet and subsequent balance sheets for June 30, 2019, September 30, 2019 and December 31, 2019 have been corrected to conform with the current year presentation.  Specifically, prepaid expenses and other current assets and accrued expenses and other current liabilities have been netted in accordance with ASC 740 – Income Taxes and ASC 210 – Balance Sheet Classification as shown in the tables below.

	As Reported June 30, 2019	Correction	As Adjusted June 30, 2019

Prepaid assets and other current assets	$13,542	$(6,780)	$6,762
Total current assets	84,181	(6,780)	77,401
Accrued expenses	24,793	(6,780)	18,013
Total current liabilities	42,061	(6,780)	35,281

	As Reported September 30, 2019	Correction	As Adjusted September 30, 2019

Prepaid assets and other current assets	$14,065	$(6,780)	$7,285
Total current assets	86,689	(6,780)	79,909
Accrued expenses	26,305	(6,780)	19,525
Total current liabilities	42,662	(6,780)	35,882

	As Reported December 31, 2019	Correction	As Adjusted December 31, 2019

Prepaid assets and other current assets	$13,985	$(6,780)	$7,205
Total current assets	100,403	(6,780)	93,623
Accrued expenses	27,382	(6,780)	20,602
Total current liabilities	49,817	(6,780)	43,037

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

9	BORROWINGS

MSSIPL Facilities

On May 9, 2017, Majesco Software and Solutions India Pvt. Ltd. (“MSSIPL”) and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (the “Combined Facility”) pursuant to which Standard Chartered Bank agreed to a Combined Facility of up to 200 million Indian rupees (or approximately $2,652 at exchange rates in effect on March 31, 2020). The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of goods, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The interest on this facility is based on the marginal cost of funds-based lending rate (the “MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and is effective until repayment. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The Working Capital Overdraft Facility and the Short-Term Loans Facility are for working capital purposes and subject to sub-limits. The interest on these facilities is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of each disbursement and is effective until repayment or maturity. Interest will accrue from the draw down date up to the repayment or maturity date. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time. The Pre-Shipment Financing Under Export Orders Facility is for the purchase of raw material, processing, packing, transportation, warehousing and other expenses and overheads incurred by MSSIPL to ready goods for sale. The interest on this facility is based on the MCLR plus a margin to be agreed with Standard Chartered Bank at the time of each borrowing. The MCLR is to be determined on the date of utilization and is effective until repayment. Interest will accrue from the utilization date up to the repayment date.

The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was compliant under the terms of this Combined Facility as of March 31, 2020. There are no outstanding loans under this Combined Facility as of March 31, 2020.

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

Receivable Purchase Facility

On January 13, 2017, Majesco and its subsidiaries Majesco Software and Solutions Inc. (“MSSI”), and Cover-All Systems, jointly and severally entered into a Receivable Purchase Agreement with HSBC pursuant to which HSBC may advance funds against receivables at an agreed advance rate. The outstanding aggregate amount of all advances may not exceed a $10,000 facility limit. The facility bears interest at 2% plus the 90-day LIBOR rate. HSBC will also receive an arrangement fee equal to 0.20% of the facility limit and a facility review fee equal to 0.20% of the facility limit. Majesco will serve as HSBC’s agent for the collection of receivables, and Majesco will collect and otherwise enforce payment of the receivables. HSBC has a security interest in accounts of MSSI and Cover-All Systems. The term of the Receivable Purchase Agreement is for a minimum period of 12 months and shall continue unless terminated by either party. Either party may terminate the Receivable Purchase Agreement at any time upon 60 days’ prior written notice to the other party. The Receivable Purchase Agreement will provide additional liquidity to the Group for working capital and other general corporate purposes.

As of March 31, 2020, Majesco had $0 outstanding under this facility. Majesco used proceeds from this facility to repay existing indebtedness and for capital expenditures, working capital and other general corporate purposes.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

9	BORROWINGS continued

Exaxe Facilities

Exaxe Limited had a receivables purchase agreement with AIB Commercial Finance Limited (“AIB Commercial”) pursuant to which AIB Commercial would purchase up to EUR 200 in receivables from Exaxe Limited on a discounted basis. In addition, Exaxe Limited had an overdraft facility with Allied Irish Banks, p.l.c. (“AIB”) of up to EUR 100. The facility had a variable interest rate and is payable on demand at any time. This facility was secured by the assets of Exaxe Limited. As of March 31, 2020, there were no outstanding balances under these facilities. Both facilities were terminated during the year ended March 31, 2020.

On July 17, 2019, Exaxe Limited and HSBC France, Dublin Branch, entered into a EUR 400 overdraft facility. The facility is for working capital purposes and is subject to review from time to time. Exaxe may terminate the facility at any time without penalty. Interest under the facility is payable at the rate of 3.5% per annum over the prevailing European Central Bank Rate on amounts up to EUR 400 and 7% per annum over such rate on amounts over EUR 400. The facility is secured by a fixed and floating charge over certain assets of Exaxe. Exaxe agreed to certain negative covenants under the facility, including not to create or allow any mortgage or security over its assets or revenues.

Auto loans

MSSIPL has obtained auto loans from HDFC Bank for the purchase of vehicles. These loans bear interest at a rate of 8.75% per annum, are payable in 60 monthly installments over a 5-year period and are secured by the pledge of the vehicles. The outstanding balance of these auto loans as of March 31, 2020 is $68.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

10	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	As of March 31,
	2020	2019
Accrued expenses	$5,368	$4,234
Statutory payments	1,713	1,466
Provision for taxation	589	2,029
Leave encashment	4,024	3,150
Derivative financial instruments	887	136
Employee benefits	9,190	12,191
Consideration payable on business combination	—	3,530
Other	975	1,355
Accrued expenses and other liabilities	$22,746	$28,091

See Footnote 8 of the Consolidated Financial Statements for disclosure of reclassification to net advance tax payments against accrued provision for taxation.

11	DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information of fair values of derivative financial instruments:

	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of March 31, 2020
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$23	$71	$760	$887
Total	$23	$71	$760	$887
As of March 31, 2019
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$436	$132	$21	$136
Total	$436	$132	$21	$136

*	The noncurrent and current portions of derivative assets are included in ‘Other assets’ and ‘Prepaid expenses and other current assets’, respectively, and of derivative liabilities are included in ‘Other liabilities’ and ‘Accrued expenses and other current liabilities’, respectively in the Consolidated Balance Sheet.

Cash Flow Hedges and Other Derivatives

The Group uses foreign currency forward and par forward contracts to hedge the risks associated with foreign currency fluctuations relating to certain commitments and forecasted transactions. The Group designates certain of these hedging instruments as cash flow hedges. The use of hedging instruments is governed by the policies which are approved by Board of Directors of the Group.

Derivative financial instruments entered into by the Group that are not designated as hedging instruments in hedge relationships are classified in financial instruments at fair value through profit or loss.

The aggregate contracted USD notional amounts of the Group’s foreign exchange forward contracts (sell) outstanding as of March 31, 2020 amounted to $42,900 and as of March 31, 2019 amounted to $31,100.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

11	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The outstanding forward contracts as of March 31, 2020 mature between 1 to 36 months. As of March 31, 2020, the Group estimates that $(1,452), net of tax, of the net gains/(losses) related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 12 months.

The related cash flow impacts of all of the Group’s derivative activities are reflected as cash flows from operating activities.

The following table provides information of the amounts of pre-tax gains/(losses) recognized in and reclassified from accumulated other comprehensive income (“AOCI”):

	Amount of Gain/(Loss) recognized in AOCI (effective portion)	Amount of Gain/(Loss) reclassified from AOCI to Consolidated Statements of Income
For the year ended March 31, 2020
Foreign exchange forward contracts	$(1,917)	$1,005
Total	$(1,917)	$1,005

For the year ended March 31, 2019
Foreign exchange forward contracts	$1,005	$(691)
Total	$1,005	$(691)

12	RETIREMENT BENEFIT OBLIGATION — GRATUITY

Employees of the Group who are in India, participate in a gratuity employee defined contribution benefit plan sponsored by MSSIPL, which is a defined benefit plan. In India, gratuity plans are governed by the Payment of Gratuity Act, 1972. This plan is accounted for as multi-employer benefit plan in these consolidated financial statements and, accordingly, the Group’s Consolidated Balance Sheets do not reflect any assets or liabilities related to these plans. The Group’s Consolidated Statements of Operations includes expense allocations for these benefits. The Group considers the expense allocation methodology and results to be reasonable for all periods presented. The company reflects the funded status of its defined pension plan as a net asset or a net liability in its balance sheet and recognizes changes in that funded status in the year in which the changes occur through statement of income.

These plan assets have been classified as level 2 investments in the fair value hierarchy.

Plan information is as follows:

Legal name of the plan: Majesco Software & Solutions India Private Limited Employees’ Group Gratuity Assurance Scheme (C.A.)

	Year ended	Year ended
	March 31,	March 31,
Change in Projected Benefit Obligation (PBO)	2020	2019
Beginning of period	$3,054	$2,729
Acquisition	—	—
Service cost	377	340
Interest cost	255	230
Assumption change	135	—
Currency	—	—
Acquisition/Business combination/Divestiture	88	—
Actuarial (gain)	(54)	(30)
Benefits paid	(303)	(215)
End of period	$3,552	$3,054

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

12	RETIREMENT BENEFIT OBLIGATION — GRATUITY (continued)

	Year ended	Year ended
	March 31,	March 31,
Change in Fair Value Plan of Assets	2020	2019
Beginning of period	$2,519	$2,516
Acquisition	94	—
Currency	—	—
Return on assets	257	146
Contributions	544	57
Benefits paid	(284)	(202)
End of period	$3,130	$2,519

Underfunded Status	$205	$372

The following table presents significant weighted-average assumptions used to determine benefit obligation and benefit cost for the fiscal years ended:

	As of March 31,
	2020	2019
Discounted rate for benefits obligation	7.67%	8.35%
Discounted rate for net benefit cost	8.35%	8.00%
Expected return on plan assets for net benefit costs	7.50%	8.50%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the fiscal year end:

Future
Amortization
2021	$465
2022	433
2023	418
2024	404
2025	402
Thereafter	1,761
Total	$3,883

Net Pension expense including the following:

	Year ended	Year ended
	March 31,	March 31,
	2020	2019
Service Cost	$377	$340
Interest Cost	255	230
Amortization of net actuarial costs	—	—
Expected return on plan assets	(212)	(197)
Immediate recognition of net loss	18	11
	$438	$384

Our defined benefit pension plan asset allocations as of fiscal years ended are as follows:

	Year ended	Year ended
	March 31,	March 31,
	2020	2019
Equities	0%	0%
Bonds	0%	0%
Gifts	0%	0%
Pooled assets with an insurance company	100%	100%
	100%	100%

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

12	RETIREMENT BENEFIT OBLIGATION — GRATUITY (continued)

Total plan assets and actuarial present value of accumulated plan benefits are as follows:

	As of March 31,
	2020	2019
Total plan assets	$3,131	$2,756
Total contributions received by the plan from all employers (for the period ended)	579	62

13	ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component are as follows:

	Year ended			Year ended
	March 31, 2020			March 31, 2019
	Before tax	Tax effect	Net of Tax	Before tax	Tax effect	Net of Tax
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$(702)	$—	$(702)	$293	$—	$293
Change in foreign currency translation adjustments	(1,868)	—	(1,868)	(995)	—	(995)
Closing balance	$(2,570)	$—	$(2,570)	$(702)	$—	$(702)

Unrealized gains/(losses) on cash flow hedges
Opening balance	$411	(120)	291	$96	(28)	68
Unrealized gains/(losses) on cash flow hedges	(1,918)	499	(1,419)	1,005	(292)	713
Reclassified to Consolidated Statements of Income	(46)	13	(33)	(690)	200	(490)
Net change	$(1,964)	$512	$(1,452)	$315	$(92)	$223
Closing balance	$(1,553)	$392	$(1,161)	$411	$(120)	$291

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

14	INCOME TAXES

The Group’s (provision)/benefit for income taxes consists of the following:

	Year ended	Year ended
	March 31,	March 31,
	2020	2019

United States	$6,058	$129
Foreign	7,773	10,407
Income before provision for income taxes	$13,831	$10,536

The total income tax expense differs from the amounts computed by applying the effective federal and state income tax rate of 21% as follows:

	Year ended	Year ended
	March 31,	March 31,
	2020	2019
Current:
U.S. Federal and state	$433	$1,200
Foreign	2,507	2,942
Total current	$2,940	$4,142

Prior Period – Current Tax:
U.S. Federal and state	$599	$72
Foreign	15	(45)
Total Prior Period – Current Tax	$614	$27

Deferred:
U.S. Federal and state	$350	$(402)
Foreign	247	(156)
Total deferred	$597	$(558)
Provision for income taxes recognized in Consolidated Statements of Income	$4,151	$3,611

	Year ended	Year ended
	March 31,	March 31,
	2020	2019
Net income before taxes	$13,831	$10,536
Computed tax expense	2,905	2,879
State Taxes	86	—
Unrecognized Tax Benefits	251	—
Non-deductible expenses
– Stock based compensation and Meals & Entertainment	152	1,011
– Others	(455)	219
GILTI Inclusion (net of Sec 250 Deduction)	812	—
Foreign Tax Credits and Other Out of Period Adjustments	(1,666)	—
Tax charge/(credit) of earlier year assessed in current year	(1,094)	28
Loss on effective tax rate reduction from 27.3% to 25.17%	—	—
Net tax credit on R&D and Sec 199 deduction	(286)	(368)
Tax exemption	—	(168)
Difference arising from different tax jurisdiction	526	125
Valuation Allowance	2,709	—
Others	211	(115)
Total taxes recognized in Consolidated Statements of Income	$4,151	$3,611

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

14	INCOME TAXES (continued)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act establishes new tax laws that affect 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21% effective April 1, 2018. Due to the effective date of enactment of the Tax Act, the blended statutory federal rate, taking into account the 21% rate under the new law, for the year ended March 31, 2018 is 30.75%. For certain deferred tax assets and deferred tax liabilities, the Company reduced the carrying value of the deferred tax assets and liabilities as a result of the Tax Act. In the fiscal year ended March 31, 2018, the Company made an adjustment of $2,400 to write down the Company’s deferred tax asset in line with the recent changes made to the Tax Code.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which provides relief to taxpayers affected by the COVID-19. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the provisions of the CARES Act and similar laws enacted internationally and has applied for reliefs relating to deferment of social security payments, government assistance subsidies and certain other payroll and non-income tax credits granted, within and outside of the United States but does not anticipate that it will have a material impact on its business.

Significant components of activities that gave rise to deferred tax assets and liabilities included on the Balance Sheet was as follows:

	As of March 31,
	2020	2019
Deferred tax assets/(liabilities):
Employee benefits	$4,680	$2,457
Equipment	251	15
Goodwill	(478)	517
Allowance for impairment of accounts receivables	142	473
Carry forwarded income tax losses	3,035	2,969
Tax credit for R&D expenses	1,054	1,546
Derivative financial instruments	391	(120)
Foreign tax liability - FTC carryovers (Mexico)	1,595	1,200
Others	36	(592)
Gross deferred tax assets	10,706	8,465
Less: Valuation allowance	(3,511)	(828)
Net deferred tax assets	$7,195	$7,637
Current portion of deferred tax assets	—	—
Non-current portion of deferred tax assets	$7,195	$7,637

A valuation allowance is established attributable to deferred tax assets recognized on carry forward tax losses and foreign tax credits by the Group where, based on available evidence, it is more likely than not that they will not be realized. Significant management judgment is required in determining provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The valuation allowance is based on the Group’s estimates of taxable income by jurisdiction in which the Group operates and the period over which deferred tax assets will be recoverable. The change in valuation allowance was $2,683 and ($248) for the years ended March 31, 2020 and March 31, 2019, respectively.

The Group entity in Singapore has recognized a valuation allowance on deferred income tax assets recognized on carry-forward losses amounting to $129 as of March 31, 2020 and $0 as of March 31, 2019, because it is not probable that future taxable profit will be available against which this temporary difference can be utilized. These carry forward losses are not subject to an expiration date.

The Group entity in Ireland has recognized a valuation allowance on deferred income tax assets recognized on carry-forward losses amounting to $221 as of March 31, 2020 and $0 as of March 31, 2019, because it is not probable that future taxable profit will be available against which this temporary difference can be utilized. These carry forward losses are not subject to an expiration date.

The Group entity in Canada has recognized a valuation allowance on deferred income tax assets recognized on carry-forward losses amounting to $803 as of March 31, 2020 and $828 as of March 31, 2019, respectively because it is not probable that future taxable profit will be available against which this temporary difference can be utilized. These carry forward losses generally start to expire in 2030.

The Group entity in the United States established a valuation allowance on foreign tax credit carryforwards in the amount of $1,595 as of March 31, 2020 due to the uncertainty of realizing tax credits. Additionally, the Company has established a valuation allowance on state net operating loss (“NOL”) carry-forwards in the amount of $762 as of March 31, 2020 due to the uncertainty of realizing the separate state loss carry-forwards.

As of March 31, 2020, the Company had NOLs of $22,292 comprised of $5,710 U.S. federal, $11,691 U.S. state and local and $4,891 non-US NOLs. The U.S. federal NOLs generally start to expire in 2033 and are subject to annual limitation under Internal Revenue Code Section 382. U.S. state NOLs begin to expire in 2022. The Company had foreign tax credit and R&D credit carryforwards amounting to $1,595 and $1,587 as of March 31, 2020 and $2,052 and $1,302 as of March 31, 2019, respectively.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

14	INCOME TAXES (continued)

Changes in unrecognized income tax benefits were as follows:

	As of March 31,
	2020	2019
Opening balance	$441	$441
Additions for tax positions relating to the current year	86	—
Additions for tax positions of prior years	165	—
Closing balance	$692	$441

As of March 31, 2020, the entire balance of unrecognized income tax benefits would affect the Group’s effective income tax rate, if recognized. Significant changes in the amount of unrecognized tax benefits are not reasonably possible within the next 12 months from the reporting date. The Group includes interest and penalties relating to unrecognized tax benefits within the provision for income taxes. The total amount of accrued interest and penalties as of March 31, 2020 and 2019, was $0 and $0, respectively.

Majesco and Majesco Software and Solutions Inc. file a consolidated income tax return, and the provision for income tax for the fiscal years ended March 31, 2020 and 2019 has been made accordingly.

At March 31, 2020, the Company asserts that the earnings of its foreign subsidiaries will be permanently reinvested in the working capital and other business needs of the subsidiaries to the extent that repatriation of these earnings would trigger additional capital gains tax, foreign withholding taxes, or material state income taxes. As such, amounts that can be brought back without triggering capital gains, foreign withholding taxes, or material income state income taxes will not be considered permanently reinvested. Based on our analysis, we do not believe that the potential impact of the unrecognized deferred tax liability associated with the repatriation of such earnings would be material to the financial statements.

In the US and India, the income tax returns are subject to examination by the appropriate tax authorities for the year ended March 31, 2017 and onwards and March 31, 2015 and onwards, respectively. The Company is under audit in India for the years ended ending March 31, 2015 and March 31, 2016. The Company has received a draft assessment issued by the Assistant Commissioner of Income Tax for the year ended March 31, 2015 and March 31, 2016 with respect to transfer pricing. The Company has filed an application with the Dispute Resolution Panel against the draft assessment order which the March 31, 2015 draft assessment order was disregarded and thereafter received a demand notice. The Company has filed an appeal with the Income Tax Appellate Tribunal for the March 31, 2015 draft assessment order, which was conducted, and the judgment is awaited. The Company is confident that they have a strong case that will be decided in their favor and have not booked a contingency nor uncertain tax position.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

15	EMPLOYEE STOCK OPTION PLAN

Employee Stock Option Scheme of Majesco Limited — Plan 1

Certain employees of the Group participate in the Group’s parent company Majesco Limited’s employee stock option plan. The plan termed as “ESOP plan 1”, became effective June 1, 2015, the effective date of the demerger of Mastek Ltd. Group employees who were having options in the earlier ESOP plans of Mastek Ltd. have now been given options of Majesco Limited. Under the plan, Majesco Limited during the year has also granted newly issued options to the employees of MSSIPL. In accordance with FASB Accounting Standards Codification (“ASC”) 718, Accounting for Stock Options and Other Stock-Based Compensation, Majesco uses the simplified method for estimating the expected term when measuring the fair value of employee stock options.

During the year ended March 31, 2020, 49 options were granted. The options were granted at the market price on the grant date.

As of March 31, 2020, the total future compensation cost related to non-vested options not yet recognized in the Consolidated Statements of Income was $166 and the weighted average period over which these awards are expected to be recognized was 1.83 years. The weighted average remaining contractual life of options expected to vest as of March 31, 2020 is 8.84 years.

Activity in the stock options granted under the Majesco Limited’s stock option plans granted to Majesco’s employees during the year was as follows:

	Year Ended		Year Ended
	March 31,		March 31,
	2020		2019
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
Particulars	of Options	Price*	of Options	Price*
Outstanding at the beginning of the year	1,390,071	$2.93	1,512,791	$3.38
Granted during the year	49,000	6.47	111,000	3.29
Forfeited during the year	(53,025)	3.28	(94,039)	4.73
Expired during the year	(90)	2.53	(1,643)	2.75
Exercised during the year	(190,769)	1.64	(138,038)	3.58
Transfer adjustment			—	—
Outstanding at the end of the year	1,195,187	$2.99	1,390,071	$2.93
Exercisable at the end of the year	1,438,156	$2.80	1,063,444	$2.62

*	The per share value has been converted at year end rate 1 US$=Rs. 75.32, and Rs. 69.10 as of March 31, 2020 and 2019, respectively.

The weighted average grant date fair values of options granted during the fiscal years ended March 31, 2020 and 2019 is $3.37 and $4.80, respectively, per option. The weighted average grant date fair value of vested options as of March 31, 2020 and 2019 is $1.81 and $1.80, respectively, per option. The Aggregate Intrinsic Value of options outstanding is $59,280.84 and options exercisable is $59,280.84 as of March 31, 2020.

The Group calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions:

	As of March 31,
Variables (range)	2020	2019
Expected term of share options	2-5 years	2-6 Years
Risk-free interest rates	6.84%	7.2-7.88%
Expected volatility	36%	34-46%
Expected dividend yield	0%	0%

The volatility is determined based on annualized standard deviation of the continuously compounded rate of return on the stock over the time to maturity of the options. The risk-free interest rates are determined using the expected life of options based on the zero-coupon yield curve for Government Securities in India. The expected dividend is based on the average dividend yields for the preceding seven years. Weighted average price is based on latest available closing market price on the stock exchange with the highest trading volume on the date of grant.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

15	EMPLOYEE STOCK OPTION PLAN (continued)

Summary of outstanding options as of March 31, 2020 is as follows:

Exercise Price Range*	Number of shares arising out of options	Wtd. Avg. Exercise Price*	Wtd. Avg. remaining Contractual life
$0.01 – $3.00	587,464	$1.08	5.37
$3.01 – $6.00	492,223	4.34	4.76
$6.01 – $9.00	115,500	6.89	8.43
Total	1,195,187	$2.99	5.41

*	The per share value has been converted at year end average rate 1 US$= Rs 75.32 as of March 31, 2020.

Summary of exercisable options as of March 31, 2020 is as follows:

Exercise Price Range*	Number of shares arising out of options	Wtd. Avg. Exercise Price*	Wtd. Avg. remaining Contractual life
$0.01 – $3.00	547,459	$1.16	5.18
$3.01 – $6.00	424,473	3.52	5.51
$6.01 – $9.00	49,500	7.45	6.59
Total	1,021,432	$2.80	5.39

In accordance with FASB Accounting Standards Codification (“ASC”) 718, Accounting for Stock Options and Other Stock-Based Compensation, Majesco uses the simplified method for estimating the expected term when measuring the fair value of employee stock options using the Black-Scholes option pricing model. Majesco believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the following criteria established by ASC 718:

●	stock options are granted at-the-money;

●	exercisability is conditional only on the completion of a service condition through the vesting date;

●	employees who terminate their service prior to vesting forfeit the options;

●	employees who terminate their service after vesting are granted limited time to exercise their stock options (typically 30 – 90 days); and

●	stock options are non-transferable and non-hedgeable.

Given our limited history with employee grants, we use the “simplified” method in estimating the expected term for our employee grants. The “simplified” method, as permitted by applicable regulations, is calculated as the average of the time-to-vesting and the contractual life of the options.

Majesco 2015 Equity Incentive Plan

In the fiscal year ended March 31, 2020, we recognized $2,885 compared to $2,941 in the fiscal year ended March 31, 2019, of share-based compensation expense in our consolidated Financial Statements.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

15	EMPLOYEE STOCK OPTION PLAN (continued)

In June 2015, Majesco adopted the Majesco 2015 Equity Incentive Plan (the “2015 Plan”). On May 9, 2018, the Board of Directors of Majesco approved an increase of 2,000,000 shares to be available for issuance under the 2015 Plan thereby increasing the number of shares available under such plan from 3,877,263 shares to 5,877,263 shares. This increase was approved by the shareholders of Majesco at the 2018 annual meeting of shareholders. Under the 2015 Plan, options, restricted stock and other equity incentive awards with respect to up to 5,877,263 shares may be granted by the Compensation Committee of the Board of Directors to our employees, consultants and directors at an exercise or grant price determined by the Compensation Committee of the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2015 Plan allows the grant of restricted or unrestricted stock awards or awards denominated in stock equivalent units or any combination of the foregoing, which may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash at the option of the Company. On March 31, 2020, an aggregate of 1,973,775 shares were available for grant under the 2015 Plan.

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

●	Expected volatilities are based on peer entities as the historical volatility of Majesco’s common stock is limited.

●	In accordance with ASC 718, Majesco uses the simplified method for estimating the expected term when measuring the fair value of employee stock options using the Black-Scholes option pricing model. Majesco believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the criteria established by ASC 718.

●	The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yields for an equivalent term at the time of grant.

●	Majesco does not anticipate paying dividends during the expected term.

	2020	2019
Expected volatility	41% –46%	41% – 50%
Weighted-average volatility	41%	41%
Expected dividends	0%	0%
Expected term (in years)	3-5 Years	3- 5 Years
Risk-free interest rate	1.7%	2.5%

As of March 31, 2020, there was $3,993 of total unrecognized compensation costs related to non-vested share-based compensation arrangements previously granted by Majesco. That cost is expected to be recognized over a weighted-average period of 1.53 years.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

15	EMPLOYEE STOCK OPTION PLAN (continued)

A summary of the outstanding common stock options under the 2015 Plan is as follows:

	Shares	Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
Balance, March 31, 2018	3,278,143	$4.79 – 7.72	7.69 Years	$5.27
Granted	370,890	5.25 – 7.64	9.56 Years	7.04
Exercised	(167,681)	4.87 – 6.22		5.02
Canceled	(428,245)	4.81 – 7.53		5.25
Balance, March 31, 2019	3,053,107	$4.79 – 7.72	8.08 Years	$5.49
Granted	160,000	8.05 – 10.02	9.30 Years	8.71
Exercised	(281,601)	7.10 – 10.15		7.82
Canceled	(65,632)	4.79 – 7.64		6.01
Balance, March 31, 2020	2,865,874	$4.79 – 10.02	6.2 Years	$5.68

The options granted during fiscal 2020 were distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$4.79-$6.22	2,274,988	6.09	$5.22	1,879,154	$5.13
$7.21-$10.02	590,886	6.98	$7.76	240,294	$7.50

The options granted during fiscal 2019 were distributed as follows, relative to the difference between the exercise price and the stock price at grant date:

	Weighted-	Weighted- Average
Number	Average Granted	Exercise Price	Fair Value
Exercise Price at Stock Price	370,890	$7.04	$3.09

Exercisable options at March 31, 2020 and 2019 were as follows:

	Number of Exercisable Options	Weighted- Average Exercise Price
March 31, 2020	2,119,448	$5.40
March 31, 2019	1,729,358	$5.36

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

15	EMPLOYEE STOCK OPTION PLAN (continued)

The following table summarizes information about stock options at March 31, 2020:

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

Restricted Stock Unit Awards

Restricted stock unit activity during the twelve months ended March 31, 2020 was as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance, April 1, 2018
Granted	375,000	$7.49
Balance, March 31, 2019	375,000	$7.49
Granted	135,000	$8.25
Exercised	(125,000)	7.51
Balance, March 31, 2020	385,000	$7.75

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

The ESPP provides employees with the right to purchase shares of common stock through payroll deductions. The common stock is offered to employees at a 15% discount to the closing price at the end of a quarter. The total number of shares available for purchase under the ESPP is 2,000,000. The ESPP Plan became effective January 1, 2016. As of March 31, 2020 and 2019 we had issued and sold 155,580 and 123,213 shares under the ESPP, respectively.

Warrants

As of March 31, 2020, there were warrants to purchase 25,000 shares of common stock outstanding. A summary of the terms of the outstanding warrants as of March 31, 2020 is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
Balance, March 31, 2018	25,000		2.4	$7.00
Granted	—
Balance, March 31, 2019	25,000		1.4	$7.00
Granted	—			—
Balance, March 31, 2020	25,000		0.4	$7.00

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

15	EMPLOYEE STOCK OPTION PLAN (continued)

Exercisable warrants at March 31, were as follows:

	Number of Exercisable Warrants	Weighted- Average Exercise Price
March 31, 2020	25,000	$7.00
March 31, 2019	25,000	$7.00

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

Total employee stock option plans expenses

The total amount of compensation expense recognized in Majesco’s Consolidated Statements of Income in respect of employee stock option plans is as follows:

	Year Ended	Year Ended
	March 31,	March 31,
	2020	2019
Cost of revenue	$237	$255
Research and development expenses	73	233
Selling, general and administrative expenses	2,575	2,453
Total	$2,885	$2,941

16	OTHER INCOME/(EXPENSES)

Other income/(expenses) consists of following:

	Year ended	Year ended
	March 31,	March 31,
	2020	2019

Foreign exchange gain	$813	$324
Other finance charges	—	(121)
Profit on sale of investment	97	146
Profit on sale of assets	13	9
Rental Income	38	—
Other	264	83
Other income/(expenses)	$1,225	$441

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

17	EARNINGS PER SHARE

The basic and diluted earnings per share were as follows:

	Year ended	Year ended
	March 31,	March 31,
	2020	2019
Net income	$9,680	$6,925
Basic weighted average outstanding equity shares	43,056,910	37,209,999
Adjustment for dilutive potential common stock options under Majesco 2015 Equity Plan dilutive weighted average outstanding equity shares	2,202,055	2,063,606
Earnings per share
Diluted weighted average outstanding equity shares	45,258,965	39,273,605
Basic	$0.22	$0.19
Diluted	$0.21	$0.18

Basic earnings per share amounts are calculated by dividing net income for the years ended March 31, 2020 and 2019 attributable to common shareholders by the weighted average number of ordinary shares outstanding during the same periods.

Diluted earnings per share amounts are calculated by dividing the net income attributable to common shareholders by the sum of the weighted average number of ordinary shares outstanding during the periods plus the weighted average number of common shares that would be issued on the conversion of all the dilutive potential common shares into common shares.

The calculation of diluted earnings per share at March 31, 2020 and March 31, 2019 included potential equity shares and options granted to employees, as their inclusion would have been antidilutive.

On October 1, 2019, 100,000 restricted stock units (“RSUs”) granted to the Chief Executive Officer pursuant to the  2015 Equity Incentive Plan vested. 49,250 of the shares from this RSU grant were withheld to cover required tax withholdings and are held as treasury stock.

18	RELATED PARTIES BALANCES AND TRANSACTIONS

Reimbursement of Expenses

On March 16, 2020 Majesco Software and Solutions India Pvt. Ltd. (“MSSIPL”), a subsidiary of Majesco, entered into a cost sharing agreement (the “Cost Sharing Agreement”) with Majesco Limited, Majesco’s controlling shareholder. Pursuant to the Cost Sharing Agreement, effective as of April 1, 2019, a portion of the costs with respect to certain employees of Majesco Limited shall be charged to MSSIPL as payment for services rendered by such employees to Majesco and its subsidiaries. There will be no mark up and only a reimbursement for the proportion of the actual costs. The Cost Sharing Agreement may be terminated, among other reasons, by either party upon 60 days prior written notice.

The Group reimburses expenses incurred by Majesco Limited attributable to shared resources with Majesco Limited that are in the process of being separated after the separation of Mastek Ltd.’s insurance related operations, including air travel, travel insurance, telephone costs, utility charges, insurance costs, administrative personnel costs, software and hardware costs and third party license costs, less receivables from Majesco Limited for similar expenses. The amount receivable/(payable) from Majesco Limited for reimbursement of expenses as on March 31, 2020 and March 31, 2019 was $3 and $0, respectively.

The Group also reimburses the insurance premium paid by Majesco Limited for the insurance policy at the Majesco Limited group level pertaining to the employees of MSSIPL. During the year ended March 31, 2020 MSSIPL paid $79 to Majesco Limited toward such insurance premium. This transfer ended as of June 30, 2019.

Leases

MSSIPL entered into an operating lease for its operation facilities in Mahape, India, as lessee, with Majesco Limited, Majesco’s parent company, as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $1,436. The lease is effective June 1, 2015 and initially expired on May 31, 2020.  MSSIPL may terminate the lease after three years with six months’ prior written notice to Majesco Limited. Majesco Limited may terminate the lease after five years with six months’ prior written notice to MSSIPL. On May 16, 2019, a new lease agreement between Majesco Limited and MSSIPL was signed for the leasing of additional office space by Majesco Limited to MSSIPL, in continuation to the existing operating lease until May 31, 2020. The approximate aggregate annual rent payable to Majesco Limited under this additional lease agreement is $42. On June 1, 2020, MSSIPL entered into an amendment to the lease with respect to its operation facilities in Mahape pursuant to which, effective as of June 1, 2020, the lease term was extended to November 30, 2020 and the monthly rent was approximately $94 (at exchange rates in effect at March 31, 2020).

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

18	RELATED PARTIES TRANSACTIONS (continued)

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

	As of	As of
	March 31,	March 31,
	2020	2019

Security deposits paid to Majesco Limited by MSSIPL for use of Mahape premises	$576	$552

Rental expenses paid by MSSIPL to Majesco Limited for use of premises for the years ended March 31, 2020 and March 31, 2019 was $1,399 and $1,352, respectively.

Guarantee

During the fiscal years ended March 31, 2020 and March 31, 2019, Majesco paid $0 and $31, respectively, to Majesco Limited as arrangement fees and guarantee commission for the guarantee given by Majesco Limited to HSBC and ICICI Bank for the facilities taken by Majesco and its subsidiaries. Both facilities have been repaid and terminated.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

18	RELATED PARTIES TRANSACTIONS (continued)

Lease with Exaxe Sellers

On October 14, 2004, Exaxe Consulting Limited entered into a lease (the “Lease”) with Norman Carroll, Philip Naughton and Luc Hemeryck for certain real property facilities for a term which initially expired on October 13, 2025. Pursuant to a Deed of Assignment dated December 6, 2017 between Exaxe Consulting Limited and Exaxe Limited, Exaxe Consulting Limited assigned Exaxe Limited the Lease for the balance of the term. Pursuant to Deed of Variation of the Lease executed in January 2019, Pursuant to a Deed of Variation of the Lease and Deed of Renunciation executed in September 2019, the term of the Lease is expected to terminate on September 30, 2024. The monthly rental fee under the Lease is EUR 106 (approximately $117 at exchange rate as of March 31, 2020).

Business Transfer Agreement and Memorandum of Understanding

On April 1, 2019, MSSIPL entered into a Business Transfer Agreement (the “Transfer Agreement”) with Majesco Limited, Majesco’s controlling shareholder. Pursuant to the Transfer Agreement, on May 15, 2019, MSSIPL purchased all of Majesco Limited’s insurance software business in India in a slump sale transaction, which included, among other things, Majesco Limited’s customer contracts and certain employees servicing this business, for a total value of approximately 243,745,000 Indian Rupees (approximately $3,503 at exchange rates in effect on April 1, 2019). The transaction did not include real estate properties of Majesco Limited used in the business which continue to be rented by MSSIPL from Majesco Limited.

Effective as of May 16, 2019, MSSIPL and Majesco Limited entered into a Memorandum of Understanding (the “MOU”) in connection with the Transfer Agreement pursuant to which MSSIPL will have access to facilities including, but not limited to, hardware, software and administrative support services in consideration for 20,000 Indian rupees (or approximately $265 at exchange rates in effect on March 31, 2020). The term of the MOU commenced on May 15, 2019 and shall terminate on March 31, 2022.

This being a transaction between entities under common control, the Company has followed the guidance as per FASB Business Combinations Topic 805 and recorded the assets, liabilities and reserves at respective book values as on April 1, 2019 pertaining to the transferred business and recorded resultant negative capital reserve which is adjusted in accumulated deficit of $2,707.

The Transfer Agreement was accounted for as a common control transaction in a manner similar to a pooling of interests. Accordingly, the audited consolidated financial statements included by Majesco in its March 31, 2019 Annual Report on Form10-K filing did not reflect the impact of the Transfer Agreement as the consummation of the common control transaction was subsequent to March 31, 2019. The Transfer Agreement was disclosed as a subsequent event transaction in the March 31, 2019 Annual Report on Form10-K.

The audited March 31, 2019 consolidated financial statements included in Majesco’s Annual Report on Form 10-K have been retrospectively adjusted below to furnish comparable information resulting from the common control transaction previously discussed.

TABULAR DISCLOSURE

The following retrospectively adjusted March 31, 2019 financial information reflects the results of the Transfer Agreement as if this common control transaction had occurred at the beginning of fiscal 2019. The March 31, 2019 Balance Sheet includes those reclassifications disclosed in Note 8 and 10. There was no impact on the transaction adjusted cash flows.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

18	RELATED PARTIES TRANSACTIONS (continued)

Majesco and Subsidiaries

Consolidated Balance Sheet

	March 31, 2019	Transfer Agreement Adjustment	As Adjusted March 31, 2019
ASSETS
Cash and cash equivalents	$11,329	$—	$11,329
Short term investments	28,108	—	28,108
Restricted cash	43	—	43
Accounts receivables, net	16,933	433	17,366
Unbilled accounts receivable	17,916	—	17,916
Deferred income tax assets	—	—	—
Prepaid expenses and other current assets	8,391	427	8,818
Total current assets	82,720	860	83,580
Property and equipment, net	2,787	239	3,026
Operating lease right-of-use asset, net	—	—	—
Intangible assets, net	12,937	32	12,969
Deferred income tax assets	7,637	179	7,816
Unbilled accounts receivable	543	—	543
Long term investments	—	—	—
Other assets	491	(2)	489
Goodwill	34,145	—	34,145
Total Assets	$141,260	$1,308	$142,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
Capital lease obligation	$—	$—	$—
Short term debt	442	—	442
Current maturities of long term borrowings	—	—	—
Accounts payable	2,220	107	2,327
Accrued expenses and other liabilities	24,182	3,909	28,091
Deferred revenue	10,988	—	10,988
Total current liabilities	37,832	4,016	41,848
Capital lease obligation, net of current portion	—	—	—
Long term debt	—	—	—
Vehicle loan	109	—	109
Operating lease right-of-use liability, net of current portion	—	—	—
Other	4,041	(1)	4,040
Total Liabilities	$41,982	$4,015	$45,997
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock	$86	$—	$86
Additional paid-in capital	122,163	—	122,163
Accumulated deficit	(23,792)	(2,707)	(26,499)
Accumulated other comprehensive income	(412)	—	(412)
Total stockholders’ equity attributable to Majesco stockholders	98,045	(2,707)	95,338
Noncontrolling interests in consolidated subsidiaries	1,233	—	1,233
Total stockholder’s equity	99,278	(2,707)	96,571
Total liabilities and stockholder’s equity	$141,260	$1,308	$142,568

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

18	RELATED PARTIES TRANSACTIONS (continued)

Majesco and Subsidiaries

Consolidated Income Statement

	Year ended March 31, 2019	Transfer Agreement Adjustment	As Adjusted Year ended March 31, 2019
Revenue	$139,860	$1,447	$141,307
Cost of revenue	71,373	1,107	72,480
Gross profit	$68,487	$340	$68,827
Research and development expenses	19,289	110	19,399
Selling, general and administrative expenses	39,148	554	39,702
Merger and acquisition expenses	444	—	444
Total operating expenses	$58,881	$664	$59,545
Income/(Loss) from operations	$9,606	$(324)	$9,282
Interest income	104	—	104
Interest expense	(450)	—	(450)
Other income (expense), net	441	—	441
Total gains recognized in Consolidated Statements of Income	835	—	835
Income / (loss) before provision for income taxes	$10,536	$(324)	$10,212
(Benefit)/Provision for income taxes	3,611	(64)	3,547
Net Income/(Loss)	$6,925	$(260)	$6,665
Net income / (loss) attributable to Non-controlling interests	—	—	—
Net income / (loss) attributable to Majesco	$6,925	$(260)	$6,665

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

18	RELATED PARTIES TRANSACTIONS (continued)

The deal was effective April 1, 2019 and consideration was transferred on May 15, 2019. There was no impact on the transaction adjusted cash flows.

Recognized amount of identifiable assets acquired, and liabilities assumed

Amount
Current assets	$89
Current long lived assets	450
Current liabilities	(486)
Total net book value of assets acquired	823
Total purchase consideration (1)	3,530
Retained Earnings	$2,707

(1)	Included in accrued expense in the table above

19	SEGMENT INFORMATION

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

The following table sets forth revenues by country based on the billing address of the customer:

	Year ended March 31,	Year ended March 31,
	2020	2019

USA	$129,517	$121,732
UK	3,732	6,299
Canada	284	568
Ireland	4,680	3,482
Malaysia	4,783	5,949
Singapore	423	1,299
Others	3,026	1,978
	$146,445	$141,307

The following table sets forth revenues by classification:

	Year ended March 31,	Year ended March 31,
	2020	2019

Property and Casualty	$114,289	$98,018
Life and Annuities	31,452	42,383
Others	704	906
	$146,445	$141,307

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

19	SEGMENT INFORMATION (continued)

The following table sets forth the Group’s equipment, net by geographic region:

	As of March 31,
	2020	2019
USA	$630	$892
UK	6	5
Canada	—	3
Ireland	33	49
Malaysia	70	133
Others	1,393	1,945
	$2,132	$3,027

We provide a significant volume of services to many customers. However, loss of a significant customer could materially reduce our revenues. The Group had approximately 200 customers for the fiscal year ended March 31, 2020 and one customer for the fiscal year ended March 31, 2019 that accounted for 10% or more of total revenue. The Group had no customer(s) as of March 31, 2020 and one customer as of March 31, 2019 that accounted for 10% or more of total accounts receivables and unbilled accounts receivable.

Presented in the table below is information about our major customers:

	Year ended		Year ended
	March 31,		March 31,
	2020		2019
	Amount	% of combined revenue	Amount	% of combined revenue
Customer A
Revenue	$7,577	5.2%	$17,298	12.4%
Accounts receivables and unbilled accounts receivable	$11,408	7.8%	$9,508	27.3%
Customer B
Revenue	$6,840	4.7%	$6,539	4.7%
Accounts receivables and unbilled accounts receivable	$1,816	1.2%	$758	2.2%

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

20	COMMITMENTS

Capital Commitments

The Group had outstanding contractual commitments of $750 and $90 as of March 31, 2020 and 2019, respectively for capital expenditures relating to the acquisition of property, equipment and new network infrastructure.

Operating Leases

The Group leases certain office premises under operating leases. Many of these leases include a renewal option on a periodic basis at the Group’s option, with the renewal periods extending in the range of 2 - 5 years. Rental expense for operating leases amounted to $3,147 and $3,273 for the fiscal years ended March 31, 2020 and 2019, respectively.

The schedule for future minimum rental payments over the lease term in respect of operating leases is set out below:

Year ended March 31,	Amount
2021	$1,573
2022	810
2023	574
2024	463
2025	109
Less: Imputed interest	380
Total minimum lease payments	$3,149

Lease liabilities, current portion	1,399
Lease liabilities, net of current portion	1,611
Total Lease liabilities	$3,010

Facility Leases

Our subsidiary in India, MSSIPL, has executed a lease for its operations in Mahape, India, as lessee, with Majesco Limited as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement is $1,436. The lease became effective on June 1, 2015 and initially expired on May 31, 2020. MSSIPL paid Majesco Limited $1,399 and $1,352 in rent under the lease during the year ended March 31, 2020 and March 31, 2019, respectively. MSSIPL may terminate the lease after three years with six months’ prior written notice to Majesco Limited. Majesco Limited may terminate the lease after five years with six months’ prior written notice to MSSIPL. On May 16, 2019, a new lease agreement between Majesco Limited and MSSIPL was signed for the leasing of additional office space by Majesco Limited to MSSIPL, in continuation to the existing operating lease until May 31, 2020. The approximate aggregate annual rent payable to Majesco Limited under this additional lease agreement is $42. On June 1, 2020, MSSIPL entered into an amendment to the lease with respect to its operation facilities in Mahape pursuant to which, effective as of June 1, 2020, the lease term was extended to November 30, 2020 and the monthly rent decreased to approximately $94 (at exchange rates in effect at March 31, 2020).

MSSIPL also entered into a lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this lease agreement is $237. The lease became effective on June 1, 2015 and expires on May 31, 2020. MSSIPL has also entered into a supplementary lease for its operations in Pune, India, with Mastek Ltd. as lessor. The approximate aggregate annual rent payable to Mastek Ltd. under this supplementary lease agreement is $110. The lease became effective on April 1, 2016 and expires on May 31, 2020. MSSIPL paid Mastek Ltd. $0 and $82.5 in rent under the leases for the year ended March 31, 2020 and March 31, 2019, respectively. MSSIPL may terminate the lease after three years with six months’ prior written notice to Mastek Ltd. Mastek Ltd. may terminate the lease after five years. On June 1, 2018, MSSIPL gave notice to Mastek Ltd. of its termination of both leases with an effective termination date of November 30, 2018.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

20	COMMITMENTS (continued)

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

On transition, the Company recognized a lease liability measured at the present value of the remaining lease payments. The ROU asset is recognized at its carrying amount as if the standard had been applied since the commencement of the lease but discounted using the lessee’s incremental borrowing rate as at April 1, 2019. Accordingly, a ROU asset and a corresponding lease liability of approximately $5,882 has been recognized.

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

Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The gross amounts of assets and liabilities related to operating leases are as follows:

	Balance Sheet Caption	March 31, 2020
Assets:
Operating lease assets	right-of-use assets, net	$2,977
Liabilities:
Current:
Operating lease liabilities	lease liability	$1,399
Long-term:
Operating lease liabilities	lease liability, net of current portion	1,611
Total lease liabilities		$3,010

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

20	COMMITMENTS (continued)

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

Information related to the Company’s ROU assets and related lease liabilities were as follows:

Year Ended
March 31,
2020
Cash paid for operating lease liabilities	$2,866
Right-of-use assets obtained in exchange for new operating lease obligations	$—
Weighted-average remaining lease term	2.25 years
Weighted-average discount rate	5.1%

Year Ended
March 31,
2019
Cash paid for operating lease liabilities	$—
Right-of-use assets obtained in exchange for new operating lease obligations	$—
Weighted-average remaining lease term	3.25
Weighted-average discount rate	5%

21	ACQUISITIONS

On November 27, 2018 (the “Agreement Date”) the Company entered into a share purchase agreement for the acquisition of all the issued share capital (collectively, the “Securities”) of Exaxe Holdings Limited, a private limited company incorporated in Ireland (“Exaxe”). On the Agreement Date, the Company completed the purchase of 90% of the Securities. The Company agreed to purchase, and the sellers agreed to sell to the Company, the remaining 10% of the Securities on August 1, 2019. The effective date of the transaction was October 1, 2018 in which all economic activity was included.

In consideration for the purchase of the Securities, on the Agreement Date, the Company paid the sellers EUR 6,392 (or approximately $7,252 at exchange rates in effect on November 27, 2018). In addition, the Company made additional payment to the sellers of EUR 717 (or approximately $812 at exchange rates in effect on August 1, 2019) for the remainder of the Securities on August 1, 2019.

The Company also agreed to make certain earnout payments to the sellers if certain adjusted EBITDA (as defined in the Exaxe Agreement) targets for Exaxe are met. If adjusted EBITDA for Exaxe for the period of January 1, 2019 through December 31, 2019 is at least equal to 75% of the adjusted EBITDA target for such year, the Company has agreed to pay EUR 625 (or approximately $688 at exchange rates in effect on December 1, 2019) to the sellers and an additional EUR 25 (or approximately $28 at exchange rates in effect on March 31, 2020) for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed EUR 1,250 (or approximately $1,382 at exchange rates in effect on March 31, 2020). If adjusted EBITDA for Exaxe for the period of January 1, 2020 through December 31, 2020 is at least equal to 75% of the adjusted EBITDA target for such year, the Company has agreed to pay EUR 750 (or approximately $830 at exchange rates in effect on March 31, 2020) to the sellers and an additional EUR 30 for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed EUR 1,500 or approximately $1,659 at exchange rates in effect on March 31, 2020). If adjusted EBITDA for Exaxe for the period of January 1, 2021 through December 31, 2021 is at least equal to 75% of the adjusted EBITDA target for such year, the Company has agreed to pay EUR 875 (or approximately $967 at exchange rates in effect on March 31, 2020) to the sellers and an additional EUR 35 (or approximately $39 at exchange rates in effect on March 31, 2020) for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earnout payment amount not to exceed EUR 1,750 or approximately $1,935 at exchange rates in effect on March 31, 2020). In lieu of being paid to the sellers, a portion of these earn-out payments will be paid to key employees as bonuses if they remain employed by Exaxe at the earnout payment date. The Company may also withhold 15% of any earnout payment if a seller who is a key employee leaves the employment of Exaxe prior to the end of the earnout period (other than due to death, serious illness, compassionate grounds, by mutual agreement or termination judged to be inappropriate.) The Company will also be entitled to withhold and off set against any earnout payment such amounts due and payable or which may become due and payable by the sellers to the Company with respect to claims under the agreement and related transaction documents.

The entire earnout amount of EUR 4,500 (or approximately $4,978 at exchange rates in effect on March 31, 2020) (less any portion already paid) will become due and payable upon a sale of beneficial interests in a majority of the outstanding shares of Exaxe or its subsidiary or a sale or other disposal in whole or substantial part of the undertaking or assets of Exaxe or its subsidiary before the end of the earnout period.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

21	ACQUISITIONS (continued)

During the fiscal year ended March 31, 2020, the Group and the former founders of Exaxe determined that the year 1 earn-out targets under the Exaxe share purchase agreement were not met and that no earn-out was payable to them towards the year one earn-out. Accordingly, the accrued deferred payment for year one has been reversed in the Consolidated Statements of Income during the year ended March 31, 2020 and disclosed as a separate line item below the income from operations for the fiscal year. During the fiscal year ended March 31, 2020, the Group reviewed again the future business projections of Exaxe based on the impact of COVID-19. During this exercise it was determined that one of the major customers of Exaxe in the business of selling door to door insurance was impacted significantly by the pandemic, which would have a negative impact on Exaxe’s engagement with this customer going forward. Based on the circumstances, it was determined that Exaxe would not be able to meet the full earn out targets for the remaining two years. The Group carried out a fair valuation of the contingent consideration liability and reversed a further EUR 1,339 (or approximately $1,473 at exchange rates in effect on November 27, 2018) and disclosed as a separate line item above the income from operations for the year. The total gain attributable to changes in the estimated contingent consideration payable for the acquisition of Exaxe was $1,388 for the year ended March 31, 2020.

The Company will also be restricted from making certain changes to the business of Exaxe, or diverting or redirecting Exaxe’s orders, revenue, customers, clients, suppliers or employees during the earnout period.

In connection with the transaction, on the Effective Date, Exaxe Limited, a subsidiary of Exaxe, entered into employment agreements with each of Norman Carroll (the Chief Executive Officer of Exaxe) and Philip Naughton (the Executive Director – Business Development of Exaxe) pursuant to which Norman Carroll and Philip Naughton will act as SVP Ireland/UK Operations and Executive Director Business Development of Exaxe Limited, respectively. The Company granted Norman Carroll and Philip Naughton stock options awards with respect to such number of shares of the Company’s common stock having an aggregate value of EUR 1,000 (or approximately $1,134 at exchange rates in effect on November 27, 2018) under to the Company’s 2015 Plan.

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

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Recognized amount of identifiable assets acquired and liabilities assumed

Amount
Cash	$297
Accounts receivable	968
Prepaid expenses and other current assets	498
Property, plant and equipment	42
Trade name	364
Customer relationships	1,658
Technology	7,314
Deferred tax asset from prior net operating losses	167
Accounts payable and other liabilities	(883)
Deferred revenue	(86)
Total fair value of identifiable net assets acquired	10,339
Total purchase consideration	12,329
Goodwill	$1,990

The changes in the varying amount of goodwill are as follows:

	As of	As of
	March 31,	March 31,
	2020	2019
Changes in carrying amount of the goodwill
Opening value	$34,145	$32,216
Changes due to currency fluctuation	(50)	(61)
Impairment of Goodwill	—	—
Reclassification of Deferred Tax (1)	—	—
Addition due to business combination	—	1,990
Closing value	$34,095	$34,145

(1)	Reflects the impact of an out of period adjustment related to a reclassification of deferred taxes from Goodwill generated from the Exaxe acquisition in fiscal year 2019.

Majesco and Subsidiaries

Notes to Consolidated Financial Statements

(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

21	ACQUISITIONS (continued)

Details of identifiable intangible assets acquired are as follows:

	Weighted average amortization period (in years)	Amount assigned	Residual value
Technology	5	$7,314	—
Trade name	10	364	—
Customer relationships	15	1,657	—
Total	6.96	$9,335	—

22	NON-CONTROLLING INTEREST

On November 27, 2018, the Company entered into a share purchase agreement for the acquisition of all the issued Securities of Exaxe. The Company completed the purchase of 90% of the Securities on November 27, 2018. The Company purchased, and the sellers sold to the Company, the remaining 10% of the Securities on August 1, 2019. The economic transfer date of Exaxe was October 1, 2018.

23	SUBSEQUENT EVENTS

InsPro Acquisition

On January 30, 2020 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of InsPro Technologies Corporation (OTCBB: ITCC) (“InsPro”) which is based in Eddystone, PA. InsPro is software leader in the life and annuity insurance market and has experience in the accident & health, long term care, Medicare supplement market segments. The InsPro Enterprise platform is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business.

The transaction was structured as a cash for stock merger and on April 1, 2020 pursuant to the Merger Agreement, InsPro merged with and into a wholly-owned subsidiary of Majesco with InsPro surviving the merger as a privately-held, wholly-owned subsidiary of the Company.

The Company paid approximately $11.4 million (the “Merger Consideration”) as consideration for the merger. The source of funds was available cash on hand. Specifically, holders of InsPro’s Series C Preferred Stock received $5.00 per share in cash and holders of InsPro’s Series B Preferred Stock received $0.9747 per share in cash.  As a result of the Merger Consideration being substantially less than the aggregate liquidation preference of InsPro’s Series C Preferred Stock and Series B Preferred Stock which were entitled to the two most senior liquidation preferences under InsPro’s Certificate of Incorporation, holders of InsPro’s common stock and Series A Preferred Stock did not receive any portion of the Merger Consideration. Additionally, each InsPro option or warrant outstanding immediately prior to the effective time of the merger, whether or not then vested and exercisable, was cancelled without the receipt of any consideration.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of December 14, 2014, by and between Majesco and Cover-All (incorporated by reference to Exhibit 2.1 to Majesco’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the SEC on June 19, 2015)
2.2	Amendment No. 1 to Agreement and Plan of Merger dated as of February 18, 2015, by and among Majesco, Cover-All and RENN (incorporated by reference to Exhibit 2.2 to Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed with the SEC on June 19, 2015)
2.3	Share Purchase Agreement between Majesco and the sellers of the securities of Exaxe Holdings Limited (incorporated by reference to Exhibit 2.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on November 29, 2018) (2)(4)
2.4	Agreement and Plan of Merger, dated as of January 30, 2020, by and among Majesco, Majesco Merger Sub, Inc. and InsPro Technologies Corporation (incorporated by reference to Exhibit 2.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on February 3, 2020)(2)
3.1	Amended and Restated Articles of Incorporation of Majesco, dated June 22, 2015, as amended (incorporated by reference to Exhibit 3.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 23, 2015)
3.2	Amended and Restated Bylaws of Majesco, dated June 22, 2015, as amended (incorporated by reference to Exhibit 3.3 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 23, 2015)
4.1	Form of common stock certificate of Majesco (incorporated by reference to Exhibit 4.1 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
4.2	Description of Registrant’s Securities (1)
10.1+	Form of Majesco Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.1 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.2+	Majesco 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.3+	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.4+	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.5+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.6+	Form of Employee Stock Option Scheme of Majesco Limited — Plan I (incorporated by reference to Exhibit 10.7 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.7+	Form of Option Award Letter (incorporated by reference to Exhibit 10.8 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.8+	Form of Majesco Performance Bonus Plan (incorporated by reference to Exhibit 10.9 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.9+	Form of Majesco Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.10+	Employment Letter Agreement between Majesco and Edward Ossie, dated December 1, 2014 (incorporated by reference to Exhibit 10.13 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)

10.11+	Employment Letter Agreement between Majesco and Prateek Kumar, dated as of April 11, 2003 (incorporated by reference to Exhibit 10.14 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.12+	Employment Letter Agreement between Majesco and Lori Stanley, dated as of June 29, 2011 (incorporated by reference to Exhibit 10.16 to Majesco’s Registration Statement on Form S-4 (File No. 333-202180), filed with the SEC on April 1, 2015)
10.13+	Form of Non-Qualified Stock Option Award Agreement for the United Kingdom (incorporated by reference to Exhibit 10.32 to Majesco’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the SEC on August 10, 2015)
10.14	Services Agreement dated December 2, 2015, between Mastek (UK) Limited and Majesco UK Limited (incorporated by reference to Exhibit 10.36 to Majesco’s Current Report on Form 8-K, filed with the SEC on December 3, 2015)
10.15	Stock Purchase Warrant, dated September 1, 2015, issued to Maxim Partners LLC (incorporated by reference to Exhibit 10.1 to Majesco’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the SEC on November 3, 2015)
10.16	Master Services Agreement, dated August 2, 2016, between Majesco Limited and Majesco Software and Solutions India Private Limited (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on August 5, 2016)
10.17	Memorandum of Understanding, dated August 2, 2016, between Majesco Limited and Majesco Software and Solutions India Private Limited (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on August 5, 2016)
10.18	Receivable Purchase Agreement, dated January 13, 2017, by and between Majesco and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on January 19, 2017)
10.19	Facility Letter, dated May 9, 2017, by and between Majesco Software and Solutions India Private Limited and Standard Chartered Bank (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on May 12, 2017)
10.20	Master Credit Terms with Standard Chartered Bank (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on May 12, 2017)
10.21	Unattested Memorandum of Hypothecation with Standard Chartered Bank (incorporated by reference to Exhibit 10.3 to Majesco’s Current Report on Form 8-K, filed with the SEC on May 12, 2017)
10.22	Intra Group Services Agreement between Majesco Limited and Majesco Software Solutions India Private Limited (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on July 30, 2018)
10.23+	Employment Letter Agreement between Majesco and Adam Elster dated as of September 20, 2018 (incorporated by reference to Exhibit 10.1 to Majesco’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2018)
10.24+	Amendment to Majesco 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Majesco’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2018)
10.25	Amendment to Receivable Purchase Agreement, dated November 29, 2018, by and between Majesco and HSBC Bank USA, National Association (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on December 4, 2018)
10.26+	Amended and Restated Employment Agreement between Cover-All Technologies Inc. and Manish Shah (1)
10.27+	Amendment to Amended and Restated Employment Agreement between Majesco and Manish Shah dated March 12, 2019 (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on March 18, 2019)
10.28+	Amendment to Employment Agreement between Majesco and Manish Shah dated June 22, 2020 (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 23, 2020)
10.29+	Employment Agreement between Majesco and James Miller dated March 12, 2019 (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on March 18, 2019)
10.30	Business Transfer Agreement, dated as of April 1, 2019, by and between Majesco Limited and Majesco Software and Solutions India Pvt. Ltd. (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on April 4, 2019)(2)

10.31+	Employment Agreement between Majesco and Wayne Locke dated April 4, 2019 (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on April 8, 2019)
10.32	Facility Letter, dated July 17, 2019, by and between Exaxe Limited and HSBC France, Dublin Branch (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on July 23, 2019)
10.33	Deed of Variation of Lease dated September 9, 2019 by and among Exaxe Limited and Norman Carroll, Philip Naughton and Frances Hemeryck (trading as the Sandyford Business Co-ownership) (incorporated by reference to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on September 11, 2019)
10.34	Deed of Renunciation dated September 9, 2019 by and among Exaxe Limited and Norman Carroll, Philip Naughton and Frances Hemeryck (trading as the Sandyford Business Co-ownership) (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on September 11, 2019)
10.35	Cost Sharing Agreement, dated as of March 16, 2020, by and between Majesco Software and Solutions India Pvt. Ltd. and Majesco Limited (incorporated by reference to Exhibit 10.2 to Majesco’s Current Report on Form 8-K, filed with the SEC on March 17, 2020)
16.1	Letter from MSPC Certified Public Accountants and Advisors, P.C. (incorporated by reference to Exhibit 16.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on July 3, 2019)
21.1	Subsidiaries of Majesco (1)
23.1	Consent of BDO USA, LLP (1)
23.2	Consent of MSPC CPA’s and Advisors (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

+	Denotes a management contract or compensatory plan.
(1)	Filed herewith.
(2)	Schedules or similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
(3)	Furnished herewith.
(4)	Confidential treatment has been requested to a portion of this exhibit, and such confidential portion has been deleted and filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAJESCO

Date: July 8, 2020	By:	/s/ Adam Elster
Adam Elster
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam Elster	Chief Executive Officer	July 8, 2020
Adam Elster	(Principal Executive Officer) and Director

/s/ Wayne Locke	Chief Financial Officer	July 8, 2020
Wayne Locke	(Principal Financial and Accounting Officer)

/s/ Ketan Mehta	Chairman	July 8, 2020
Ketan Mehta

/s/ Earl Gallegos	Vice Chairman	July 8, 2020
Earl Gallegos

/s/ Arun K. Maheshwari	Director	July 8, 2020
Arun K. Maheshwari

/s/ Rajesh Hukku	Director	July 8, 2020
Rajesh Hukku

/s/ Carolyn Johnson	Director	July 8, 2020
Carolyn Johnson

/s/ Sudhakar Ram	Director	July 8, 2020
Sudhakar Ram

/s/ Robert P. Restrepo Jr.	Director	July 8, 2020
Robert P. Restrepo Jr.