Form 10-Q
period 2020-06-30
Majesco
filed 2020-08-14
CIK 1626853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2020
Common Stock, $0.002 par value per share	43,372,515 shares

MAJESCO

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Majesco and Subsidiaries

Consolidated Balance Sheets
(All amounts are in thousands of US Dollars except share data and as stated otherwise)

	June 30,	March 31,
	2020	2020
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$23,320	$35,240
Short term investments	7,546	16,173
Restricted cash	39	39
Accounts receivable, net	29,678	26,156
Unbilled accounts receivable	21,129	16,118
Prepaid expenses and other current assets	8,355	7,266
Total current assets	90,067	100,992
Equipment, net	2,491	2,132
Right-of-use asset, net	3,802	2,977
Intangible assets, net	10,879	9,531
Deferred income tax assets	9,894	7,195
Unbilled accounts receivable, net of current portion	1,532	847
Other assets	2,601	1,746
Goodwill	40,224	34,095
Total Assets	$161,490	$159,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of vehicle equipment and other loans	$646	$25
Current portion of finance lease obligation	127	—
Lease liability	1,961	1,399
Accounts payable	5,261	4,159
Accrued expenses and other current liabilities	19,596	22,746
Deferred revenue	20,993	20,553
Total current liabilities	48,584	48,882
Vehicle, equipment and other loans, net of current portion	204	68
Finance lease obligation, net of current portion	131	—
Lease liability, net of current portion	1,631	1,611
Other liabilities	2,016	2,341
Total Liabilities	52,566	52,902
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.002 per share – 50,000,000 shares authorized as of June 30, 2020 and March 31, 2020, and no shares issued and outstanding as of June 30, 2020 and March 31, 2020	—	—
Common stock, par value $0.002 per share – 450,000,000 shares authorized, 43,349,678 shares issued (including 54,999 shares held as Treasury Stock) and 43,294,679 shares outstanding as of June 30, 2020 and 43,334,678 shares issued (including 49,250 shares held as Treasury Stock) and 43,285,428 shares outstanding as of March 31, 2020	87	87
Additional paid-in capital	127,383	126,643
Accumulated deficit	(15,098)	(16,385)
Accumulated other comprehensive loss	(3,448)	(3,732)
Total Stockholders’ Equity	108,924	106,613
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,490	$159,515

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Income (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Three Months ended June 30, 2020	Three Months ended June 30, 2019
Revenue	$41,247	$37,304
Cost of revenue	21,878	17,434
Gross profit	19,369	19,870
Operating expenses
Research and development expenses	3,818	5,470
Selling, general and administrative expenses	11,627	11,826
Merger and acquisition expenses	1,819	—
Total operating expenses	17,264	17,296
Income from operations	2,105	2,574
Interest income	36	189
Interest expense	(136)	(89)
Other income (expenses), net	21	(11)
Income before provision for income taxes	$2,026	$2,663
Provision for income taxes	739	1,381
Net Income	$1,287	$1,282
Earnings per share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03
Weighted average number of common shares outstanding
Basic	43,348,966	42,912,982
Diluted	45,050,609	44,896,086

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)
(All amounts are in thousands of US Dollars)

	Three Months ended June 30, 2020	Three Months ended June 30, 2019
Net Income	$1,287	$1,282
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments	(285)	66
Unrealized gains (losses) on cash flow hedges	569	117
Other comprehensive income	$284	$183
Comprehensive income	$1,571	$1,465

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(All amounts are in thousands of US Dollars except per share data and as stated otherwise)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total Stakeholders’
	Shares	Amount	capital	deficit	income	equity

Balance as of April 1, 2020	43,285,428	$87	$126,643	$(16,385)	$(3,732)	$106,613
Net income	—	—	—	1,287	—	1,287
Issue of stock under ESOP and ESPP	9,023	—	61	—	—	61
Stock based compensation	—	—	679	—	—	679
Foreign currency translation adjustments	—	—	—	—	(285)	(285)
Unrealized gains on cash flow hedges	—	—	—	—	569	569
Balance as of June 30, 2020	43,294,451	$87	$127,383	$(15,098)	$(3,448)	$108,924

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non-controlling	Total stakeholders’
	Shares	Amount	capital	deficit	income	interests	equity
Balance as of April 1, 2019 as reported	42,846,273	$86	$122,163	$(23,792)	$(412)	$1,233	$99,278
Net assets received on business combination	—	—	—	823	—	—	823
Consideration payable on business combination	—	—	—	(3,530)	—	—	(3,530)
Balance as on April 1, 2019 as adjusted	42,846,273	86	$122,163	$(26,499)	$(412)	$1,233	$96,571
Net income	—	—	—	1,282	—	—	1,282
Issue of stock under ESOP and ESPP	83,492	—	475	—	—	—	475
Stock based compensation	—	—	929	—	—	—	929
Foreign currency translation adjustments	—	—	—	—	66	—	66
Unrealized gains on cash flow hedges	—	—	—	—	117	—	117
Balance as of June 30, 2019	42,929,765	$86	$123,567	$(25,217)	$(229)	$1,233	$99,440

See accompanying notes to the Consolidated Financial Statements.

Majesco and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(All amounts are in thousands of US Dollars)

	Three Months ended June 30, 2020	Three Months ended June 30, 2019
Net cash flows from operating activities
Net income	$1,287	$1,282
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation on property and equipment	409	408
Amortization of intangibles	986	817
Non-cash lease expense	580	629
Stock-based compensation	679	929
Gain on sale of property and equipment	(1)	(4)
Unrealized cash flow hedges	569	117
Deferred income taxes	285	825
Change in operating assets and liabilities:
Accounts receivable	(2,123)	(888)
Unbilled accounts receivable	(4,999)	(3,351)
Prepaid expenses and other current assets	(405)	2,036
Other non-current assets	(761)	113
Accounts payable	850	343
Lease liability	(629)	(617)
Accrued expenses and other liabilities	(6,888)	(6,603)
Deferred revenue and other non-current liabilities	(1,921)	1,070
Net cash used in operating activities	(12,082)	(2,894)
Net cash flows from investing activities
Purchase of property and equipment	(688)	(77)
Proceeds from the sale of property and equipment	1	4
Purchase of intangible assets	(54)	—
Purchase consideration paid on acquisition of business (net of cash acquired)	(7,422)	(3,530)
Purchase of investments	(6,591)	(9,026)
Proceeds from sale of investments	15,160	13,763
Net cash provided by investing activities	406	1,134
Net cash flows from financing activities
Proceeds from shares issued under ESPP and ESOP	61	475
Repayment of finance lease obligations	(59)	—
Repayment of loans from bank	(225)	(315)
Net cash (used in)/provided by financing activities	(223)	160
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(21)	(96)
Net decrease in cash and cash equivalents, and restricted cash	(11,920)	(1,696)
Cash and cash equivalents, and restricted cash, beginning of the period	35,279	11,329
Cash, cash equivalents, and restricted cash at end of the period	$23,359	$9,633
Supplementary disclosure of cash flow information
Interest paid	$136	$89
Income taxes paid	$370	$341

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report on Form 10-Q. As such, it is uncertain as to the full magnitude that the pandemic will have on Majesco’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and its impact on Majesco’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, Majesco is not able to estimate the effects that the COVID-19 outbreak will have on its results of operations, financial condition, or liquidity for fiscal year 2021.

As of the date of this Quarterly Report on Form 10-Q the Company has not experienced any delays in securing new customers and related revenues, cancelations of existing contracts, or delays in payments from existing customers, however, the longer this pandemic continues there may be additional impacts.

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

For a description of all significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (the “Annual Report”).

c.	Principles of Consolidation

The Group’s consolidated financial statements include the accounts of Majesco and its subsidiaries, Majesco Canada Ltd., Majesco Software and Solutions Inc. (“MSSI”), Majesco Sdn. Bhd., Majesco UK Limited, Majesco Software and Solutions India Private Limited (“MSSIPL”), Majesco Asia Pacific Pte Ltd., Exaxe Holdings Limited (“Exaxe”) and Majesco Software Solutions Ireland Limited, and, since the date of their acquisition on April 1, 2020, InsPro Technologies Corporation, InsPro Technologies, LLC, Atiam Technologies, LP and InsPro Hosting Services, LLC.

d.	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, marketable securities, accounts receivable, long-lived assets including goodwill, income taxes, , and stock-based compensation.

e.	Cash and Cash Equivalents

The Company considers all short-term investments purchased with an original maturity date of three months or less to be cash equivalents.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Developments

New Accounting Pronouncements not yet adopted

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its consolidated financial statements, particularly its recognition of allowances for accounts receivable.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have upon its financial position and results of operations, if any.

Recently adopted accounting pronouncements

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which removes the requirement for an entity to calculate the implied fair value of goodwill (as part of step 2 of the current goodwill impairment test) in measuring a goodwill impairment loss. The standard will be effective for the Company beginning April 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this pronouncement did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The new standard became effective for the Company beginning with the first quarter of fiscal 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Emerging Growth Company

We are an “emerging growth company” and “smaller reporting company” under the federal securities laws and are subject to reduced public company reporting requirements. We will remain an emerging growth company until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (c) the date on which we have issued more than $1.0 billion in nonconvertible debt securities during the preceding three-year period and (d) the last day of our fiscal year containing the fifth anniversary of the date on which shares of our common stock were offered in connection with the completion of our merger with Cover-All, or March 31, 2021. Section 107 of the Jumpstart Our Business Startups Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have taken advantage of the extended transition period for complying with certain new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of June 30, 2020 and March 31, 2020:

Assets and Liabilities
	June 30, 2020	March 31, 2020
Level 2
Derivative financial instruments (included in the following line items in the consolidated balance sheets)
Prepaid expenses and other current assets	$138	$71
Other liabilities	(419)	(760)
Other assets	42	23
Accrued expenses and other liabilities	(553)	(1,092)
	$(792)	$(1,758)
Level 3
Contingent consideration	(1,655)	(1,599)
	$(1,655)	$(1,599)
Total	$(2,447)	$(3,357)

The following table presents the change in level 3 instruments:

	June 30, 2020	June 30, 2019
Opening balance	$(1,599)	$—
Total expense recognized in the consolidated statements of income	(56)	—
Closing balance	$(1,655)	$—

On November 27, 2018 (the “Agreement Date”) the Company entered into a share purchase agreement (the “Exaxe Agreement”) for the acquisition of all the issued share capital (collectively, the “Securities”) of Exaxe Holdings Limited, a private limited company incorporated in Ireland (“Exaxe”). On the Agreement Date, the Company completed the purchase of 90% of the Securities. The Company agreed to purchase, and the sellers agreed to sell to the Company, the remaining 10% of the Securities on August 1, 2019. The effective date of the transaction was October 1, 2018 in which all economic activity was included. The Company also agreed to make certain earnout payments to the sellers if certain adjusted EBITDA (as defined in the Exaxe Agreement) targets for Exaxe are met.

The contingent consideration payable for the acquisition of the business of Exaxe was $1,655 for the period ended June 30, 2020 and $1,599 at March 31, 2020. The long-term contingent consideration for Exaxe has been evaluated for fair value. During the year ended March 31, 2020, the Group and the former founders of Exaxe determined that the year 1 earn-out targets under the Exaxe share purchase agreement were not met and that no earn-out was payable to them towards the year 1 earn-out. Accordingly, the accrued deferred payment for year 1 was reversed in the consolidated statements of income during the quarter ended December 31, 2019. During the fourth quarter of the fiscal year ended March 31, 2020, the Company again reviewed the business projections of Exaxe based on the impact of COVID-19. During this exercise it was determined that one of the major customers of Exaxe in the business of selling door to door insurance was impacted significantly by the pandemic, which would have a negative impact on Exaxe’ s engagement with this customer going forward. Based on the circumstances it was determined that Exaxe would not be able to meet the full earn out targets for the remaining two years. Majesco carried out a fair valuation of the contingent consideration liability and reversed a further EUR 1,339 (approximately $1,473 at exchange rates in effect at November 27, 2018). All Euros are in thousands unless otherwise indicated.

The total gain attributable to changes in the estimated contingent consideration payable for the acquisition of Exaxe was $2,832 for the year ended March 31, 2020.  The fair value of the liability has been determined as per exchange rates in effect as June 30, 2020, and an expense of $56 has been considered in the selling, general and administrative expenses in the consolidated statements of income for the first quarter ended June 30, 2020.

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

MSSIPL Facilities

On May 9, 2017, MSSIPL and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (the “Combined Facility”) pursuant to which Standard Chartered Bank agreed to a Combined Facility of up to 200 million Indian rupees (or approximately $2,600 at exchange rates in effect on June 30, 2020). The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of services, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The Working Capital Overdraft Facility and the Short-Term Loans Facility are for working capital purposes and subject to sub-limits. The Pre-Shipment Financing Under Export Orders Facility is for the delivery of software ready for sale. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time.

The interest on the Combined Facility is based on the marginal cost of funds-based lending rate (the “MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and is effective until repayment. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was in compliance under the terms of this Combined Facility as of June 30, 2020. There are no outstanding loans under this Combined Facility as of June 30, 2020.

Auto loans

MSSIPL has obtained vehicle loans from HDFC Bank for the purchase of vehicles. The loans bear interest at a rate of 8.75% per annum, are payable in 60 monthly installments over a 5-year period and are secured by a pledge of the vehicles. The outstanding balance of these vehicle loans as of June 30, 2020 was $86.

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

As of June 30, 2020, Majesco had $0 outstanding under this facility.

Exaxe Facilities

Majesco Software Solutions Ireland Limited (“Exaxe”) had a receivables purchase agreement with AIB Commercial Finance Limited (“AIB Commercial”) pursuant to which AIB Commercial would purchase up to EUR 200 in receivables from Majesco Software Solutions Ireland Limited on a discounted basis. In addition, Majesco Software Solutions Ireland Limited had an overdraft facility with Allied Irish Banks, p.l.c. (“AIB”) of up to EUR 100. The facility had a variable interest rate and is payable on demand at any time. This facility was secured by the assets of Majesco Software Solutions Ireland Limited. As of June 30, 2020, there were no outstanding balances under these facilities. Both facilities were terminated during the year ended March 31, 2020.

On July 17, 2019, Majesco Software Solutions Ireland Limited and HSBC France, Dublin Branch, entered into a EUR 400 overdraft facility. The facility is for working capital purposes and is subject to review from time to time. Exaxe may terminate the facility at any time without penalty. Interest under the facility is payable at the rate of 3.5% per annum over the prevailing European Central Bank Rate on amounts up to EUR 400 and 7% per annum over such rate on amounts over EUR 400. The facility is secured by a fixed and floating charge over certain assets of Exaxe. Exaxe agreed to certain negative covenants under the facility, including not to create or allow any mortgage or security over its assets or revenues. As of June 30, 2020, there were no outstanding balances under this facility.

InsPro Facilities

Equipment financing obligations

On January 5, 2019, InsPro LLC entered into a financing arrangement with an unaffiliated company to finance the purchase of certain third-party perpetual software licenses and software subscription and maintenance. The amount financed was $802, which included $757 of cost of purchased software licenses and software subscription and maintenance services plus $45 of applicable sales tax. The financing arrangement commenced on January 5, 2019, has an annual interest rate of 6.1% and consists of 36 equal monthly payments of principal, interest and applicable sales tax of $24 commencing on February 1, 2019 and ending on January 1, 2022. The balance for this loan was $412 as of June 30, 2020. The Company’s right to use the purchased software licenses and software subscription and maintenance services is contingent on the Company remaining in compliance with the terms of this loan. As of June 30, 2020, the Company is in compliance with this loan. For the three months ended June 30, 2020, the interest expense on this loan was $7.

On February 28, 2019, InsPro LLC entered into a financing arrangement with an unaffiliated company to finance the purchase of perpetual software licenses for third party software products. The amount financed was $1,148. The financing arrangement has an annual interest rate of 7.13% and consists of 24 equal monthly payments of principal, interest of $51 which commenced in March 2019 and will end on February 1, 2021. The balance for this loan was $352 as of June 30, 2020. The Company’s right to use the purchased software licenses and software subscription and maintenance services is contingent on the Company remaining in compliance with the terms of this loan. As of June 30, 2020, the Company is in compliance with this loan. For the three months ended June 30, 2020, the interest expense on this loan was $8.

Finance lease obligations

The Company’s subsidiary, InsPro LLC, has entered into several finance lease obligations to purchase equipment used for operations (“Finance Leases”). The Company has the option to purchase the equipment at the end of each Finance Lease agreement for one dollar. The liability of these arrangements was $258 as of June 30, 2020.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table provides information of fair values of derivative financial instruments:

	Asset		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of June 30, 2020
Designated as Cash Flow Hedges
Foreign exchange forward contracts	$42	$138	$419	$553
Total	$42	$138	$419	$553

As of March 31, 2020
Designated as Cash Flow Hedges
Foreign exchange forward contracts	$23	$71	$760	$887
	$23	$71	$760	$887

*	The non-current and current portions of derivative assets are included in ‘Other assets’ and ‘Prepaid expenses and other current assets,’ respectively, and the noncurrent and current portions of derivative liabilities are included in ‘Other liabilities’ and ‘Accrued expenses and other current liabilities,’ respectively, in our consolidated balance sheets.

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

The aggregate contracted USD notional amounts of the Group’s foreign exchange forward contracts outstanding amounted to $43,950 and $42,900 as of June 30, 2020 and March 31, 2020, respectively.

The outstanding forward contracts as of June 30, 2020 mature between one month and 37 months. As of June 30, 2020 the Group estimates that $(592), net of tax, of the net (loss)/gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 37 months.

The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

The following table provides information on the amounts of pre-tax income/(loss) recognized in and reclassified from Accumulated Other Comprehensive Income (“AOCI”) of derivative instruments designated as cash flow hedges:

	Amount of Income (Loss) recognized in AOCI (effective portion)	Amount of (Loss) reclassified from AOCI to Statement of Operations (Revenue)
For the three months ended June 30, 2020
Foreign exchange forward contracts	$569	$(285)
Total	$569	$(285)

For the three months ended June 30, 2019
Foreign exchange forward contracts	$117	$66
Total	$117	$66

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income by component were as follows:

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Before tax	Tax effect	Net	Before tax	Tax effect	Net
Other comprehensive income
Foreign currency translation adjustments
Opening balance	$(2,570)	$—	$(2,570)	$(703)	$—	$(703)
Change in foreign currency translation adjustments	(285)	—	(285)	66	—	66
Closing balance	$(2,855)	$—	$(2,855)	$(637)	$—	$(637)

Unrealized gains/(losses) on cash flow hedges
Opening balance	$(1,553)	$392	$(1,161)	$411	$(120)	$291
Unrealized gains/(losses) on cash flow hedges	874	(220)	654	164	(47)	117
Reclassified to consolidated statements of income	(113)	28	(85)	—	—	—
Net change	$761	$(192)	$(569)	$164	$(47)	$117
Closing balance	$(792)	$200	$(592)	$575	$(167)	$408

8.	INCOME TAXES

The Group recognized income tax provisions of $739 and $1,381 for the three months ended June 30, 2020 and June 30, 2019 respectively.

The effective tax rate is 36.5% and 51.9% for the three months ended June 30, 2020 and June 30, 2019 respectively, which differs from the statutory U.S. federal income tax rate of 21%, mainly due to the impact of different tax jurisdictions and disallowable expenses.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which provides relief to taxpayers affected by the COVID-19. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company upon examining the provisions of the CARES Act and similar laws enacted internationally has applied for reliefs relating to deferment of social security payments, government assistance subsidies and certain other payroll and non-income tax credits granted, within and outside of the United States. Majesco has taken advantage of the FICA deferred tax program starting with the March 31, 2020 payroll and records the expense as incurred and maintains a payable in the amount of approximately $800 as of June 30, 2020. Taking advantage of this program does not impact our financial results or our financial position and is not anticipated to have a material impact on its business.

On July 20, 2020, the Treasury Department released final regulations under Internal Revenue Code Section 951A permitting a taxpayer to elect to exclude from its inclusion of global intangible low-taxed income (GILTI) items of income subject to the high effective rate of foreign tax. The final regulations adopt the threshold rate of foreign tax of 18.9% to determine whether an item is subject to “high tax”. The election can apply retroactively to tax years beginning after December 31, 2017. The Company continues to examine these new regulations but does not anticipate that it will have a material impact on its consolidated financial statements.

9.	EMPLOYEE STOCK OPTION PLAN

Employee Stock Option Scheme of Majesco Limited — Plan 1

Certain employees of the Group participate in the Group’s parent company, Majesco Limited’s, employee stock option plan. The plan, termed as “ESOP plan 1,” became effective June 1, 2015, the effective date of the demerger from Mastek Ltd. Group employees who were issued options in the earlier ESOP plans of Mastek Ltd. were given options of Majesco Limited following the demerger. Under the plan, Majesco Limited also grants newly issued options to the employees of MSSIPL from time to time. During the three months ended June 30, 2020, no options to purchase shares of common stock were granted under ESOP plan 1 of Majesco Limited.

As of June 30, 2020, the total future compensation cost related to non-vested options not yet recognized in the consolidated statements of income was $123, and the weighted average period over which these awards are expected to be recognized was 1.66 years. The weighted average remaining contractual life of options expected to vest as of June 30, 2020 is 8.67 years.

During the three months ended June 30, 2020, we recognized $46, in equity-based compensation expense in our consolidated financial statements compared to $171 during the three months ended June 30, 2019.

Majesco Limited calculates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	For the three Months ended June 30,
	2020	2019
Weighted-average volatility	—	36%
Expected dividends	—	0%
Expected term (in years)	—	2-5 years
Risk-free interest rate	—	6.60-7.10%

The summary of outstanding options of Majesco Limited as of June 30, 2020 is as follows:

	No. of Options Outstanding	Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
Tranche 1	474,853	$0.10 - 3.00	5.14	1.12
Tranche 2	474,873	$3.10 - 6.00	4.52	4.34
Tranche 3	110,000	$6.10 - 9.00	8.19	6.85
Balance, June 30, 2020	1,059,726

Of the stock options of Majesco Limited outstanding and held by Group employees, an aggregate of 940,595 are exercisable as of June 30, 2020.

Majesco 2015 Equity Incentive Plan

During the three months ended June 30, 2020, we recognized $633 in equity-based compensation expense in our consolidated financial statements compared to $758 during the three months ended June 30, 2019.

In June 2015, Majesco adopted the Majesco 2015 Equity Incentive Plan (the “2015 Plan”). On May 9, 2018, the Board of Directors of Majesco approved an increase of 2,000,000 shares in the number of shares available for issuance under the 2015 Plan thereby increasing the number of shares available under such plan from 3,877,263 shares to 5,877,263 shares. This increase was approved by the shareholders of Majesco at the 2018 annual meeting of shareholders. Under the 2015 Plan, options, restricted stock and other equity incentive awards with respect to up to 5,877,263 shares may be granted by the Compensation Committee of the Board of Directors to our employees, consultants and directors at an exercise or grant price determined by the Compensation Committee of the Board of Directors on the date of grant. Options may be granted as incentive or nonqualified stock options with a term of not more than ten years. The 2015 Plan allows the grant of restricted or unrestricted stock awards or awards denominated in stock equivalent units or any combination of the foregoing, which may be paid in common stock or other securities, in cash, or in a combination of common stock or other securities and cash. As of June 30, 2020, 1,930,893 shares were available for grant under the 2015 Plan.

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

-	Expected volatility is based on peer entities as historical volatility data for Majesco’s common stock is limited.

-	In accordance with ASC 718, Majesco uses the simplified method for estimating the expected term when measuring the fair value of employee stock options using the Black-Scholes option pricing model. Majesco believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the criteria established by Staff Accounting Bulletins Topic 14.

-	The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yields for an equivalent term at the time of grant.

-	Majesco does not anticipate paying dividends during the expected term.

	Unaudited For the three months ended June 30,
Variables (range)	2020	2019

Expected volatility	41%–46%	41%–46%
Weighted-average volatility	46%	46%
Expected dividends	0%	0%
Expected term (in years)	3-5	3-5
Risk-free interest rate	1.9%	2.5%

As of June 30, 2020, there was $3,568 of total unrecognized compensation costs related to non-vested share-based compensation arrangements previously granted by Majesco. That cost is expected to be recognized over a weighted-average period of 1.31 years.

Stock Option Awards

A summary of the outstanding common stock options under the 2015 Plan is as follows:

	Shares	Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
Balance, April 1, 2020	2,865,874	$4.79-10.02	6.2 years	$5.68
Granted	72,882	5.70-5.83	9.86 years	5.77
Cancelled	(30,000)	$4.79-7.64		5.75
Balance, June 30, 2020 (unaudited)	2,908,756	$4.79-10.02	5.98 years	$5.65

Of the stock options outstanding, an aggregate of 2,164,532 were exercisable as of June 30, 2020.

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

During the three months ended June 30, 2020, Majesco accrued $2,553 in incentive compensation expense in its consolidated financial statements compared to $1,034 during the three months ended June 30, 2019.

Restricted Stock Unit Awards

Restricted stock unit activity during the three months ended June 30, 2020 was as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance, April 1, 2020	385,000	$7.75
Exercised	(15,000)	—
Balance, June 30, 2020 (unaudited)	370,000	$7.75

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

The ESPP provides employees with the right to purchase shares of common stock through payroll deductions. The total number of shares available for purchase under the ESPP is 2,000,000. The ESPP Plan became effective January 1, 2016. As of June 30, 2020, we had issued and sold 155,580 shares under the ESPP.

Warrants

As of June 30, 2020, there were warrants to purchase 25,000 shares of common stock outstanding. A summary of the terms of the outstanding warrants as of June 30, 2019 and June 30, 2020 is as follows:

	Outstanding and Exercisable Warrants	Exercise Price Per Warrant	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
Balance, March 31, 2020	25,000	$7.00	0.4 years	$7.00
Granted	—	—	—	—
Balance, June 30, 2020 (unaudited)	25,000	$7.00	0.17 years	$7.00

On September 1, 2015, Majesco issued to Maxim Partners LLC a five-year warrant to purchase 25,000 shares of common stock of Majesco at an exercise price of $7.00 per share. The warrant was issued in connection with the engagement of the holder to perform certain advisory services for the Group. The warrant may be exercised at any time after September 1, 2016 and will expire, if unexercised, on September 1, 2020. The warrant contains certain anti-dilution adjustment protection in case of certain future issuances of securities, stock dividends, split and other transactions affecting Majesco’ s securities. The holder of the warrant is entitled to piggyback registration rights in case of certain registered securities offerings by Majesco.

Total employee stock option plans expenses

The total amount of compensation expense recognized in Majesco’s consolidated statements of income in respect of employee stock option plans is as follows:

	For the three months ended June 30,
	2020	2019

Cost of revenue	59	87
Research and development expenses	25	35
Selling, general and administrative expenses	595	807
Total	679	929

10.	EARNINGS PER SHARE

The basic and diluted earnings per share were as follows:

	Three months ended June 30,
	2020	2019

Net Income	$1,287	$1,282

Basic weighted average outstanding equity shares	43,348,966	42,912,982
Adjustment for dilutive potential common shares
Options under Majesco 2015 Equity Plan	1,701,642	1,983,104
Dilutive weighted average outstanding equity shares
	45,050,609	44,896,086
Earnings per share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

Basic earnings per share amounts are calculated by dividing net income for the three months ended June 30, 2020 and 2019 attributable to common shareholders by the weighted average number of common shares outstanding during the same periods. Diluted earnings per share amounts are calculated by dividing the net income attributable to common shareholders by the sum of the weighted average number of shares of common stock outstanding during the three month periods plus the weighted average number of shares of common stock that would be issued upon the conversion of all the dilutive potential shares of common stock into shares of common stock as applicable pursuant to the treasury method.

The calculation of diluted earnings per share excluded no shares and options for the three months ended June 30, 2020 and 2,000 shares and options for the three months ended June 30, 2019 granted to employees, as their inclusion would have been antidilutive.

11.	RELATED PARTIES TRANSACTIONS

Reimbursement of Expenses

On March 16, 2020, MSSIPL, a subsidiary of Majesco, entered into a cost sharing agreement (the “Cost Sharing Agreement”) with Majesco Limited, Majesco’s controlling shareholder. Pursuant to the Cost Sharing Agreement, effective as of April 1, 2019, a portion of the costs with respect to certain employees of Majesco Limited shall be charged to MSSIPL as payment for services rendered by such employees to Majesco and its subsidiaries. There will be no mark up and only a reimbursement for the proportion of the actual costs. The Cost Sharing Agreement may be terminated, among other reasons, by either party upon 60 days prior written notice. During the three months ended June 30, 2020, we recognized $43 as expense in the consolidated financial statements compared to $0 during the three months ended June 30, 2019.

Leases

MSSIPL entered into an operating lease for its operation facilities in Mahape, India, as lessee, with Majesco Limited, Majesco’s parent company, as lessor. The approximate aggregate annual rent payable to Majesco Limited under this lease agreement was $1,436. The lease became effective on June 1, 2015 and initially expired on May 31, 2020. MSSIPL may terminate the lease after three years with six months’ prior written notice to Majesco Limited. Majesco Limited may terminate the lease after five years with six months’ prior written notice to MSSIPL. On May 16, 2019, a new lease agreement between Majesco Limited and MSSIPL was signed for the leasing of additional office space by Majesco Limited to MSSIPL with effect from April 1, 2019, in continuation to the existing operating lease until May 31, 2020. The approximate aggregate annual rent payable to Majesco Limited under this additional lease agreement was $42.

On June 1, 2020, MSSIPL entered into an amendment to the lease with respect to its operation facilities in Mahape pursuant to which, effective as of June 1, 2020, the lease term was extended to November 30, 2020 and the monthly rent was approximately $94 (at exchange rates in effect at June 30, 2020).

	As of June 30, 2020	As of March 31, 2020

Security deposits paid to Majesco Limited by MSSIPL for use of Mahape premises	$576	$576

Rental expenses paid by MSSIPL to Majesco Limited for use of premises for the three months ended June 30, 2020 and June 30, 2019 was $308 and $354, respectively. As per terms of agreement MSSIPL reimbursed utility bills amounting to $65 and $96 for the three months ended June 30, 2020 and June 30, 2019, respectively.

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

Services Agreements

On May 16, 2019 an agreement between MSSIPL and Majesco Limited was signed pursuant to which MSSIPL will provide administrative support to Majesco Limited annually for approximately $4. This services agreement will terminate on March 31, 2022.

Lease with Exaxe Sellers

On October 14, 2004, Exaxe Consulting Limited entered into a lease (the “Lease”) with Norman Carroll (the Chief Executive Officer of Exaxe), Philip Naughton (the Executive Director – Business Development of Exaxe) and Luc Hemeryck (unrelated party) for certain real property facilities for a term which initially expired on October 13, 2025. Pursuant to a Deed of Assignment dated December 6, 2017 between Exaxe Consulting Limited and Majesco Software Solutions Ireland Limited (formerly Exaxe Limited), Exaxe Consulting Limited assigned Majesco Software Solutions Ireland Limited the Lease for the balance of the term. Pursuant to a Deed of Variation of the Lease executed in July 2019, the term of the Lease is expected to terminate on September 30, 2024. The monthly rental fee under the Lease is EUR 10.

Business Transfer Agreement and Memorandum of Understanding

On April 1, 2019, MSSIPL entered into a Business Transfer Agreement (the “Transfer Agreement”) with Majesco Limited, Majesco’s controlling shareholder. Pursuant to the Transfer Agreement, on May 15, 2019, MSSIPL purchased all of Majesco Limited’s insurance software business in India in a slump sale transaction, which included, among other things, Majesco Limited’s customer contracts and certain employees servicing this business, for a total value of approximately 243,745,000 Indian Rupees (approximately $3.5 million at exchange rates in effect at [May 15, 2019]). The transaction did not include real estate properties of Majesco Limited used in the business which will continue to be rented by MSSIPL from Majesco Limited.

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

The following table sets forth revenues by country based on the billing address of the customer:

	Three months ended June 30, 2020 (unaudited)	Three months ended June 30, 2019

USA	$36,836	$33,023
UK	1,497	1,087
Canada	71	22
Ireland	1,216	1,261
Malaysia	949	1,289
Others	678	622
	$41,247	$37,304

The following table sets forth revenues by classification:

	Three months ended June 30, 2020 (unaudited)	Three months ended June 30, 2019

Property and Casualty	$30,321	$28,800
Life and Annuities	10,874	8,281
Others	52	223
	$41,247	$37,304

The following table sets forth the Group’s equipment, net, by geographic region:

	As of June 30, 2020 (unaudited)	As of March 31, 2020
USA	$1,198	$630
UK	7	6
Canada	—	—
Ireland	30	33
Malaysia	62	70
Others	1,194	1,393
	$2,491	$2,132

We provide a considerable volume of services to a number of significant customers. However, loss of a significant customer could materially reduce our revenues. The Group had no customer accounting for more than 10% of revenues for the three months ended June 30, 2020 and June 30, 2019. Presented in the table below is information about our top customer:

	Three months ended June 30, 2020 (unaudited)		Three months ended June 30, 2019 (unaudited)
	Amount	% of Combined Category	Amount	% of Combined Category
Top Customer
Revenue	$1,722	4.2%	$2,722	7.3%
Accounts receivable and unbilled accounts receivable	$1,676	3.2%	$2,621	7.0%

13.	COMMITMENTS

Capital Commitments

The Group had outstanding contractual commitments of $939 and $750 as of June 30, 2020 and March 31, 2020, respectively, for capital expenditures relating to the acquisition of property, equipment and new network infrastructure.

Operating Leases

The Group leases certain office premises under operating leases. Many of these leases include a renewal option on a periodic basis at the Group’s option, with the renewal periods ranging from two to five years. Rental expense for operating leases amounted to $747 for the three months ended June 30, 2020 compared to $840 for the three months ended June 30, 2019. The schedule for future minimum rental payments over the lease term in respect of operating leases is set forth below.

Year ending March 31,	Amount
2021	$1,637
2022	1,161
2023	595
2024	455
2025	107
Thereafter	—
$3,955
Less: Imputed interest	364
Total minimum lease liability	$3,591

Lease liabilities, current portion	1,961
Lease liabilities, net of current portion	1,631
Total lease liabilities	$3,592

Finance lease obligations

The Company’s subsidiary, InsPro LLC, has entered into several finance lease obligations to purchase equipment used for operations (“Finance Leases”). The Company has the option to purchase the equipment at the end of each Finance Lease agreement for one dollar. The liability of these arrangements was $258 as of June 30, 2020.

Leases

We lease certain office space, equipment and vehicles. We consider various factors such as market conditions and the terms of any renewal options that may exist to determine whether we will renew or replace the lease. A majority of our leases have remaining lease terms of one to seven years, typically with the option to extend the leases. Some of our leases may include the option to terminate. In the event we are reasonably certain to exercise the option to extend a lease, we will include the extended terms in the operating lease ROU asset and operating lease liability. Real estate taxes, insurance, maintenance, and operating expenses applicable to the leased property are our obligations under the lease agreements. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and lease expense for these leases is recognized on a straight-line basis over the lease term. Leases included in our ROU asset and lease liability consist of operating leases and finance leases.

Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The gross amounts of assets and liabilities related to operating leases are as follows:

	Balance Sheet Caption	June 30, 2020
Assets:
Operating lease assets	ROU, net	$3,601
Liabilities:
Current:
Operating lease liabilities	lease liability	$1,961
Long-term:
Operating lease liabilities	lease liability, net of current portion	1,631
Total operating lease liabilities		$3,592

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

ROU, net also include lease assets of $201 of the Company’s subsidiary, InsPro LLC. InsPro LLC, has entered into several finance lease obligations to purchase equipment used for operations. The liability of these arrangements was $258 as of June 30, 2020, of which $127 is classified to current portion and the remaining $131 is classified to non-current portion.

Information related to the Company’s ROU assets and related lease liabilities were as follows:

Three months ended
June 30,
2020 (Unaudited)
Cash paid for operating lease liabilities	$747
ROU assets obtained in exchange for new operating lease obligations	$487
Weighted-average remaining lease term	1.3 years
Weighted-average discount rate	6.9%

Transfer Pricing

The Company’s India subsidiary, MSSIPL, received a Draft Assessment Order on December 26, 2018 for assessment year 2015 relating to MSSIPL ’s transfer pricing model. MSSIPL filed an application with the Dispute Resolution Panel (DRP) on January 24, 2019.

MSSIPL has filed an appeal against the DRP order to the Income Tax Appellate Tribunal (ITAT), for which a hearing was conducted on January 14 and 15, 2020. Further the Company has received a stay order on the Tax Demand. The Company believes it will be successful upon completion of the appeal process, but at this time cannot estimate the amount to be due, if any. The hearing scheduled on August 13, 2020 was adjourned to August 20, 2020.

14.	ACQUISITION

INSPRO

On January 30, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of InsPro Technologies Corporation (OTCBB: ITCC) (“InsPro”) which is based in Eddystone, PA. InsPro is software leader in the life and annuity insurance market and has experience in the accident & health, long term care, Medicare supplement market segments. The InsPro Enterprise platform is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business.

The transaction was structured as a cash for stock merger and, on April 1, 2020, pursuant to the Merger Agreement, InsPro merged with and into a wholly owned subsidiary of Majesco with InsPro surviving the merger as a privately held, wholly-owned subsidiary of the Company.

The Company paid $11,457 (the “Merger Consideration”) as consideration for the merger. The source of funds was available cash on hand. Specifically, holders of InsPro’s Series C Preferred Stock received $5.00 per There was no equity transferred or issued by the Company as part of the Merger Consideration. share in cash and holders of InsPro’s Series B Preferred Stock received $0.9747 per share in cash. As a result of the Merger Consideration being substantially less than the aggregate liquidation preference of InsPro’s Series C Preferred Stock and Series B Preferred Stock which were entitled to the two most senior liquidation preferences under InsPro’s Certificate of Incorporation, holders of InsPro’s common stock and Series A Preferred Stock did not receive any portion of the Merger Consideration. Additionally, each InsPro option or warrant outstanding immediately prior to the effective time of the merger, whether or not then vested and exercisable, was cancelled without the receipt of any consideration.

We have included the financial results of InsPro in our consolidated financial statements from the date of acquisition, April 1, 2020. In connection with the InsPro acquisition, we have recorded $5,350 of net assets and $6,107 of goodwill.

The following table summarizes the estimated amounts of identified assets acquired and liabilities assumed at the acquisition date. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the provisional measurements of intangible assets, goodwill and deferred income tax assets are subject to change.

Recognized amount of identifiable assets acquired and liabilities assumed

Amount
Cash	$4,035
Accounts receivable	1,392
Prepaid expenses and other current assets	674
Property, plant and equipment	303
Intangible assets	1,023
Operating lease ROU asset	623
Other non current assets	102
Unbilled accounts receivable	684
Trade name and trademarks	196
Customer relationships	673
Technology	304
Deferred income tax assets, net	3,002
Accounts payable and other liabilities	(4,919)
Deferred revenue	(2,080)
Long term liabilities assumed	(662)
Total fair value of assets acquired	5,350
Total purchase consideration	11,457
Goodwill	$6,107

Of the approximately $7,300 of acquired intangible assets, approximately $196 was provisionally assigned to registered trademarks (9-year useful life), acquired technology of approximately $304 (7-year useful life), customer relationships of approximately $673 (8-year useful life). As noted earlier, the fair value of the acquired identifiable intangible assets is provisional pending receipt of the final valuations for these assets.

The goodwill of $6,107 recognized is attributable primarily to expected synergies and the assembled workforce of InsPro. None of the goodwill is expected to be deductible for income tax purposes.

The Company expensed acquisition related costs of approximately $2,500 of which approximately $1,800 were expensed in the current period and were included the consolidated income statements in the line item entitled merger and acquisition expenses.

The amounts of revenue and earnings of InsPro included in the Company’s consolidated statements of income from the acquisition date to the period ending June 30, 2020 are as follows:

The period ending June 30, 2020
Revenue:	$3,700
Earnings before tax: after expensing $1,000 towards acquisition related costs	$(900)

The following unaudited pro forma consolidated results of operations assume that the acquisition of InsPro was completed as of April 1, 2019:

Three months ended June 30, 2019
Revenue:	$40,800
Earnings before tax:	$2,000

The changes in the varying amount of goodwill for all acquisitions are as follows:

Changes in carrying amount of the goodwill

	As of June 30, 2020	As of March 31, 2020

Opening value	$34,095	$34,145
Changes on account of currency fluctuation	22	(50)
Addition due to business combination	6,107	—
Impairment of Goodwill	—	—
Closing value	$40,224	$34,095

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

The following table sets forth the major categories of the Group’s intangible assets and the weighted-average remaining amortization period for those assets that were not already fully amortized:

	June 30, 2020
					Weighted
					Average
					Remaining
	Gross			Net	Amortization
	Carrying	Accumulated		Carrying	Period
	Amount	Amortization	Impairment	Amount	(Years)
Customer contracts	$2,950	$(2,950)	$—	$—	—
Customer relationships	8,977	(5,066)	—	3,911	4
Trade Name	544	(68)	—	476	5
Technology	10,826	(5,474)	—	5,352	2
Software	4,864	(3,724)	—	1,140	1
	$28,161	$(17,282)	$—	$10,879

	March 31, 2020
					Weighted
					Average
					Remaining
	Gross Carrying	Accumulated		Net Carrying	Amortization Period
	Amount	Amortization	Impairment	Amount	(Years)
Customer contracts	$2,950	$(2,950)	$—	$—	—
Customer relationships	8,286	(4,784)	—	3,502	4
Trade Name	343	(53)	—	290	8
Technology	10,446	(4,967)	—	5,479	3
Software	1,011	(751)	—	260	1
	$23,036	$(13,505)	$—	$9,531

Amortization expense of $986 and $817 for the three months ended June 30, 2020 and June 30, 2019, respectively, was recorded as expenses. The amortization expense of acquired intangible assets for each of the following five years and thereafter are expected to be as follows: recorded as cost of goods sold. The amortization expense of acquired intangible assets for each of the following five years and thereafter are expected to be as follows:

Amortization
Twelve months ending June 30,	Expense
2021	$3,671
2022	2,665
2023	2,245
2024	641
2025	291
Thereafter	1,366
Total	$10,879

15.	NON-CONTROLLING INTEREST

On November 27, 2018, the Company entered into the Exaxe Agreement for the acquisition of the Securities of Exaxe. The Company completed the purchase of 90% of the Securities on November 27, 2018. The Company purchased, and the sellers sold to the Company, the remaining 10% of the Securities on August 1, 2019. The economic transfer date of Exaxe was October 1, 2018. Accordingly, the share of non-controlling interest as on June 30, 2020 and March 31, 2020 was $0 and $0, respectively.

16.	SUBSEQUENT EVENTS

Termination of Chief Financial Officer

On July 8, 2020, the Company terminated without cause the services of its Chief Financial Officer. Pursuant to the terms of his employment agreement, he received two weeks of notice pay and, as severance, six months of his base salary, COBRA continuation and a prorated portion of his annual bonus. Effective as of July 8, 2020 Farid Kazani was appointed to serve as the Interim Chief Financial Officer.

Acquisition of Majesco

Agreement and Plan of Merger

On July 20, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with two entities affiliated with Thoma Bravo, L.P., Magic Intermediate, LLC (“Parent”) and Magic Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of Parent, which was subsequently amended and restated on August 8, 2020 (as so amended and restated, the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as the surviving corporation and a wholly owned subsidiary of Parent. In the Merger, each share of common stock, par value $0.002 per share, of the Company that is issued and outstanding immediately prior to the effective time of the Merger, other than Excluded Shares (as defined in the Merger Agreement), will be converted into the right to receive $16.00 per share, subject to any required withholding of taxes.

The consummation of the Merger is subject to certain conditions described in the Merger Agreement, including, but not limited to, obtaining the approval of the members of Majesco Limited to the divestment of Majesco Limited’s shares of the Company’s common stock for the consideration provided in the Merger Agreement (the “Divestment”) and delivery of a written consent to the Merger by Majesco Limited, obtaining a No Objection Certificate (as defined in the Merger Agreement) from the Indian tax authorities, obtaining the consent of the Reserve Bank of India, terminating certain intercompany contracts between the Company and Majesco Limited, the accuracy of the representations and warranties (subject to customary materiality qualifiers) and the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect of the Company and its subsidiaries. As a result of the Merger, the Company’s common stock will cease to be publicly traded and will be delisted from The Nasdaq Global Market. On August 12, 2020 the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) with respect to the Merger and Parent’s pending acquisition of Majesco. With early termination granted under the HSR Act, the transaction has received all applicable antitrust approvals.

Support Agreement

In connection with the Merger Agreement, on July 20, 2020, the Company entered into a support agreement with Majesco Limited, Parent and Merger Sub, which was subsequently amended on August 8, 2020 (as so amended, the “Support Agreement”), pursuant to which, among other things, Majesco Limited agreed to (i) issue notice through postal ballot to its members for their approval of the Divestment (such approval, the “Limited Shareholder Approval”) no later than August 12, 2020; (ii) notify the parties to the Support Agreement of the result of the votes of its members pursuant to the postal ballot no later than September 13, 2020, (iii) deliver its written consent to the Merger within one business day following the publication through the stock exchange in India of the Limited Shareholder Approval; and (iv) subject to receipt of the Limited Shareholder Approval, at any meeting of the shareholders of the Company, to cause its shares to be consented in favor of the Merger Agreement and the transactions contemplated thereby, and against certain transactions including any other Acquisition Proposal (as defined in the Merger Agreement).

Promoter Support Agreement

In connection with the Merger Agreement, on July 20, 2020, the Company entered into a promoter support agreement with Majesco Limited, Parent and certain promoters of Majesco Limited and their families named in the Promoter Support Agreement (the “Promoter Group”), which was subsequently amended and restated on August 8, 2020 (as so amended and restated, the “Promoter Support Agreement”), pursuant to which, among other things, the Promoter Group will issue their assent to the Divestment.

The Promoter Group also agreed that if (i) the board of directors of Majesco Limited fails to issue the postal ballot notice seeking the approval of the shareholders to the Divestment pursuant to the Merger or fails to convene a general meeting of its shareholders seeking their approval to the Divestment pursuant to the Merger or (ii) for any reason whatsoever the general meeting so convened does not take place, then the Promoter Group will requisition the board of directors of Majesco to convene an extraordinary general meeting or issue a postal ballot notice for the approval by the shareholders of Majesco Limited to the Divestment pursuant to the Merger. If the board of directors of Majesco Limited fails to act on receipt of such requisition, then the Promoter Group will be obligated to call and hold the extraordinary general meeting within three months and issue its unconditional and irrevocable assent to the Divestment pursuant to the Merger at such meeting.

The Promoter Group further agreed that, in the event that the Merger Agreement is terminated in accordance with its terms under circumstances where a Company Termination Fee (as defined in the Merger Agreement) is payable to Parent, then the Promoter Support Agreement will only terminate (A) if Parent or its designee, as applicable, actually receives the Company Termination Fee and (B) only on the date that is seven months following such termination of the Merger Agreement, provided that the terms and conditions of the Promoter Support Agreement will apply only to 50% of the shares or voting rights held by the Promoter Group in Majesco Limited, on a pro rata basis during such seven month period.

Limited Guaranty

On July 20, 2020, Thoma Bravo Discover Fund II, L.P., Thoma Bravo Discover Fund II-A, L.P. and Thoma Bravo Discover Executive Fund II, L.P. (each, a “Guarantor” and, collectively, the “Guarantors”) entered into a Limited Guaranty with the Company, which was subsequently amended on August 8, 2020 (as so amended, the “Guaranty”), pursuant to which, among other things, each such Guarantor has unconditionally agreed to guarantee, on a several and not joint basis, subject to the terms and conditions set forth in the Guaranty, its pro rata portion of the obligations of Parent to pay the Parent Termination Fee (as defined in the Merger Agreement) and the expense reimbursement obligations of Parent set forth in the Merger Agreement (in any event other than payment of the Merger consideration), up to a maximum amount equal to each such Guarantor’s respective pro rata portion of the Parent Termination Fee. The maximum aggregate guaranteed amount is $52,011,693.24 in the aggregate and the maximum aggregate liability of each guarantor shall in no event exceed such Guarantor’s pro rata portion of such amount.

Letter Agreement

On July 20, 2020, the Company entered into a letter agreement with Majesco Limited, which was subsequently amended on August 8, 2020, pursuant to which Majesco Limited agreed to reimburse, indemnify and hold the Company harmless from and against any and all costs or disbursements incurred by the Company in the event that the Merger Agreement is terminated by the Parent and Merger Sub upon the occurrence of certain events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2020 and referred to herein as the “Annual Report,” and the consolidated financial statements and related notes for the quarter ended June 30, 2020 included in Part I, Item I of this Quarterly Report on Form 10-Q. The statements in this discussion regarding expectations of our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described below in “Special Note Regarding Forward-Looking Statements” and in [Part II, Item 1A “Risk Factors.”] Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report on Form 10-Q. As such, it is uncertain as to the full magnitude that the pandemic will have on the Majesco’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and its impact on Majesco’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, Majesco is not able to estimate the effects that the COVID-19 outbreak will have on its results of operations, financial condition, or liquidity for fiscal year 2021.

As of the date of this Quarterly Report on Form 10-Q the Company has not experienced any delays in securing new customers and related revenues, cancelations of existing contracts, or delays in payments from existing customers, however, the longer this pandemic continues there may be additional impacts.

Although Majesco cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on Majesco’s results of future operations, financial position, liquidity, and capital resources, and those of the third parties on which Majesco relies in fiscal year 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact could be deemed forward-looking statements. Statements that include words such as “may,” “will,” “might,” “projects,” “expects,” “plans,” “believes,” “anticipates,” “targets,” “intends,” “hopes,” “aims,” “can,” “should,” “could,” “would,” “goal,” “potential,” “approximately,” “estimate,” “pro forma,” “continue” or “pursue” or the negative of these words or other words or expressions of similar meaning may identify forward-looking statements. For example, forward-looking statements include any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans and the anticipated timing of filings; any statements with respect to the merger (the “Merger”) of the Company with and into Magic Intermediate, LLC; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing.

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

These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in “Item 1A. Risk Factors” in our Annual Report [and elsewhere in this Quarterly Report on Form 10-Q.] Important factors that could cause actual results to differ materially from those described in forward-looking statements contained herein include, but are not limited to:

●	our ability to achieve increased market penetration for our product and service offerings and obtain new customers;

●	our ability to raise future capital as needed to fund our growth and innovation plans;

●	growth prospects of the property & casualty and life & annuity insurance industry;

●	the strength and potential of our technology platform and our ability to innovate and anticipate future customer needs;

●	our ability to protect our intellectual property rights;

●	our ability to compete successfully against other providers and products;

●	our dependence on certain key customers and the risk of loss of these customers;

●	security breaches affecting our systems, software, applications, and products;

●	the unauthorized access, acquisition, disclosure, theft or compromise of proprietary or personal customer or consumer data and information;

●	the risk of telecommunication or technological disruptions;

●	our exposure to additional scrutiny and increased expenses as a result of being a public company;

●	our ability to identify and complete acquisitions, manage growth and successfully integrate acquisitions;

●	our financial condition, financing requirements and cash flow;

●	market expectations regarding our potential growth and ability to implement our short and long-term strategies;
●	uncertainties relating to the impact of COVID-19 on our business, operations and employees;

●	the risk of loss of strategic relationships;

●	the success of our research and development investments;

●	changes in economic conditions, political conditions and trade protection measures and licensing requirements in the United States and in the foreign jurisdictions in which we operate;

●	changes in laws or regulations affecting the insurance industry in particular;

●	changes in tax laws, including to the international transfer pricing regime;

●	restrictions and changes in laws on immigration;

●	our inability to achieve sustained profitability;

●	our ability to obtain, use or successfully integrate third-party licensed technology;

●	our ability and cost of retaining and recruiting key personnel or the risk of loss of such key personnel;

●	any adverse outcome of legal proceedings that may be commenced against us;

●	the risk that our customers internally develop new competitive products;

●	the impact of new accounting standards and changes we may need to make in anticipation or as a result of these standards; and

●	the incurrence of unexpected costs, liabilities or delays relating to the Merger; the failure to satisfy the conditions to the Merger, including regulatory approvals; and the failure to obtain approval of the Merger by the shareholders of Majesco Limited.

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

Long-term, strong customer relationships are a key component of our success given the long-term nature of our contracts, opportunity for deeper relationships with our portfolio of solutions, and the importance of customer references for new sales. Our customers range from some of the largest global tier one insurance carriers in the industry to mid-market insurers, MGAs, startups and greenfields, including specialty, mutual and regional carriers. As of June 30, 2020, we served approximately 200 insurance companies on a worldwide basis.

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

Recent Developments

Acquisition of Majesco

Agreement and Plan of Merger

On July 20, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with two entities affiliated with Thoma Bravo, L.P., Magic Intermediate, LLC (“Parent”) and Magic Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of Parent, which was subsequently amended and restated on August 8, 2020 (as so amended and restated, the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as the surviving corporation and a wholly owned subsidiary of Parent. In the Merger, each share of common stock, par value $0.002 per share, of the Company that is issued and outstanding immediately prior to the effective time of the Merger, other than Excluded Shares (as defined in the Merger Agreement), will be converted into the right to receive $16.00 per share, subject to any required withholding of taxes.

The consummation of the Merger is subject to certain conditions as described in the Merger Agreement, including, but not limited to, obtaining the approval of the members of Majesco Limited to the divestment of Majesco Limited’s shares of the Company’s common stock for the consideration provided in the Merger Agreement (the “Divestment”) and delivery of a written consent to the Merger by Majesco Limited, obtaining a No Objection Certificate (as defined in the Merger Agreement) from the Indian tax authorities, obtaining the consent of the Reserve Bank of India, terminating certain intercompany contracts between the Company and Majesco Limited, the accuracy of the representations and warranties (subject to customary materiality qualifiers) and the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect of the Company and its subsidiaries. As a result of the Merger, the Company’s common stock will cease to be publicly traded and will be delisted from The Nasdaq Global Market. On August 12, 2020 the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) with respect to the Merger and Parent’s pending acquisition of Majesco. With early termination granted under the HSR Act, the transaction has received all applicable antitrust approvals.

Support Agreement

In connection with the Merger Agreement, on July 20, 2020, the Company entered into a support agreement with Majesco Limited, Parent and Merger Sub, which was subsequently amended on August 8, 2020 (as so amended, the “Support Agreement”), pursuant to which, among other things, Majesco Limited agreed to (i) issue notice through postal ballot to its members for their approval of the Divestment (such approval, the “Limited Shareholder Approval”) no later than August 12, 2020; (ii) notify the parties to the Support Agreement of the result of the votes of its members pursuant to the postal ballot no later than September 13, 2020, (iii) deliver its written consent to the Merger within one business day following the publication through the stock exchange in India of the Limited Shareholder Approval; and (iv) subject to receipt of the Limited Shareholder Approval, at any meeting of the shareholders of the Company, to cause its shares to be consented in favor of the Merger Agreement and the transactions contemplated thereby, and against certain transactions including any other Acquisition Proposal (as defined in the Merger Agreement).

Promoter Support Agreement

In connection with the Merger Agreement, on July 20, 2020, the Company entered into a promoter support agreement with Majesco Limited, Parent and certain promoters of Majesco Limited and their families named in the Promoter Support Agreement (the “Promoter Group”), which was subsequently amended and restated on August 8, 2020 (as so amended and restated, the “Promoter Support Agreement”). pursuant to which, among other things, the Promoter Group will issue their assent to the Divestment.

The Promoter Group also agreed that if (i) the board of directors of Majesco Limited fails to issue the postal ballot notice seeking the approval of the shareholders to the Divestment pursuant to the Merger or fails to convene a general meeting of its shareholders seeking their approval to the Divestment pursuant to the Merger or (ii) for any reason whatsoever the general meeting so convened does not take place, then the Promoter Group will requisition the board of directors of Majesco to convene an extraordinary general meeting or issue a postal ballot notice for the approval by the shareholders of Majesco Limited to the Divestment pursuant to the Merger. If the board of directors of Majesco Limited fails to act on receipt of such requisition, then the Promoter Group will be obligated to call and hold the extraordinary general meeting within three months and issue its unconditional and irrevocable assent to the Divestment pursuant to the Merger at such meeting.

The Promoter Group further agreed that, in the event that the Merger Agreement is terminated in accordance with its terms under circumstances where a Company Termination Fee (as defined in the Merger Agreement) is payable to Parent, then the Promoter Support Agreement will only terminate (A) if Parent or its designee, as applicable, actually receives the Company Termination Fee and (B) only on the date that is seven months following such termination of the Merger Agreement, provided that the terms and conditions of the Promoter Support Agreement will apply only to 50% of the shares or voting rights held by the Promoter Group in Majesco Limited, on a pro rata basis during such seven month period.

Limited Guaranty

On July 20, 2020, Thoma Bravo Discover Fund II, L.P., Thoma Bravo Discover Fund II-A, L.P. and Thoma Bravo Discover Executive Fund II, L.P. (each, a “Guarantor” and, collectively, the “Guarantors”) entered into a Limited Guaranty with the Company, which was subsequently amended on August 8, 2020 (as so amended, the “Guaranty”), pursuant to which, among other things, each such Guarantor has unconditionally agreed to guarantee, on a several and not joint basis, subject to the terms and conditions set forth in the Guaranty, its pro rata portion of the obligations of Parent to pay the Parent Termination Fee (as defined in the Merger Agreement) and the expense reimbursement obligations of Parent set forth in the Merger Agreement (in any event other than payment of the Merger consideration), up to a maximum amount equal to each such Guarantor’s respective pro rata portion of the Parent Termination Fee. The maximum aggregate guaranteed amount is $52,011,693.24 in the aggregate and the maximum aggregate liability of each guarantor shall in no event exceed such Guarantor’s pro rata portion of such amount.

Letter Agreement

On July 20, 2020, the Company entered into a letter agreement with Majesco Limited, which was subsequently amended on August 8, 2020, pursuant to which Majesco Limited agreed to reimburse, indemnify and hold the Company harmless from and against any and all costs or disbursements incurred by the Company in the event that the Merger Agreement is terminated by the Parent and Merger Sub upon the occurrence of certain events.

Three Months Ended June 30, 2020 Highlights

A few of our highlights of our three months ended June 30, 2020 were:

●	Revenues of $41,247 with a gross profit of 47.0% of revenue;

●	$3,818 (9.3% of revenue) in research and development (“R&D”) expenses;

●	$11,627 (28.2 % of revenue) in selling, general and administrative expenses;

●	Net income of $1,287; and

●	Adjusted EBITDA of $5,998, representing 14.5% of revenue.

Use of Non-GAAP Financial Measures

In evaluating our business, we consider and use EBITDA as a supplemental measure of operating performance. We define EBITDA as earnings before interest, taxes, depreciation and amortization. We present EBITDA because we believe it is frequently used by securities analysts, investors and other interested parties as a measure of financial performance. We define Adjusted EBITDA as EBITDA before stock-based compensation and mergers and acquisitions expenses.

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

For an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three months ended June 30, 2020 and June 30, 2019, see “— Results of Operations — Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019 — Adjusted EBITDA”.

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

In consideration for the purchase of the Securities, on the Effective Date, we paid the sellers € 6,392 (or approximately $7,252 at exchange rates in effect on November 27, 2018) and € 717 (or approximately $812 at exchange rates in effect on August 1, 2019)  for the remainder of the Securities on August 1, 2019.

We also agreed to make certain earn-out payments to the sellers if certain adjusted EBITDA (as defined in the Exaxe Agreement) targets for Exaxe are met. If adjusted EBITDA for Exaxe for the period of January 1, 2019 through December 31, 2019 is at least equal to 75% of the adjusted EBITDA target for such year, we have agreed to pay € 625 (or approximately $703 at exchange rates in effect on June 30, 2020) to the sellers and an additional € 25 (or approximately $28 at exchange rates in effect on June 30, 2020) for each full 1% increase above 75%, up to a maximum of 100% (with a maximum earn-out payment amount not to exceed € 1,250 (or approximately $1,406 at exchange rates in effect on June 30, 2020)). During the quarter ended June 30, 2020, we and the former founders of Exaxe determined that the year 1 earn-out targets under the Exaxe share purchase agreement were not met and that no earn-out was payable to them towards the year 1 earn-outs. Accordingly, the accrued deferred payment for year 1 has been reversed in the Consolidated Statements of Income during the period ended June 30, 2020 and disclosed as a separate line item below the income from operations for the quarter.

During the fourth quarter of the fiscal year ended March 31, 2020, we again reviewed the business projections of Exaxe based on the impact of COVID-19. During this exercise we determined that one of the major customers of Exaxe in the business of selling door to door insurance was impacted significantly by the pandemic, which would have a negative impact on Exaxe’ s engagement with this customer going forward. Based on the circumstances we determined that Exaxe would not be able to meet the full earn out targets for the remaining two years. We carried out a fair valuation of the contingent consideration liability and reversed a further EUR 1,339 (approximately $1,473 at exchange rates in effect at November 27, 2018).

The total gain attributable to changes in the estimated contingent consideration payable for the acquisition of Exaxe was $2,832 for the year ended March 31, 2020.  The fair value of the liability has been determined as per exchange rates in effect as June 30, 2020, and expense of $56 has been considered in the operating expense of the quarter ended June 30, 2020.

The entire earn-out amount of € 4,500 (or approximately $5,061 at exchange rates in effect on June 30, 2020) (less any portion already paid or written off for not meeting requirements for a particular period) will become due and payable upon a sale of beneficial interests in a majority of the outstanding shares of Exaxe or its subsidiary or a sale or other disposal in whole or substantial part of the undertaking or assets of Exaxe or its subsidiary before the end of the earn-out period.

We will also be restricted from making certain changes to the business of Exaxe, or diverting or redirecting Exaxe’s orders, revenue, customers, clients, suppliers or employees during the earn-out period.

In connection with the transaction, on the Effective Date, Majesco Software Solutions Ireland, a subsidiary of Exaxe, entered into employment agreements with each of Norman Carroll (the Chief Executive Officer of Exaxe) and Philip Naughton (the Executive Director – Business Development of Exaxe) pursuant to which Norman Carroll and Philip Naughton will act as SVP Ireland/UK Operations and Executive Director Business Development of Majesco Software Solutions Ireland, respectively. We agreed to grant Norman Carroll and Philip Naughton stock options awards with respect to such number of shares of our common stock having an aggregate value of € 1,000 (or approximately $1,134 at exchange rates in effect on November 27, 2018) pursuant to the 2015 Plan.

In addition, in connection with the transaction, we entered into a revised lease agreement with certain sellers (including Norman Carroll and Philip Naughton) for certain real property facilities leased by Majesco Software Solutions Ireland.

InsPro Acquisition

On January 30, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of InsPro Technologies Corporation (OTCBB: ITCC) (“InsPro”) which is based in Eddystone, PA. InsPro is a software leader in the life and annuity insurance market and has experience in the accident & health, long term care, Medicare supplement market segments. The InsPro Enterprise platform is an insurance administration and marketing system that supports group and individual business lines, and efficiently processes agent, direct market, worksite and web site generated business. InsPro processes over 15 million policies for some of the leading blue-chip insurance carriers and third-party administrators in the United States, including several customers who process more than a million policies each. The expertise, talent and experience that the InsPro team brings is critical to meeting the demands of today’s digital customer and reinforces our commitment to creating a future of insurance that is agile, nimble and fast. InsPro also strengthens and supports our strategy to continue leading the industry with innovative, cloud-based solutions that help carriers take advantage of current market opportunities.

The transaction was structured as a cash for stock merger and on April 1, 2020 pursuant to the Merger Agreement, InsPro merged with and into our wholly owned subsidiary (the “Merger”). We paid approximately $11,457 (the “Merger Consideration”) as consideration for the Merger.

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

Inflation

Although we cannot accurately determine the amounts attributable thereto, our net revenues and results of operations have been affected by inflation experienced in the U.S., Indian and other economies in which we operate through increased costs of employee compensation and other operational expenses during the three months ended June 30, 2020 and June 30, 2019. To the extent permitted by the marketplace for our products and services, we attempt to recover increases in costs by periodically increasing prices. However, there can be no assurance that we will be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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

Sales Commissions – In accordance with our compensation policy we pay one-time sales commissions for new business generated related to professional services contracts and subscription and subscription services. The majority of our commissions incurred in fiscal years 2020 and 2019 related to professional services contracts. Substantially all of our professional services contracts have durations of one year or less and as such commissions for these contracts are expensed as incurred. Commission costs related to subscription contracts were de minimis in fiscal year 2021 and 2020 and expensed as incurred.

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

The estimated useful lives of intangible assets are as follows:

Non-compete agreements	3 years
Leasehold benefit	Ascertainable life or primary period of lease, whichever is less
Intellectual property rights	1 – 5 years
Customer contracts	1 – 3 years
Customer relationships	6 – 15 years
Technology	5 – 7 years
Trademark	9 – 10 years

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

Acquisition Accounting

We allocate the purchase price of an acquired business, using the acquisition method of accounting, to its tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess purchase price over fair value of net assets acquired is recorded as goodwill. Certain assumptions and judgements are used to estimate the fair value of acquired assets and liabilities. We engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets. We may adjust the preliminary purchase price allocation, after the acquisition closing date and through the end of the measurement period of one year or less, as we finalize the valuation of acquired assets and liabilities. Changes in estimates used in the preliminary purchase price allocation could have a material effect on the final valuation and result in changes to goodwill and intangible assets. Additionally, if forecasts supporting the valuation of intangible assets or goodwill are not achieved, then an impairment charge could be recorded.

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

Maintenance and repairs are charged to Consolidated Statements of Income when incurred. Cost of assets not put to use before the balance sheet date are disclosed under the caption “capital work in progress.”

The estimated useful lives of assets are as follows:

Leasehold Improvements	5 years or lease period, whichever is less
Computers	2 years
Plant and Equipment	2 – 5 years
Furniture and Fixtures	5 years
Vehicles	5 years
Office Equipment	2 – 5 years

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following tables summarize our Consolidated Statements of Income for the three months ended June 30, 2020 and June 30, 2019, including as a percentage of revenues:

Statements of Income Data

	Three Months Ended (Unaudited)
(U.S. Dollars; dollar amounts in thousands):	June 30, 2020%		June 30, 2019%
Total revenues	$41,247		$37,304
Total cost of revenues	21,878	47%	17,434	53%
Total gross profit	19,369		19,870
Operating expenses:
Research and development expenses	3,818	9%	5,470	15%
Selling, general and administrative expenses	11,627	28%	11,826	32%
Merger and acquisition expenses	1,819		—
Total operating expenses	17,264		17,296
Income from operations	2,105		2,574
Interest income	36		189
Interest expense	(136)		(89)
Other income (expenses), net	21		(11)
Income before provision for income taxes	2,026		2,663
Income taxes	739		1,381
Net income	$1,287	3%	$1,282	3%

The following table represents revenues by each subsidiary and corresponding geographical region:

	Three Months Ended (Unaudited)
(U.S. Dollars; dollar amounts in thousands):	June 30, 2020%		June 30, 2019%
Geography: North America
Legal Entity
Majesco	$8,845	22%	$10,430	28%
Majesco Software and Solutions Inc.	24,439	59%	22,593	61%
Majesco Canada Ltd., Canada	71	—%	22	—%
InsPro Technologies Inc.	3,745	9%	–	—%
	$37,100	90%	$33,045	89%
Geography: Europe
Legal Entity
Majesco UK Limited, UK	$1,497	4%	$1,087	3%
Majesco Software Solutions Ireland Limited	1,216	3%	1,261	3%
	2,713	7%	2,348	6%
Geography: Other
Legal Entity
Majesco Sdn. Bhd., Malaysia	$949	2%	$1,289	4%
Majesco Asia Pacific Pte Ltd., Singapore	173	—%	116	—%
Majesco Software and Solutions India Private Limited, India	312	1%	506	1%
	$1,434	3%	$1,911	5%
Total Revenues	$41,247		$37,304

Revenues

Revenues for the three months ended June 30, 2020 were $41,247 compared to $37,304 for the three months ended June 30, 2019, reflecting an increase of 10.6%. The increase in revenue is primarily from the inclusion of the InsPro business. There has been a significant shift in the revenue mix of the Company as well compared to the same period in the previous year. Product revenue (license fees, cloud subscription fees and support & maintenance) now represents 48.2% of the revenue compared to 42.8% of the revenue during the same quarter in the previous year. The share of revenue from Services (delivery and consulting services) has decreased from 57.2% of revenue in the same period in the previous year to 51.8% in the reported quarter.

Gross Profit

Gross profit was $19,369 for the three months ended June 30, 2020 compared to $19,870 for the three months ended June 30, 2019. Gross profit percentage for the three months ended June 30, 2020 decreased to 47.0% of revenue from 53.3% of revenue for the three months ended June 30, 2019. The primary reason for the decline is that in the period ended June 30, 2019, there was a one-time license fee recognition due to ASC 606 accounting which impacted the gross margin. In the period ended June 30, 2020, the gross margin has also been impacted due to the inclusion of the InsPro business which has a lower gross margin compared to the organic Majesco business.

Operating Expenses

Operating expenses were $17,264 for the three months ended June 30, 2020 compared to $17,296 for the three months ended June 30, 2019. As a percentage of revenue operating expenses reduced from 46.4% of revenue in the period ended June 30, 2019 to 41.9% of revenue in the period ended June 30, 2020. The below factors have impacted the operating expenses of the Company:

●	The Company has rationalized its R&D investments in the international business through transition from a geographical investment approach to a more global product management and development structure and repurposed some of the teams to deliver new business

●	The Company has made investments into SG&A by adding senior leadership roles and strengthening its sales and marketing engine but had significant cost savings in the period ended June 30, 2020 in travel and other variable operating expenses due to the COVID 19 pandemic

●	In the period ended June 30, 2020 the Company incurred approximately $ 1,800 in one-time transaction expenses for the acquisition of InsPro

Income from Operations

Income from operations was $2,105 for the three months ended June 30, 2020 compared to $2,574 for the three months ended June 30, 2019. As a percentage of revenues, net income from operations was 5.1% for the three months ended June 30, 2020 compared to 6.9% for the three months ended June 30, 2019. Income from operations was lower primarily due to a one-time expense incurred on the acquisition of Inspro which was 4.4% of the revenue for the period ended June 30, 2020.

Other Income

Other income (expense), net was $21 for the three months ended June 30, 2020 compared to $(11) for the three months ended June 30, 2019.

Tax provision

We recognized an income tax provision of $739 for the three months ended June 30, 2020 and $1,381 for the three months ended June 30, 2019.

The effective tax rate is 36.5% and 51.9% for the three months ended June 30, 2020 and June 30, 2019 respectively, which differs from the statutory U.S. federal income tax rate of 21%, mainly due to the impact of different tax jurisdictions and disallowable expenses.

Net income

Net income was $1,287 for the three months ended June 30, 2020 compared to net income of $1,282 for the three months ended June 30, 2019. Net income per share, basic and diluted, was $0.03 and $0.03, respectively, for the three months ended June 30, 2020 and 2019.

Adjusted EBITDA

Adjusted EBITDA, a non-GAAP metric, was $5,998 for the three months ended June 30, 2020 compared to $4,729 for the three months ended June 30, 2019.

The following is an unaudited reconciliation of U.S. GAAP net income to EBITDA and Adjusted EBITDA for the three months ended June 30, 2020 and June 30, 2019:

	Three Months Ended (Unaudited)
(U.S. dollars, in thousands):	June 30, 2020	June 30, 2019
Net Income	$1,287	$1,282
Add:
Provision for income taxes	739	1,381
Depreciation and amortization	1,395	1,226
Interest expense	136	89
Less:
Interest income	(36)	(189)
Other income (expenses), net	(21)	11
EBITDA	$3,500	$3,800
Add:
Stock-based compensation	679	929
Merger and acquisition expenses	1,819	—
Adjusted EBITDA	$5,998	$4,729
Revenue	$41,247	$37,304
Adjusted EBITDA as a % of Revenue	14.54%	12.68%

Liquidity and Capital Resources

Our cash, cash equivalents and restricted cash and short term investments position was $30,905 at June 30, 2020 and $11,708 at June 30, 2019.

Net cash used in operating activities amounted to $(12,082) for the three months ended June 30, 2020 which was primarily driven by the payment of annual bonuses to employees and an increase in receivables compared to $(2,894) for the three months ended June 30, 2019.

Net cash provided by investing activities amounted to $406 for the three months ended June 30, 2020 compared to $1,134 for the three months ended June 30, 2019. During the three months ended June 30, 2020, the payment of the purchase price for the acquisition of the InsPro in the amount of $11,457 was made, along with regular purchases of property, equipment and intangible assets. These payments were made, mainly by liquidating short term investments.

Net cash (used in)/provided by financing activities was $(223) for the three months ended June 30, 2020 compared to $160 for the three months ended June 30, 2019 mainly due to the payment of finance lease obligations.

We believe that our cash flows from operations and available borrowings are sufficient to meet our liquidity requirements for the next twelve months, including capital expenditures.

Financing Arrangements

MSSIPL Facilities

On May 9, 2017, MSSIPL and Standard Chartered Bank entered into an Export Invoice Financing Facility, Working Capital Overdraft Facility, Short Term Loans Facility, Bonds and Guarantees Facility and Pre Shipment Financing Under Export Orders Facility (the “Combined Facility”) pursuant to which Standard Chartered Bank agreed to a Combined Facility of up to 200 million Indian rupees (or approximately $2,600 at exchange rates in effect on June 30, 2020). The Export Invoice Financing Facility is for the financing of MSSIPL’s sale of services, as evidenced by MSSIPL’s invoice to the customer. Each amount drawn is required to be repaid within 90 days. The Working Capital Overdraft Facility and the Short Term Loans Facility are for working capital purposes and subject to sub-limits. The Pre-Shipment Financing Under Export Orders Facility is for the delivery of software ready for sale. The Bonds and Guarantees Facility is for the issuance of guarantees and subject to commissions as agreed with Standard Chartered Bank from time to time.

The interest on the Combined Facility is based on the marginal cost of funds based lending rate (the “MCLR”) plus a margin to be agreed with Standard Chartered Bank at the time of each drawdown. The MCLR is to be determined on the date of each disbursement and is effective until repayment. Interest will accrue from the utilization date to the date of repayment or payment of that utilization. The interest under the Combined Facility may be changed by Standard Chartered Bank upon the occurrence of certain market disruption events. The Combined Facility is secured by a first pari passu security interest over the current assets of MSSIPL. MSSIPL was in compliance under the terms of this Combined Facility as of June 30, 2020. There are no outstanding loans under this Combined Facility as of June 30, 2020.

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

As of June 30, 2020, Majesco had $0 outstanding under this facility. Majesco used proceeds from this facility to repay existing indebtedness and for capital expenditures, working capital and other general corporate purposes.

Exaxe Facilities

Majesco Software Solutions Ireland Limited (“Exaxe”) had a receivables purchase agreement with AIB Commercial Finance Limited (“AIB Commercial”) pursuant to which AIB Commercial would purchase up to EUR 200 in receivables from Majesco Software Solutions Ireland Limited on a discounted basis. In addition, Majesco Software Solutions Ireland Limited had an overdraft facility with Allied Irish Banks, p.l.c. (“AIB”) of up to EUR 100. The facility had a variable interest rate and is payable on demand at any time. This facility was secured by the assets of Majesco Software Solutions Ireland Limited. As of March 31, 2020, there were no outstanding balances under these facilities. Both facilities were terminated during the year ended March 31, 2020.

On July 17, 2019, Majesco Software Solutions Ireland Limited and HSBC France, Dublin Branch, entered into a EUR 400 overdraft facility. The facility is for working capital purposes and is subject to review from time to time. Exaxe may terminate the facility at any time without penalty. Interest under the facility is payable at the rate of 3.5% per annum over the prevailing European Central Bank Rate on amounts up to EUR 400 and 7% per annum over such rate on amounts over EUR 400. The facility is secured by a fixed and floating charge over certain assets of Exaxe. Exaxe agreed to certain negative covenants under the facility, including not to create or allow any mortgage or security over its assets or revenues. As of June 30, 2020, there were no outstanding balances under this facility.

Auto loans

MSSIPL has obtained vehicle loans from HDFC Bank for the purchase of vehicles. The loans bear interest at a rate of 8.75% per annum, are payable in 60 monthly installments over a 5-year period and are secured by a pledge of the vehicles. The outstanding balance of these vehicle loans as of June 30, 2020 was $86.

InsPro Facilities

Equipment financing obligations

On January 5, 2019, InsPro LLC entered into a financing arrangement with an unaffiliated company to finance the purchase of certain third party perpetual software licenses and software subscription and maintenance. The amount financed was $802, which included $757 of cost of purchased software licenses and software subscription and maintenance services plus $45 of applicable sales tax. The financing arrangement commenced on January 5, 2019, has an annual interest rate of 6.1% and consists of 36 equal monthly payments of principal, interest and applicable sales tax of $24 commencing on February 1, 2019 and ending on January 1, 2022. The balance for this loan was $412 as of June 30, 2020. The Company’s right to use the purchased software licenses and software subscription and maintenance services is contingent on the Company remaining in compliance with the terms of this loan. As of June 30, 2020, the Company is in compliance with this loan. For the three months ended June 30, 2020, the interest expense on this loan was $7.

On February 28, 2019, InsPro LLC entered into a financing arrangement with an unaffiliated company to finance the purchase of perpetual software licenses for third party software products. The amount financed was $1,148. The financing arrangement has an annual interest rate of 7.13% and consists of 24 equal monthly payments of principal, interest of $51 which commenced in March 2019 and will end on February 1, 2021. The balance for this loan was $352 as of June 30, 2020. The Company’s right to use the purchased software licenses and software subscription and maintenance services is contingent on the Company remaining in compliance with the terms of this loan. As of June 30, 2020, the Company is in compliance with this loan. For the three months ended June 30, 2020, the interest expense on this loan was $8.

Finance lease obligations

The Company’s subsidiary, InsPro LLC, has entered into several finance lease obligations to purchase equipment used for operations (“Finance Leases”). The Company has the option to purchase the equipment at the end of each finance lease agreement for one dollar. The liability of these arrangements was $258 as of June 30, 2020.

Dividends and Redemption

We have not paid any dividends since we became a stand-alone public company in 2015. It has otherwise been our policy to invest earnings in growth rather than distribute earnings as common stock dividends. This policy is expected to continue but is subject to regular review by our Board of Directors.

Contractual Obligations

In the normal course of our business, we are party to a variety of contractual obligations as summarized in our Annual Report. These contractual obligations are considered by us when assessing our liquidity requirements. There have been no material changes to our contractual obligations as disclosed in the Annual Report, other than those which occur in the ordinary course of business. We had borrowed $344 under our auto and equipment loans as of June 30, 2020 as compared to $93 as of June 30, 2019. In addition, we have $764 outstanding under equipment financing lease obligations as of June 30, 2020.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and investments. We do not use derivative financial instruments to hedge our interest rate exposure. Our cash and cash equivalents and short term investments as of June 30, 2020 were $23,320 and $7,546, respectively.

We invest primarily in highly liquid, money market funds and bank fixed deposits. Because of the short-term nature of the majority of the interest-bearing securities we hold, we believe that a 10% fluctuation in the interest rates applicable to our cash and cash equivalents and investments would not have a material effect on our financial condition or results of operations.

The rate of interest on our Combined Facility, our receivable purchase facility and our auto loans which were in effect as of June 30, 2020, are variable and are based on LIBOR plus a fixed margin. We had borrowed $344 under our auto and equipment loans as of June 30, 2020 as compared to $93 as of June 30, 2019. In addition, we have $764 outstanding under equipment financing lease obligations as of June 30, 2020. Interest under the Exaxe overdraft facility is variable and based on prevailing European Central Bank Rate. We had no amounts outstanding under that facility at June 30, 2020. We believe that a 10% fluctuation in the interest rates applicable to our borrowings would not have a material effect on our financial condition or results of operations.

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

We generated approximately 10% and 11% of our gross revenues outside of the United States for the three months ended June 30, 2020 and 2019, respectively. The effect of foreign exchange rate changes on cash and cash equivalents resulted in a loss of $21 and $96 for the three months ended June 30, 2020 and June 30, 2019, respectively. For the three months ended June 30, 2020 and June 30, 2019, we had a foreign exchange gain/(loss) of approximately $(63) and $66, respectively.

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

The aggregate contracted USD notional amounts of the Group’s foreign exchange forward contracts outstanding amounted to $43,950 and $42,900 as of June 30, 2020 and March 31, 2020, respectively. The outstanding forward contracts as of June 30, 2020 mature between one month and 37 months. As of June 30, 2020, we estimate that $(592), net of tax, of the net (loss)/gains related to derivatives designated as cash flow hedges recorded in accumulated other comprehensive income (loss) is expected to be reclassified into earnings within the next 37 months. The outstanding foreign exchange forward contracts in U.S. dollars as of June 30, 2020 are designated as in hedge relationship and there will be no impact on our Consolidated Statements of Income due to a strengthening or weakening of 10% in the foreign exchange rates.

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

	Assets		Liability
	Noncurrent*	Current*	Noncurrent*	Current*
As of June 30, 2020
Designated as hedging instruments under Cash Flow Hedges
Foreign exchange forward contracts	$42	$138	$419	$553
Total	$42	$138	$419	$553

*	The noncurrent and current portions of derivative assets are included in ‘Other Assets’ and ‘Prepaid Expenses and Other Current Assets,’ respectively, and the noncurrent and current portions of derivative liabilities are included in ‘Other Liabilities’ and ‘Accrued Expenses and Other Current Liabilities,’ respectively in the Consolidated Balance Sheets.

For more information on foreign currency translation adjustments and cash flow hedges and other derivative financial instruments, see Notes 6 and 7 to our consolidated financial statements for the three months ended June 30, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weakness in our internal controls over financial reporting for income taxes noted below, our disclosure controls and procedures were not effective at June 30, 2020.

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

Material Weakness in Internal Control Over Financial Reporting

In connection with management’s assessment of internal controls over financial reporting during the second quarter of fiscal 2020 as part of the preparation of the Company’s income tax returns, we identified a material weakness related to the application of certain provisions of the Internal Revenue Code.

Remediation of the identified material weakness and strengthening our internal control environment surrounding income taxes has been a priority for us since it was identified during the second quarter of fiscal 2020. With oversight from the Audit Committee, management designed and begun implementing changes in processes and controls to remediate the material weakness identified and has enhanced the Company’s internal control over financial reporting as follows:

●	Designed and implemented controls to ensure that data required to prepare tax provisions and annual income tax returns is complete and accurate. These controls include holding quarterly meetings with our third party tax provider to discuss changes in tax law, key aspects of our quarterly / annual provisions and required updates to provisions, deciding a course of action and documenting such actions, review and approval of the tax data by senior members of our finance team and final discussion, review and approval of third party prepared provisions and returns.

●	During the fourth quarter of fiscal 2020, we engaged an international accounting firm with global tax expertise as our new third-party tax advisor to prepare our tax provisions and domestic corporate income tax returns commencing with fiscal 2020 annual provision and returns.

●	During the fourth quarter of fiscal 2020, our tax advisor reconstructed the 2019 U.S. portion of our deferred income tax components which included conducting an E&P study using fiscal 2015 as the base year which coincides with the demerger of Majesco Limited.

●	During the first quarter of fiscal 2021, we engaged a global accounting firm with tax expertise as our global tax services provider. We believe this to be a significant step in our remediation process as it will strengthen the communication and coordination efforts of our domestic and international tax operations which will result in a more seamless process in preparing our quarterly and annual tax provisions and tax compliance requirements.

●	We intend to hire a global tax manager with that individual being responsible for managing our global tax processes and coordinating efforts between the Company, including our subsidiaries and our new tax advisor to ensure our tax compliance needs are met in a timely fashion.

We have commenced the testing of the new and enhanced controls which is expected to be completed in the third quarter of our fiscal year 2021.

Changes in Internal Control over Financial Reporting

Other than the controls implemente to remediate the material weakness as noted above, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2019, COVID-19 began to impact the population of Wuhan, China. The continued spread of COVID-19 globally has resulted in a widespread health crisis that is adversely affecting the global economy and financial markets. In light of the uncertain and rapidly evolving situation relating to COVID-19, we have taken precautionary measures intended to minimize the risk of COVID-19 to our employees, our customers, and the communities in which we operate, which could negatively impact our business. National, state and local authorities have recommended social distancing and imposed quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, although intended to protect the population, are having serious adverse impacts on domestic and foreign economies of uncertain severity and duration. As of the date of this Quarterly Report on Form 10-Q, the COVID-19 outbreak has not caused material financial impact to our business. Financial impacts associated with the COVID-19 outbreak may include, but are not limited to, delays in critical development and commercialization activities and potential incremental costs associated with mitigating the effects of the outbreak, furloughs of employees disruption of supply chains, demand for our product and services, restrictions on the movement of employees, and a decline in value of assets held by us, including equipment. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the COVID-19 outbreak is ongoing, and its dynamic nature, including uncertainties relating to the ultimate spread of the virus, the severity of the disease, the duration of the outbreak and actions that may be taken by governmental authorities to contain the outbreak or to treat its impact, makes it difficult to accurately forecast any effects on our results of operations for 2021 and beyond.

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

Our compliance with Section 404 of the Sarbanes-Oxley Act may require that we incur substantial accounting expense and expend significant management efforts. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal control over financial reporting is effective. In connection with management’s assessment of internal controls over financial reporting during the second quarter of fiscal 2020 as part of the preparation of the Company’s income tax returns, we identified a material weakness related to the application of certain provisions of the Internal Revenue Code. Management has put in place a remediation plan to address the material weakness as further set forth in Item 9A.  Although we have put in place a plan to remediate our material weakness and expect it to be fully remediated by third quarter of our 2021 fiscal year, we cannot assure you that there will not be new material weaknesses or significant deficiencies in its internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the value of our common stock could decline, and we could be subject to sanctions or investigations by regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We may fail to realize all of the anticipated benefits of the acquisition of InsPro, such benefits may take longer to realize than expected or we may encounter significant difficulties integrating InsPro’s business into our operations. If the acquisition does not achieve its intended benefits, our business, financial condition, and results of operations could be materially and adversely affected.

We believe that the acquisition of InsPro will result in certain benefits, including certain cost synergies, drive product innovations and operational efficiencies; however, to realize these anticipated benefits, the business of InsPro must be successfully combined with our business. The combination of two independent businesses is a complex, costly, and time-consuming process that will require significant management attention and resources. The integration process may disrupt the businesses and, if implemented ineffectively, would limit the expected benefits of this acquisition to us. The failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.

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

The announcement and pendency of our agreement to be acquired by funds affiliated with Thoma Bravo, L.P. (“Thoma Bravo”) may have an adverse effect on our business and operating results.

On July 20, 2020, we entered into the Merger Agreement with Magic Intermediate, LLC (“Parent”), which was amended and restated on August 8, 2020, pursuant to which Parent agreed to acquire us subject to the terms and conditions set forth therein. Our pending acquisition by Parent may have an adverse effect on our revenue in the near term if our customers delay, defer, or cancel purchases or orders pending completion of the transaction. In addition, the announcement and pendency of the transaction may cause reluctance by customers to begin or continue to do business with us due to potential uncertainty about the direction of our products and solutions following consummation of the transaction. We are subject to additional risks in connection with the announcement and pendency of the proposed transaction, including:

●	difficulties maintaining existing and/or establishing business relationships, including relationships with significant customers, suppliers and partners;

●	disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us;

●	the restrictions imposed on our business and operations pursuant to certain covenants set forth in the Merger Agreement, which may prevent us from pursuing certain opportunities, responding to competitive pressures and industry developments, or taking certain actions without Thoma Bravo’s approval;

●	adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles following completion of the proposed transaction, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the proposed transaction;

●	the outcome of the legal proceedings that may be instituted against us, our directors, executive officers and others relating to the proposed transaction; and

●	the diversion of our employees’ attention due to activities related to the proposed transaction.

The failure to complete our pending acquisition by Parent may adversely affect our business, financial condition, operating results, and stock price.

Consummation of the Merger transaction with Parent remains subject to certain customary closing conditions, including, without limitation, adoption of the Merger Agreement by stockholders and the absence of legal impediments and regulatory clearances. There can be no assurance that these conditions to the completion of the Merger will be satisfied in a timely manner or at all. If the Merger is not completed, our stock price could fall to the extent its current price reflects an assumption that the acquisition will be completed. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business, financial condition, operating results, and stock price, including the following:

●	any disruptions to our business resulting from the announcement and pendency of the proposed transaction, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify in the event the acquisition is not consummated or is significantly delayed;

●	we would have incurred significant costs, including professional services fees and other transaction costs, in connection with the proposed Merger that we would be unable to recover;

●	we may have to pay Parent a termination fee of $25,500 under certain circumstances that give rise to the termination of the Merger Agreement;

●	we may be subject to negative publicity or be negatively perceived by the investment or business communities;

●	we may be subject to legal proceedings related to the transactions contemplated by the Merger Agreement;

●	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and

●	we may experience a departure of employees.

The Merger Agreement with Parent may limit our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that may limit our ability to pursue an alternative acquisition transaction. These or other provisions may discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

Item 6. Exhibits.

Exhibit No.	Description
10.1

Lease Amendment, dated as of June 1, 2020, by and between Majesco Software and Solutions India Pvt. Ltd. and Majesco Limited (Incorporated by refence to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 2, 2020)

10.2+	Amendment to Employment Agreement between Majesco and Manish Shah dated June 22, 2020 (Incorporated by refence to Exhibit 10.1 to Majesco’s Current Report on Form 8-K, filed with the SEC on June 23, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Denotes a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAJESCO

Date: August 14, 2020	By:	/s/ Adam Elster
Adam Elster, Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Farid Kazani
Farid Kazani, Interim Chief Financial Officer (Principal Financial and Accounting Officer)